Form 10QSB
period 1995-07-31
TOROTEL INC
filed 1995-09-14
CIK 98752

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities Exc hange Act of 1934

          For the quarterly period ended July 31, 1995

                  Commission File No. 2-33256


                         TOROTEL, INC.
(Exact name of small business issuer as specified in its charter)

           MISSOURI                          44-0610086
(State or other jurisdiction of  (I.R.S. Employer Identification No.)
 incorporation or organization)


       13402 SOUTH 71 HIGHWAY, GRANDVIEW, MISSOURI  64030
            (Address of principal executive offices)


                         (816) 761-6314
                  (Issuer's telephone number)


                              NONE
(Former name, former address and former fiscal year, if change s ince last report)


Check  whether  the issuer (1) filed all reports required  to  be filed by Section 13 or 15(d) of the Exchange Act during the  past
12  months  and (2) has been subject to such filing  requirements
for the past 90 days.   Yes  X   No


As  of  August  29, 1995, there were 2,766,688 shares  of  Common
Stock, $.50 Par Value, outstanding.

                 TOROTEL, INC. AND SUBSIDIARIES


                             INDEX





PART I.        FINANCIAL INFORMATION

    Item 1.    Financial  Statements

          Consolidated Balance Sheet as of July 31, 1995       1

          Consolidated Statements of Operations for the three
          months ended July 31, 1995 and 1994                  2

          Consolidated Statements of Cash Flows for the three
          months ended July 31, 1995 and 1994                  3

          Notes to Consolidated Financial Statements           4

    Item 2.    Management's Discussion and Analysis or
               Plan of Operation                               6


PART II. OTHER INFORMATION

    Item  1.   Legal Proceedings                               9

    Item 6.    Exhibits and Reports on Form 8-K                9


SIGNATURES                                                    10

                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEET (Unaudited)
As of July 31, 1995

ASSETS
Current assets:
   Cash                                              $   59,000
   Accounts receivable, net (Note 2)                  3,551,000
   Inventories (Note 3)                               2,670,000
   Prepaid expenses and other current assets            145,000
                                                      6,425,000
Property, plant and equipment, net                    1,974,000
Deferred tax asset (Note 4)                             308,000
Other assets                                             41,000

                                                     $8,748,000
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt (Note 5)     $  959,000
   Trade accounts payable                             1,100,000
   Accrued liabilities                                  521,000
   Accrued interest on note payable to officer           95,000
                                                      2,675,000

Long-term debt, less current maturities (Note 5)      2,116,000
Subordinated note and interest payable to officer       429,000
Contingencies (Note 6)                                     -
Stockholders' equity:
   Common stock, at par value                         1,400,000
   Capital in excess of par value                     8,627,000
   Retained earnings (deficit)                       (6,344,000)
                                                      3,683,000
   Less treasury stock, at cost                         155,000
                                                      3,528,000

                                                     $8,748,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three months Ended July 31,

                                      1995             1994

Net sales                           $4,234,000       $3,823,000
Cost of goods sold                   2,937,000        2,760,000

      Gross profit                   1,297,000        1,063,000

Operating expenses:
   Engineering                         229,000          263,000
   Selling, general and
    administrative (Note 6)            711,000          650,000
                                       940,000          913,000

      Earnings from operations         357,000          150,000

Other expense:
   Interest expense                     87,000           73,000
   Other, net                            1,000            6,000
                                        88,000           79,000

      Earnings before provision for
         income taxes                  269,000           71,000

Provision for income taxes (Note 4)     92,000           24,000

Net earnings                        $  177,000       $   47,000

Earnings per common and common
   equivalent share                 $     0.06       $     0.02

Weighted average common and common
   equivalent shares outstanding     2,788,000        2,769,000




The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Three Months Ended July 31,

                                      1995             1994

Cash flows from operating
 activities:
   Net earnings                    $  177,000       $   47,000
Adjustments to reconcile net
 earnings to net cash provided
 by operations:
     Gain from disposition of asset    (1,000)            -
     Depreciation                      68,000           62,000
   Increase (decrease) in cash
    flows from operations
    resulting from changes in:
         Accounts receivable          529,000          (31,000)
         Inventories                  (47,000)         (40,000)
         Prepaid expenses and
          other assets                (50,000)         (39,000)
         Deferred tax asset            92,000           24,000
         Trade accounts payable      (252,000)          96,000
         Accrued liabilities          (16,000)          15,000
         Accrued interest on note
          payable to officer           13,000           12,000

                                      336,000           99,000

Net cash provided by operations       513,000          146,000

Cash flows from investing
  activities:
   Capital expenditures              (101,000)         (18,000)
   Proceeds from involuntary
     conversion                         1,000              -
Net cash used in investing           (100,000)         (18,000)
Cash flows from financing
  activities:
   Borrowings against credit line   4,375,000        3,730,000
   Payments against credit line    (4,697,000)      (3,812,000)
   Principal payments on
     long-term debt                  (134,000)         (73,000)
   Payments on capital lease
     obligations                       (3,000)             -
   Proceeds from issuance of
     common stock                       4,000            1,000
Net cash used in financing           (455,000)        (154,000)
Net increase (decrease) in cash    $  (42,000)      $  (26,000)
Cash at beginning of year             101,000           90,000
Cash at end of July                $   59,000       $   64,000
Supplemental Disclosures of Cash
  Flow Information
   Cash paid during the period for:
      Interest                     $   75,000       $   58,000
      Income taxes                 $      -         $      -

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements reflect the normal recurring adjustments which are, in the opinion of management, necessary to present fairly the company's financial position at July 31, 1995, and the results of operations for the three months ended July 31, 1995.

     The financial statements contained herein should be read in conjunction with the company's financial statements and related notes filed on Form 10-KSB for the year ended April 30, 1995.

Note 2 - Accounts Receivable

    Accounts receivable are summarized as
      follows:
       Billed                                    $2,077,000
       Recoverable costs and accrued profit
         on progress completed not billed,
         net of unliquidated progress payments
         of $40,000                               1,568,000
       Other receivables                              1,000
                                                  3,646,000
       Less allowance for doubtful accounts          95,000

                                                 $3,551,000

Note 3 - Inventories

    The components of inventories are
      summarized as follows:
       Raw materials                             $1,516,000
       Work in process                              942,000
       Finished goods                               212,000

                                                 $2,670,000

Note 4 - Income Taxes

     The net deferred tax asset included in the accompanying consolidated balance sheet at July 31, 1995, includes the tax effects of temporary differences and carryforwards which are the source of the deferred asset, less a valuation allowance.

     The components of the net deferred tax asset are summarized as follows:

       Net operating loss carryforwards          $1,301,000
       Inventory valuation reserve                  563,000
       Tax credit carryforwards                     378,000
       Property, plant and equipment                223,000
       Other                                         96,000
                                                  2,561,000
       Less valuation allowance                   2,253,000

                                                 $  308,000

     The tax credit and operating loss carryforwards expire in various amounts in the years 1997 through 2010.

Note 5 - Long-term Debt

     Effective August 7, 1995, Mercantile Business Credit, Inc. and Bank IV Missouri, N.A. agreed to amend their respective credit agreements with the company for the purpose of modifying a net worth covenant beginning with the quarter ended July 31, 1995. As a result, the company's financial statements are in compliance with the financial covenants as of July 31, 1995.

Note 6 - Contingencies

     The company's two operating subsidiaries (Torotel Products, Inc. and OPT Industries, Inc.) have both been named as defendants in a lawsuit brought by Pico Electronics, Inc. in the U.S. District Court for the Southern District of New York. The litigation involves product advertising utilized by the subsidiaries which is claimed to violate trade dress, to be false and to be unfair competition. The plaintiff is seeking injunctive relief and unspecified damages according to its proof. The company has filed an Answer disputing the plaintiff's claims and believes it has a valid defense. During the quarter ended July 31, 1995, legal fees associated with this lawsuit amounted to $69,000.

Item  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN   OF
           OPERATION

     The discussion and analysis of the results of operations includes the operations of Torotel, Inc. and its subsidiaries, Torotel Products, Inc. and OPT Industries, Inc.

THREE  MONTHS ENDED JULY 31, 1995 COMPARED TO THREE MONTHS  ENDED
JULY 31, 1994

     Net sales increased 11%. The net sales of Torotel Products increased 22% from $1,486,000 to $1,813,000 due to sales attributable to the contract with Lockheed Martin for the headcoil assembly for the Hellfire II missile system, and increased sales to commercial markets. OPT's net sales increased 4% from $2,337,000 to $2,421,000 due to an improved backlog position at the beginning of the quarter; however, OPT's sales in future periods may be adversely impacted by a raw material shortage caused by a vendor's failure to deliver as contractually committed. OPT's management is exploring other alternatives to minimize the impact.
     Gross profit as a percentage of net sales increased 3%. The gross profit percentage of Torotel Products decreased 6% due to higher fixed production costs. The gross profit percentage of OPT increased 8% due to lower material costs and improved labor efficiencies.
    Engineering expenses decreased 13%. The engineering expenses of Torotel Products remained unchanged at $109,000. The engineering expenses of OPT decreased 22% from $154,000 to $120,000 due to reductions in personnel associated with completing the development of the immersion power supply.
    Selling, general and administrative (SG&A) expenses increased 9%. The SG&A expenses of Torotel, Inc. increased 13% from $46,000 to $52,000 due primarily to higher professional fees. The SG&A expenses of Torotel Products increased 23% from $339,000 to $417,000 due primarily to a $69,000 increase in legal fees (see Note 6 of Notes to Consolidated Financial Statements), and a $41,000 increase in payroll costs. However, these increases were partially offset by a $37,000 decrease in sales commissions. The SG&A expenses of OPT decreased 9% from $265,000 to $242,000 due primarily to lower payroll and rental costs.
    Interest expense increased 19%. The interest expense of Torotel, Inc. increased from $12,000 to $13,000. The interest expense of Torotel Products increased 125% from $12,000 to $27,000 due to a higher aggregate borrowing level and the effect of higher interest rates associated with increases in the prime lending rate. The interest expense of OPT decreased 4% from $49,000 to $47,000 due to a lower aggregate borrowing level which was partially offset by higher interest rates primarily associated with increases in the prime lending rate.
    For the reasons discussed above, consolidated pretax earnings increased from $71,000 to $269,000. The pretax results of
Torotel, Inc. decreased from a loss of $58,000 to a loss of $65,000. The pretax earnings of Torotel Products decreased from
$103,000 to $34,000. The pretax earnings of OPT increased from $26,000 to $300,000.
      Provision for income taxes increased due to higher consolidated pretax earnings.

LIQUIDITY AND CAPITAL RESOURCES
     Historically, the company has relied on funds generated internally and bank borrowings to meet its normal operating requirements, such as accounts payable, payroll, and to service bank indebtedness and other liabilities. The company has a $560,000 mortgage payment due in December 1995, which the company intends to renew or extend. If this is not acceptable to the holder of the note, management is confident that new financing can be obtained from another lender.
     During the three months ended July 31, 1995, the company's operating activities generated $513,000 in cash flow. Of this amount, corporate related matters used $114,000; Torotel Products' operations provided $287,000 due primarily to lower levels of receivables and inventories; and OPT's operations provided $340,000 due primarily to higher pretax earnings. Management recognizes the need to improve asset management in order to strengthen the company's liquidity position.
     Investing activities used $100,000 in cash flow for capital expenditures for production equipment. For the balance of the fiscal year, the company anticipates additional investments of approximately $50,000 for capital expenditures.
    Financing activities used $455,000 in cash flow due primarily to reductions in the revolving line of credit and long-term debt. At July 31, 1995, the company had used $1,216,000 of its revolving credit line and had $628,000 available for future requirements, based on the lender's borrowing base formula.
The company believes that inflation will have only a minimal effect on future operations since such effects will be offset by sales price increases which are not expected to have a significant effect upon demand.

                  PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
     The company's two operating subsidiaries (Torotel Products, Inc. and OPT Industries, Inc.) have both been named as defendants in a lawsuit brought by Pico Electronics, Inc. in the U.S.
District Court for the Southern District of New York. The case is No. 95Civ 3918 (CSH) and was filed on May 31, 1995. The litigation involves product advertising utilized by the subsidiaries which is claimed to violate trade dress, to be false and to be unfair competition. The company has filed an Answer disputing the plaintiff's claims and believes it has a valid defense. The plaintiff is seeking injunctive relief and unspecified damages according to its proof.

Item 6.  Exhibits and Reports of Form 8-K
    a)  Not applicable
    b) Reports on Form 8-K -- There were no reports filed on Form 8-K during the three months ended July 31, 1995.

                           SIGNATURES

     In  accordance  with  the  requirements  of  the  Securities
Exchange  Act  of 1934, the registrant caused this report  to  be
signed   on  its  behalf  by  the  undersigned,  thereunto   duly
authorized.

Torotel, Inc.
(Registrant)



Date: September 8, 1995      /s/ H. James Serrone
                             H. James Serrone, Vice President
                             Principal Financial Officer