Form 10QSB/A
period 1995-07-31
TOROTEL INC
filed 1995-12-15
CIK 98752

FORM 10-QSB/A-2

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

Item 6.  Exhibits and Reports of Form 8-K
    a)  Exhibit 27 - Financial Data Schedule (electronic filings only)
    b) Reports on Form 8-K -- There were no reports filed on Form 8-K during the three months ended July 31, 1995.

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