Form 10QSB
period 1995-10-31
TOROTEL INC
filed 1995-12-15
CIK 98752

FORM 10-QSB


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

        For the quarterly period ended October 31, 1995

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


                               NONE
(Former name, former address and former fiscal year, if change since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past
90 days. Yes    X     No


As of December 8, 1995, there were 2,784,603 shares of Common Stock, $.50 Par Value, outstanding.


                     TOROTEL, INC. AND SUBSIDIARIES

                                 INDEX



PART I.      FINANCIAL INFORMATION

	Item 1.   Financial Statements

	          Consolidated Balance Sheet as of October 31, 1995				 3

	          Consolidated Statements of Operations for the six
           months ended October 31, 1995 and 1994          					 4

	          Consolidated Statements of Operations for the
           three months ended October 31, 1995 and 1994   						 5

	          Consolidated Statements of Cash Flows for the six
           months ended October 31, 1995 and 1994		         				 6

	          Notes to Consolidated Financial Statements      					 7

	Item 2.   Management's Discussion and Analysis or Plan of
           Operation                                         			 9



PART II.     OTHER INFORMATION

	Item 1.   Legal Proceedings								                            13

	Item 4.   Submission of Matters to a Vote of Security Holders		13

	Item 6.   Exhibits and Reports on Form 8-K					               	13



SIGNATURES										                                           	14



PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements

CONSOLIDATED BALANCE SHEET (Unaudited)
As of October 31, 1995

ASSETS
Current assets:
Cash                                     										$    106,000
Accounts receivable, net (Note 2)							              3,623,000
Inventories (Note 3)									                         2,731,000
Prepaid expenses and other current assets						         170,000
											                                           6,630,000

Property, plant and equipment, net							             1,948,000

Deferred tax asset (Note 4)               								      290,000

Other assets	                           									        35,000

                                         											$ 8,903,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt (Note 5)	 				$    880,000
Trade accounts payable								                        1,207,000
Accrued liabilities									                            609,000
Accrued interest on note payable to former officer	      11,000
											                                           2,707,000

Long-term debt, less current maturities (Note 5)			   2,173,000

Subordinated note and interest payable to
former officer                               					      429,000

Contingencies (Note 6)									                            -

Stockholders' equity:
Common stock, at par value                 								   1,411,000
Capital in excess of par value							                 8,646,000
Retained earnings (deficit)								                  (6,308,000)
											                                           3,749,000
Less treasury stock, at cost			              					      155,000
											                                           3,594,000

                                         											$ 8,903,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Six Months Ended October 31,

									                                     1995     	        1994

Net sales	                             							$ 8,255,000      	$ 7,642,000
Cost of goods sold			                    				   5,919,000	        5,547,000

	Gross profit				                         			   2,336,000	        2,095,000

Operating expenses:
Engineering		                        						       466,000	          477,000
Selling, general and administrative			    		    1,375,000	        1,358,000
									                                       1,841,000	        1,835,000

	Earnings from operations	              				      495,000	          260,000

Other expense:
	Interest expense			                    				      169,000	          146,000
Other, net								                                  3,000	           10,000
									                                         172,000	          156,000

	Earnings before provision for income taxes		     323,000 	         104,000

Provision for income taxes (Note 4)	    				      110,000	           35,000

Net earnings	                         							$    213,000    	$      69,000


Earnings per common and common
 equivalent share			                               $  .08 	          $  .03

Weighted average common and common
 equivalent	shares outstanding							           2,801,000	        2,781,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three Months Ended October 31,

								                                         1995     	     1994

Net sales							                                	$ 4,021,000   	$ 3,819,000
Cost of goods sold				                       			   2,982,000	     2,787,000

	Gross profit							                               1,039,000  	   1,032,000

Operating expenses:
Engineering		                           						       237,000 	      214,000
Selling, general and administrative		       			      664,000	       708,000
									                                            901,000	       922,000

	Earnings from operations		                 			      138,000	       110,000

Other expense:
	Interest expense				                      			        82,000	        73,000
Other, net								                                     2,000          4,000
									                                             84,000	        77,000

	Earnings before provision for income taxes			        54,000	        33,000

Provision for income taxes (Note 4)      					        18,000	        11,000

Net earnings		                           						$      36,000 	$      22,000

Earnings per common and common
 equivalent share			                                  $  .01 	       $  .01

Weighted average common and common
 equivalent	shares outstanding							              2,851,000	     2,812,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Six Months Ended October 31,

									                                     1995     	       1994
Cash flows from operating activities:
Net earnings						                           	$    213,000    	$      69,000

Adjustments to reconcile net earnings to
 net cash provided by operations:
	Gain from disposition of asset					                (1,000)	            -
	Depreciation							                               138,000	          125,000
	Increase (decrease) in cash flows from
	operations resulting from changes in:
Accounts receivable						                          457,000	         (242,000)
Inventories							                                (108,000)  	       (29,000)
Prepaid expenses and other assets				              (69,000)  	       (30,000)
Deferred tax asset						                           110,000	           35,000
Trade accounts payable					                       (145,000)	         275,000
Accrued liabilities						                           72,000	           13,000
Accrued interest on note to former officer			      (71,000)  	        24,000
								                                           383,000	          171,000

Net cash provided by operating activities				      596,000 	         240,000

Cash flows from investing activities:
Capital expenditures		                   				     (145,000)	         (71,000)
Proceeds from involuntary conversion				             1,000	              -

Net cash used in investing activities		   			     (144,000)	         (71,000)

Cash flows from financing activities:
Borrowings against credit line		           			   8,496,000	        7,244,000
Payments against credit line						              (8,702,000)	      (7,320,000)
Principal payments on long-term debt				          (269,000)	        (146,000)
Payments on capital leases obligations				          (7,000)	          (1,000)
Proceeds from issuance of common stock				          35,000	           25,000
Acquisition of treasury stock					                    -     	         (9,000)

Net cash used in financing activities		   			     (447,000)   	     (207,000)

Net increase (decrease) in cash       						$        5,000    	$     (38,000)
Cash at beginning of year						                    101,000	           90,000

Cash at end of October	                 						$    106,000    	$      52,000

Supplemental Disclosures of Cash Flow
 Information Cash paid during the period for:
Interest					                              			$    241,000     	$    113,000
Income taxes					                           		$         -      	$         -

The accompanying notes are an integral part of these statements.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation

	The accompanying unaudited consolidated financial statements reflect the normal recurring adjustments which are, in the opinion of management, necessary to present fairly the company's financial position at October 31, 1995, and the results of operations for the three and six months ended October 31, 1995.

	The financial statements contained herein should be read in conjunction with the company's financial statements and related notes filed on Form
10-KSB for the year ended April 30, 1995.

Note 2 - Accounts Receivable

	Accounts receivable are summarized as follows:

		Billed						                                   	$ 2,040,000
		Recoverable costs and accrued profit on
   progress completed not billed 			          			   1,644,000
		Other receivables						                              34,000
										                                          3,718,000
		Less allowance for doubtful accounts				             95,000

                                        										$ 3,623,000

Note 3 - Inventories

	The components of inventories are
  summarized as follows:

		Raw materials		                           					$ 1,624,000
		Work in process						                              933,000
		Finished goods					                        		      174,000

                                       										$ 2,731,000

Note 4 - Income Taxes

	The net deferred tax asset included in the accompanying consolidated balance sheet at October 31, 1995, includes the tax effects of temporary differences and carryforwards which are the source of the deferred asset, less a valuation allowance.

	The components of the net deferred tax asset are summarized as follows:

		Net operating loss carryforwards				            	$ 1,283,000
		Inventory valuation reserve					                     563,000
		Tax credit carryforwards					                        378,000
		Property, plant and equipment					                   223,000
		Other								                                         96,000
										                                           2,543,000
		Less valuation allowance					                      2,253,000

                                        									 	$   290,000

	The tax credit and operating loss carryforwards expire in various amounts in the years 1997 through 2010.

Note 5 - Long-term Debt

	Effective August 7, 1995, Mercantile Business Credit, Inc. and Bank IV Missouri, N.A. agreed to amend their respective credit agreements with the company for the purpose of modifying a net worth covenant beginning with the quarter ended July 31, 1995. As of October 31, 1995, the company's financial statements are in compliance with the financial covenants.

Note 6 - Contingencies

	A lawsuit seeking injunctive relief and unspecified damages against the company's two operating subsidiaries (Torotel Products, Inc. and OPT Industries, Inc.) concerning the subsidiaries' product advertising was dismissed with prejudice on November 15, 1995, without any payment to plaintiff. Settlement of the litigation in the U.S. District Court for the Southern District of New York was obtained prior to trial. Most of the company's legal fees resulting from the litigation are expected to be borne by the company's insurance. During the three and six months ended
October 31, 1995, legal fees associated with this litigation amounted to $7,000 and $76,000, respectively.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

	The discussion and analysis of the results of operations includes the operations of Torotel, Inc., and its subsidiaries, Torotel Products, Inc.
and OPT Industries, Inc.

SIX MONTHS ENDED OCTOBER 31, 1995 VERSUS SIX MONTHS ENDED OCTOBER 31, 1994

	Net sales increased 8%.  The net sales of Torotel Products increased 17%
from $3,105,000 to $3,631,000 primarily due to sales attributable to the contract with Lockheed Martin for the headcoil assembly on the Hellfire II missile system.  OPT's net sales increased 2% from $4,537,000 to $4,624,000 due to an improved backlog position at the beginning of the fiscal year;
however, OPT's sales in the current year have been adversely impacted by a raw material shortage caused by a vendor's failure to deliver as contractually committed.  An alternate source has been obtained with initial deliveries scheduled to commence in late December.
	Gross profit as a percentage of net sales increased 1%.  The gross profit percentage of Torotel Products decreased 8% due to higher material and fixed production costs.  The gross profit percentage of OPT increased 7% due to lower material costs, improved labor efficiencies, and lower fixed production costs.
	Engineering expenses decreased 2%.  The engineering expenses of Torotel
Products increased 3% from $220,000 to $226,000 due to higher payroll costs.
The engineering expenses of OPT decreased 7% from $257,000 to $240,000 due to lower development costs associated with completing the design of the immersion power supply.
	Selling, general and administrative (SG&A) expenses increased 1%.  The SG&A expenses of Torotel,Inc. increased 11% from $110,000 to $122,000 due primarily to higher professional fees and travel costs.  The SG&A expenses of
Torotel Products increased 9% from $710,000 to $772,000 due primarily to a
$76,000 increase in legal fees (see Note 6 of Notes to Consolidated Financial
Statements), and a $43,000 increase in payroll costs.  However, these increases were partially offset by a $57,000 decrease in sales commissions.
The SG&A expenses of OPT decreased 11% from $538,000 to $481,000 due primarily to lower payroll and rental costs.
	Interest expense increased 16%.  The interest expense of Torotel, Inc. was unchanged at $24,000.  The interest expense of Torotel Products increased
104% from $26,000 to $53,000 due to a higher aggregate borrowing level and the effect of higher interest rates associated with increases in the prime lending rate.  The interest expense of OPT decreased 4% from $96,000 to
$92,000 due to a lower aggregate borrowing level which was partially offset by higher interest rates primarily associated with increases in the prime lending rate.
	For the reasons discussed above, consolidated pretax earnings increased from
$104,000 to $323,000.  The pretax results of Torotel, Inc. decreased from a loss of $134,000 to a loss of $146,000.  The pretax earnings of Torotel
Products decreased from $175,000 to $6,000.  The pretax earnings of OPT increased from $63,000 to $463,000.
	Provision for income taxes increased due to higher pretax earnings.

THREE MONTHS ENDED OCTOBER 31, 1995 VERSUS THREE MONTHS ENDED
OCTOBER 31, 1994

	Net sales increased 5%.  The net sales of Torotel Products increased 12%
from $1,619,000 to $1,818,000 primarily due to sales attributable to the contract with Lockheed Martin for the headcoil assembly on the Hellfire II missile system.  OPT's net sales were relatively unchanged at $2,203,000 compared to the $2,200,000 for last year's quarter; however, OPT's sales in the current quarter were adversely impacted by a raw material shortage caused by a vendor's failure to deliver as contractually committed.  An alternate source has been obtained with initial deliveries scheduled to commence in late December.
	Gross profit as a percentage of net sales decreased 1%.  The gross profit percentage of Torotel Products decreased 9% due to higher material and fixed production costs.  The gross profit percentage of OPT increased 5% due to lower material costs, improved labor efficiencies, and lower fixed production costs.
	Engineering expenses increased 11%.  The engineering expenses of Torotel
Products increased 5% from $111,000 to $117,000 due to higher payroll costs.
The engineering expenses of OPT increased 17% from $103,000 to $120,000 due to higher design costs associated with new product development.
	Selling, general and administrative (SG&A) expenses decreased 6%.  The SG&A expenses of Torotel,Inc. increased 9% from $64,000 to $70,000 due primarily to higher travel costs.  The SG&A expenses of Torotel Products decreased 4%
from $371,000 to $355,000 due primarily to a $20,000 decrease in sales commissions.  This decrease was offset partially by a $7,000 increase in legal fees (see Note 6 of Notes to Consolidated Financial Statements).  The
SG&A expenses of OPT decreased 12% from $273,000 to $239,000 due primarily to lower payroll and rental costs.
	Interest expense increased 12%.  The interest expense of Torotel, Inc.
decreased 8% from $12,000 to $11,000.  The interest expense of Torotel
Products increased 86% from $14,000 to $26,000 due to a higher aggregate borrowing level and the effect of higher interest rates associated with increases in the prime lending rate.  The interest expense of OPT decreased
4% from $47,000 to $45,000 due to a lower aggregate borrowing level which was partially offset by higher interest rates primarily associated with increases in the prime lending rate.
	For the reasons discussed above, consolidated pretax earnings increased from
$33,000 to $54,000.  The pretax results of Torotel, Inc. decreased from a loss of $76,000 to a loss of $81,000.  The pretax earnings of Torotel
Products decreased from $72,000 to a loss of $28,000.  The pretax earnings of
OPT increased from $37,000 to $163,000.
	Provision for income taxes increased due to higher pretax earnings.

LIQUIDITY AND CAPITAL RESOURCES

	Historically, the company has relied on funds generated internally and bank borrowings to meet its normal operating requirements and to service bank indebtedness.  The company has a $560,000 mortgage payment due in January
1996.  The company intends to refinance this amount, plus an existing second mortgage balance of $46,000, with a new lender.  Management's anticipates funding on the new loan to take place in January.
	During the six months ended October 31, 1995, the company's operating activities generated $596,000 in cash flow.  Of this amount, corporate related matters used $274,000; Torotel Products' operations provided $437,000 due primarily to lower levels of receivables and inventories; and OPT's operations provided $433,000 due primarily to higher pretax earnings.
Management's objective is to continue improving asset management to strengthen the company's liquidity position.
	Investing activities used $144,000 in cash flow for capital expenditures for production equipment.  For the balance of the fiscal year, the company anticipates additional investments of approximately $50,000 for capital expenditures.
	Financing activities used $447,000 in cash flow due primarily to reductions in the revolving credit line and long-term debt.  At October 31, 1995, the company had used $1,332,000 of its revolving credit line and had $677,000 available for future cash requirements, based on the lender's borrowing base formula.
	The company believes that inflation will have only a minimal effect on future operations since such effects will be offset by sales price increases which are not expected to have a significant effect upon demand.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

	A lawsuit seeking injunctive relief and unspecified damages against the company's two operating subsidiaries (Torotel Products, Inc. and OPT Industries, Inc.) concerning the subsidiaries' product advertising was dismissed with prejudice on November 15, 1995, without any payment to plaintiff. Settlement of the litigation in the U.S. District Court for the Southern District of New York was obtained prior to trial.

Item 4.   Submission of Matters to a Vote of Security Holders

	The Annual Stockholders' Meeting was held in Kansas City, Missouri, on
September 18, 1995, to elect a Board of Directors.  	At the meeting, there
were 2,216,337 shares voting in the election, with nominees needing 1,108,170 shares to be elected.
	Shareholders elected the following individuals to a one-year term on the Board of Directors, with the number of shares voting "FOR" each nominee indicated.

			Dale H. Sizemore, Jr., Chairman			            2,193,848
			Jack C. Beecroft				                          2,191,483
			Ron L. Benjamin				                           2,168,318
			Victor K. Brewer, Jr.				                     2,194,731
			Christian T. Hughes				                       2,180,468
			Dr. Thomas L. Lyon, Jr.				                   2,168,317
			Richard A. Sizemore				                       2,193,848

Item 6.   Exhibits and Reports on Form 8-K

	a)    Financial Data Schedule - Exhibit 27 (electronic filings only)
	b)    Reports on Form 8-K -- There were no reports filed on Form 8-K during the three months ended October 31, 1995.

SIGNATURES

	In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Torotel, Inc.
(Registrant)




Date:   December 11, 1995  				/s/  H. James Serrone
							H. James Serrone, Vice President
							Principal Financial Officer