Form 10QSB
period 1996-01-31
TOROTEL INC
filed 1996-03-28
CIK 98752

FORM 10-QSB



     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                For the quarterly period ended January 31, 1996

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

Yes    X     No


As of March 8, 1996, there were 2,785,011 shares of Common Stock,
$.50 Par Value, outstanding.


                        TOROTEL, INC. AND SUBSIDIARIES



                                   INDEX



PART I.      FINANCIAL INFORMATION

             Item 1.   Financial Statements

                       Consolidated Balance Sheet as of January 31, 1996   3

                       Consolidated Statements of Operations for
                       the nine months ended January 31, 1996 and 1995     4

                       Consolidated Statements of Operations for the
                       three nonths ended January 31, 1996 and 1995        5

                       Consolidated Statements of Cash Flows for the
                       nine months ended January 31, 1996 and 1995         6

                       Notes to Consolidated Financial Statements          7


             Item 2.   Management's Discussion and Analysis or Plan
                       of Operation                                       10



PART II.     OTHER INFORMATION

             Item 1.   Legal Proceedings                                  14

             Item 4.   Submission of Matters to a Vote of Security
                       Holders                                            14

             Item 6.   Exhibits and Reports on Form 8-K                   14



SIGNATURES                                                                15



                         PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements

CONSOLIDATED BALANCE SHEET (Unaudited)
As of January 31, 1996

ASSETS
Current assets:
    Cash                                                     $     84,000
    Accounts receivable, net (Note 2)                           3,404,000
    Inventories (Note 3)                                        2,652,000
    Prepaid expenses and other current assets                     179,000
                                                                6,319,000

Property, plant and equipment, net                              1,888,000

Deferred tax asset (Note 4)                                       228,000

Other assets                                                       32,000

                                                              $ 8,467,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt (Note 5)             $   790,000
    Trade accounts payable                                      1,234,000
    Accrued liabilities                                           473,000
    Accrued interest on note payable to former officer             22,000
                                                                2,519,000

Long-term debt, less current maturities (Note 5)                1,804,000

Subordinated note and interest payable to former officer          429,000

Contingencies (Note 6)                                               -

Stockholders' equity:
    Common stock, at par value                                  1,412,000
    Capital in excess of par value                              8,647,000
    Retained earnings (deficit)                                (6,189,000)
                                                                3,870,000
    Less treasury stock, at cost                                  155,000
                                                                3,715,000

                                                              $ 8,467,000

          The accompanying notes are an integral part of these statements.


CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Nine Months Ended October 31,

                                               1996               1995

Net sales                                      $11,943,000        $11,488,000
Cost of goods sold                               8,788,000          8,322,000

          Gross profit                           3,155,000          3,166,000

Operating expenses:
    Engineering                                    695,000            707,000
    Selling, general
      and administrative (Note 6)                2,228,000          2,098,000
                                                 2,923,000          2,805,000

Earnings from operations                           232,000            361,000

Other expense (income):
    Interest expense                               244,000            231,000
    Other, net (Note 7)                           (516,000)            20,000
                                                  (272,000)           251,000

          Earnings before provision
              for income taxes                     504,000            110,000

Provision for income taxes (Note 4)                172,000             37,000

Net earnings                                  $    332,000        $    73,000


Earnings per common and common
   equivalent share                           $       .12        $       .03

Weighted average common and common equivalent
    shares outstanding                           2,808,000          2,784,000

          The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three Months Ended January 31,

                                               1996              1995

Net sales                                      $ 3,688,000       $ 3,846,000
Cost of goods sold                               2,869,000         2,775,000

          Gross profit                             819,000         1,071,000

Operating expenses:
    Engineering                                    229,000           230,000
    Selling, general
      and administrative (Note 6)                  853,000           740,000
                                                 1,082,000           970,000

          Earnings (loss) from operations         (263,000)          101,000

Other expense (income):
    Interest expense                                75,000            85,000
    Other, net (Note 7)                           (519,000)           10,000
                                                  (444,000)           95,000

          Earnings before provision
            for income taxes                       181,000             6,000

Provision for income taxes (Note 4)                 62,000             2,000

Net earnings                                   $   119,000       $     4,000


Earnings per common and common
   equivalent share                            $       .04       $       .00

Weighted average common and common equivalent
    shares outstanding                           2,847,000         2,812,000

          The accompanying notes are an integral part of these statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Nine Months Ended October 31,

                                                1996             1995

Cash flows from operating activities:
    Net earnings                                $    332,000     $     73,000

Adjustments to reconcile net earnings to net cash
    provided by operations:
          Gain from disposition of asset              (1,000)            -
          Depreciation                               214,000          187,000
          Increase (decrease) in cash flows from
              operations resulting from changes in:
          Accounts receivable                        676,000         (534,000)
          Inventories                                (29,000)         167,000
          Prepaid expenses and other assets          (75,000)          26,000
          Deferred tax asset                         172,000           37,000
          Trade accounts payable                    (118,000)          30,000
          Accrued liabilities                        (64,000)          36,000
          Accrued interest on note
             to former officer                       (60,000)          35,000
                                                     715,000          (16,000)

Net cash provided by operating activities          1,047,000           57,000

Cash flows from investing activities:
    Capital expenditures                            (161,000)         (65,000)
    Proceeds from involuntary conversion               1,000             -

Net cash used in investing activities               (160,000)         (65,000)

Cash flows from financing activities:
    Borrowings against credit line                12,533,000       10,988,000
    Payments against credit line                 (13,058,000)     (11,304,000)
    Proceeds from issuance of long-term debt          -               500,000
    Principal payments on long-term debt            (405,000)        (243,000)
    Payments on capital leases obligations           (10,000)          (2,000)
    Proceeds from issuance of common stock            36,000           26,000
    Acquisition of treasury stock                     -                (9,000)

Net cash used in financing activities               (904,000)         (44,000)

Net increase (decrease) in cash                $     (17,000)   $     (52,000)
Cash at beginning of year                            101,000           90,000

Cash at end of January                         $      84,000    $      38,000

Supplemental Disclosures of Cash Flow Information
    Cash paid during the period for:
        Interest                               $     308,000    $     197,000
        Income taxes                           $        -       $        -

        The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 1 - Basis of Presentation

          The accompanying unaudited consolidated financial statements reflect the normal recurring adjustments which are, in the opinion of management, necessary to present fairly the company's financial position at January 31, 1996, and the results of operations for the three and nine months ended January 31, 1996.

          The financial statements contained herein should be read in conjunction with the company's financial statements and related notes filed on Form 10-KSB for the year ended April 30, 1995.

Note 2 - Accounts Receivable

          Accounts receivable are summarized as follows:

               Billed                                             $ 2,373,000
               Recoverable costs and accrued profit on progress
                   completed not billed, net of unliquidated
                   progress payments of $40,000                     1,124,000
               Other receivables                                        1,000
                                                                    3,498,000
               Less allowance for doubtful accounts                    94,000
                                                                  $ 3,404,000


Note 3 - Inventories

          The components of inventories are summarized as follows:

               Raw materials                                     $ 1,729,000
               Work in process                                       739,000
               Finished goods                                        184,000
                                                                 $ 2,652,000


Note 4 - Income Taxes

          The net deferred tax asset included in the accompanying consolidated balance sheet at January 31, 1996, includes the tax effects of temporary differences and carryforwards which are the source of the deferred asset, less a valuation allowance.

          The components of the net deferred tax asset are summarized as follows:

               Net operating loss carryforwards                 $ 1,221,000
               Inventory valuation reserve                          563,000
               Tax credit carryforwards                             378,000
               Property, plant and equipment                        223,000
               Other                                                 96,000
                                                                  2,481,000
               Less valuation allowance                           2,253,000
                                                                $   228,000

          The tax credit and operating loss carryforwards expire in various amounts in the years 1997 through 2010.


Note 5 - Long-term Debt

          Effective August 7, 1995, Mercantile Business Credit, Inc. (MBCI) and Bank IV Missouri, N.A. agreed to amend their respective credit agreements with the company for the purpose of modifying a net worth covenant beginning with the quarter ended July 31, 1995. As of January 31, 1996, the company's financial statements are in compliance with the financial covenants.

          The original term of the revolving credit agreement with MBCI expires on September 1, 1996. The agreement automatically renews itself from year to year unless terminated by either party by giving written notice at least 395-days prior to the expiration date. Since the company did not receive any such termination notice from MBCI, the outstanding balances of the revolving credit line continue to be classified as long-term in the accompanying consolidated balance sheet.

          OPT Industries, Inc.'s first mortgage loan with the New Jersey Economic Development Authority had a final payment of $560,000 which was due on January 1, 1996. This note has been renewed on a month to month basis with no other changes in the terms and conditions. The company has arranged to refinance this note through Phillipsburg National Bank
& Trust Company with closing tentatively set for March 19, 1996.


Note 6 - Contingencies

          A lawsuit seeking injunctive relief and unspecified damages against the company's two operating subsidiaries (Torotel Products, Inc. and OPT) concerning the subsidiaries' product advertising was dismissed with prejudice on or about November 15, 1995. Settlement of the litigation in the U.S. District Court for the Southern District of New York was obtained prior to trial without any payment to plaintiff.

          The company believed, based on a letter from its insurance company dated November 10, 1995, that most of the legal fees resulting from the litigation would be borne by the company's insurance carrier.
In a subsequent letter dated January 17, 1996, the insurance company reversed its position and advised that coverage for legal fees would
not be provided.   In yet another subsequent letter dated February 12,
1996, the insurance company reversed itself again and offered to pay approximately $89,000el continue to pursue this claim with the expectation of the insurance company covering a larger portion of the legal fees. Since the coverage issue is not resolved, the company has expensed all but $89,000 of the legal fees.

          The legal fees expensed for this litigation during the three and nine months ended January 31, 1996, were $126,000 and $202,000, respectively.


Note 7 - Insurance Settlement

          On March 25, 1995, Torotel Products' facility was struck by lightning which resulted in significant fire and water damage to the machine shop and shipping department, and caused a significant curtailment in production during the last five weeks of fiscal 1995. Other, net as presented in the accompanying consolidated statements of operations for the three and nine months ended January 31, 1996, includes a $510,000 gain from the final settlement for business income and contents insurance.


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


          The discussion and analysis of the results of operations includes the operations of Torotel, Inc., and its subsidiaries, Torotel Products, Inc. and OPT Industries, Inc.


NINE MONTHS ENDED JANUARY 31, 1996 VERSUS NINE MONTHS ENDED JANUARY 31, 1995

          Net sales increased 4%. The net sales of Torotel Products decreased 2% from $5,109,000 to $5,034,000 due primarily to lower sales bookings during the current year. The effect of the lower bookings has been offset partially by sales generated from the contract with Lockheed Martin for the headcoil assembly on the Hellfire II missile system. OPT's net sales increased 8% from $6,379,000 to $6,909,000 due to an improved backlog position at the beginning of the fiscal year; however, OPT's sales in the current year have been adversely impacted by a raw material shortage caused by a vendor's failure to deliver as contractually committed. An alternate source was obtained and initial deliveries were received in December.
          Gross profit as a percentage of net sales decreased 1%. The gross profit percentage of Torotel Products decreased 9% due to higher material, labor and fixed production costs. The gross profit percentage of OPT increased 5% due to improved labor efficiencies and lower fixed production costs.
          Engineering expenses decreased 2%. The engineering expenses of Torotel Products decreased 2% from $333,000 to $326,000 due to lower payroll costs. The engineering expenses of OPT decreased 1% from $374,000 to $369,000 due to lower development costs associated with completing the design of the immersion power supply.
          Selling, general and administrative (SG&A) expenses increased 6%. The SG&A expenses of Torotel, Inc. increased 11% from $183,000 to $204,000 due primarily to a non-recurring cost of $26,000 associated with the company's 401(k) plan for non-union employees. The SG&A expenses of Torotel Products increased 14% from $1,129,000 to $1,284,000 due primarily to a $177,000 increase in legal fees (see Note 6 of Notes to Consolidated Financial Statements), and a $33,000 increase in payroll costs. These in ased 6% from $786,000 to $740,000 due primarily to lower payroll and rental costs.
          Interest expense increased 6%. The interest expense of Torotel, Inc. was unchanged at $35,000. The interest expense of Torotel Products increased 49% from $51,000 to $76,000 due to a higher aggregate borrowing level and the effect of higher interest rates associated with increases in the prime lending rate. The interest expense of OPT decreased 8% from $145,000 to $133,000 due to a lower aggregate borrowing level which was offset partially by higher interest rates associated with increases in t
          Sundry nonoperating income increased due to a $510,000 gain from the final settlement on the business income and contents insurance claim which resulted from the fire in March 1995.
          For the reasons discussed above, consolidated pretax earnings increased from $110,000 to $504,000. The pretax results of Torotel, Inc. decreased from a loss of $218,000 to a loss of $239,000. The pretax earnings of Torotel Products decreased from $306,000 to $185,000. The pretax earnings of OPT increased from $22,000 to $558,000.
          Provision for income taxes increased due to higher pretax earnings.


THREE MONTHS ENDED JANUARY 31, 1996 VERSUS THREE MONTHS ENDED JANUARY 31, 1995

          Net sales decreased 4%. The net sales of Torotel Products decreased 29% from $1,971,000 to $1,403,000 due primarily to lower sales bookings during the current year. The effect of the lower bookings has been offset partially by sales generated from the contract with Lockheed Martin for the headcoil assembly on the Hellfire II missile system. OPT's net sales increased 22% from $1,875,000 to $2,285,000 due primarily to increased shipments of the immersion power supply.
          Gross profit as a percentage of net sales decreased 6%. The gross profit percentage of Torotel Products decreased 14% due to higher labor and fixed production costs. The gross profit percentage of OPT increased 3% due primarily to improved labor efficiencies and lower fixed production costs.
          Engineering expenses were relatively unchanged. The engineering expenses of Torotel Products decreased 12% from $113,000 to $100,000 due to lower payroll costs. The engineering expenses of OPT increased 10% from $117,000 to $129,000 due to higher design costs associated with new product development.
          Selling, general and administrative (SG&A) expenses increased 15%. The SG&A expenses of Torotel, Inc. increased 12% from $73,000 to $82,000 due primarily to a non-recurring cost of $26,000 associated with the company's 401(k) plan for non-union employees. This increase was offset partially by a $9,000 decrease in consulting fees. The SG&A expenses of Torotel Products increased 22% from $419,000 to $511,000 due primarily to a $101,000 increase in legal fees (see Note 6 of Notes to Consolidated Financial Statements). The SG&A expenses of OPT increased 5% from
$248,000 to $260,000 due primarily to higher selling costs.
          Interest expense decreased 12%. The interest expense of Torotel,Inc. remained unchanged at $11,000. The interest expense of Torotel Products decreased 8% from $25,000 to $23,000 due to a lower aggregate borrowing level which was offset partially by higher interest rates associated with increases in the prime lending rate. The interest expense of OPT decreased 16% from $49,000 to $41,000 due to a lower aggregate borrowing level which was offset partially by higher interest rates associated with
          Sundry nonoperating income increased due to a $510,000 gain from the final settlement on the business income and contents insurance claim which resulted from the fire in March 1995.
          For the reasons discussed above, consolidated pretax earnings increased from $6,000 to $181,000. The pretax results of Torotel, Inc. decreased from a loss of $84,000 to a loss of $93,000. The pretax earnings of Torotel Products increased from $131,000 to $179,000. The pretax earnings of OPT increased from a loss of $41,000 to a profit of $95,000.
          Provision for income taxes increased due to higher pretax earnings.


LIQUIDITY AND CAPITAL RESOURCES

          Historically, the company has relied on funds generated internally and bank borrowings to meet its normal operating requirements and to service bank indebtedness. The company has a $560,000 mortgage payment that was due in January 1996. The company has arranged to refinance this note through a new lender with funding to take place in mid-March
(see Note 5 of Notes to Consolidated Financial Statements).
          During the nine months ended January 31, 1996, the company's operating activities generated $1,047,000 in cash flow. Of this amount, corporate related matters used $308,000; Torotel Products' operations provided $848,000 due primarily to lower levels of receivables and inventories; and OPT's operations provided $507,000 due primarily to higher pretax earnings. Management's objective is to continue improving asset management to strengthen the company's liquidity position.
          Investing activities used $161,000 in cash flow for capital expenditures for production equipment. For the balance of the fiscal year, the company anticipates additional investments of approximately $50,000 for capital expenditures.
          Financing activities used $904,000 in cash flow due primarily to reductions in the revolving credit line and long-term debt. At
January 31, 1996, the company had used $1,012,000 of its revolving credit line and had $1,167,000 available for future cash requirements, based on the lender's borrowing base formula.
          The company believes that inflation will have only a minimal effect on future operations since such effects will be offset by sales price increases which are not expected to have a significant effect upon demand.


                         PART II.   OTHER INFORMATION


Item 1.   Legal Proceedings

          A lawsuit seeking injunctive relief and unspecified damages against the company's two operating subsidiaries concerning the subsidiaries' product advertising was dismissed with prejudice on or about November 15, 1995. Settlement of the litigation in the U.S. District Court for the Southern District of New York was obtained prior to trial without any payment to plaintiff.

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

Item 6.   Exhibits and Reports on Form 8-K

          a)    Financial Data Schedule - Exhibit 27
          b) Reports on Form 8-K -- There were no reports filed on Form 8-K during the three months ended January 31, 1996.


                                   SIGNATURES


          In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Torotel, Inc.
(Registrant)




Date:   March 12, 1996                  /s/  H. James Serrone
                                             H. James Serrone, Vice President
                                             Principal Financial Officer