Form 10KSB
period 1996-04-30
TOROTEL INC
filed 1996-07-25
CIK 98752

U.S. Securities and Exchange Commission
                         Washington, D.C. 20549

                             FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended April 30, 1996

                       Commission File No. 2-33256

                            TOROTEL, INC.
             (Name of small business issuer in its charter)

        		MISSOURI		                   				      44-0610086
	(State or other jurisdiction of 				(I.R.S. Employer Identification No.)
	incorporation or organization)

 13402 SOUTH 71 HIGHWAY, GRANDVIEW, MISSOURI	          		64030
	 (Address of principal executive offices)				         (Zip Code)

Issuer's telephone number   (816) 761-6314

Securities registered under Section 12(b) of the Exchange Act:

       Title of each class        			Name of each exchange on which registered

  	Common Stock, $.50 par value	            			American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:

                                  NONE

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this Form 10-KSB, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.    X

The issuer's revenues for the most recent fiscal year were $15,822,000.

The aggregate market value of the voting stock held by non-affiliates, based on the closing sale price of the American Stock Exchange on July 12, 1996, was $2,086,000. As of July 12, 1996, there were 2,790,366 shares on Common Stock, $.50 Par Value, outstanding.

                 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders on September 16, 1996, are incorporated by reference into
Part III.


                           TOROTEL, INC.

                           FORM 10-KSB

                 Fiscal Year Ended April 30, 1996


                         TABLE OF CONTENTS


PART I
Item 1.  Business			                                      					         1
Item 2.  Properties
5
Item 3.  Legal Proceedings							                                       5
Item 4.  Submission of Matters to a Vote of Security Holders			         5

PART II
Item 5.  Market for Common Equity and Related Stockholder Matters	      6
Item 6.  Management's Discussion and Analysis or Plan of Operation      7
Item 7.  Financial Statements and Supplementary Data			                11
Item 8.  Changes In and Disagreements With Accountants on
	       	Accounting and Financial Disclosure				                       11

PART III
Item 9.  Directors, Executive Officers, Promoters and Control
       		Persons, Compliance With Section 16(a) of the
	       	Exchange Act			                                    				       27
Item 10. Executive Compensation						                                  27
Item 11. Security Ownership of Certain Beneficial Owners and
	       	Management	                                      						       27
Item 12. Certain Relationships and Related Transactions			             27

PART IV
Item 13. Exhibits and Reports on Form 8-K			                  		       28

SIGNATURES					                                               		       33


                                   PART I


ITEM 1.  Business

	Torotel, Inc. (the "company") conducts business through two wholly-owned subsidiaries, Torotel Products, Inc. ("Torotel Products") and OPT Industries,
Inc. ("OPT").
	Torotel Products specializes in the custom design and manufacture of precision magnetic components, consisting of transformers, inductors, reactors, chokes and toroidal coils. Torotel Products sells these magnetic components to original equipment manufacturers, who use them in products such as aircraft navigational equipment, voice and data secure communications, telephone and avionics equipment, and conventional missile guidance systems.
	OPT specializes in the custom design and manufacture of high power, switching power supplies and a broad line of magnetic components.  OPT sells these products to a predominantly U.S. customer base in the computer, telecommunications, industrial and military markets.
	The company acquired 100% of the common stock of OPT on September 1, 1993.
The total purchase price of $404,000 consisted of $200,000 for a fund used to retire all of the pre-merger outstanding shares of OPT, and $204,000 for professional fees.  In addition, warrants to purchase 66,667 shares of the company's common stock at $1.50 per share were issued to Chemical Bank New
Jersey N.A. (see Note I of Notes to Consolidated Financial Statements).  In
connection with the acquisition, the company agreed to guarantee OPT's continuing mortgage obligations which amounted to $1,188,000 on the date of acquisition.  The acquisition was accounted for under the purchase method of accounting.
	The company was incorporated under the laws of the State of Missouri in 1956.
Its offices are located at 13402 South 71 Highway, Grandview, Missouri, and its telephone number is (816) 761-6314.  The term "company" as used herein includes Torotel, Inc. and its subsidiaries, unless the context otherwise requires.

TOROTEL PRODUCTS

Products

	Torotel Products designs and manufactures a broad line of magnetic components for use by the military and industry in electronic applications.
These components, which are used to modify and control electrical voltages and currents in electronic devices, consist of transformers, inductors, reactors, chokes, and toroidal coils.  The major applications for these components are aircraft navigational systems, voice and data secure communications, telephone and avionics equipment, and conventional missile guidance systems.
	In 1992, Torotel Products attempted to expand its product base by bidding on defense contracts for complete electrical assemblies that use many magnetic components.  One contract for $605,000 was awarded in January 1993, with production concluding in fiscal 1997.  Since the sales emphasis has shifted more toward commercial markets, management does not anticipate bidding on these contracts in the future.

	In 1995, Torotel Products expanded its product base with the introduction of five new lines of miniature power inductors for the military and commercial markets.  Higher revenues are anticipated from these products in fiscal 1997.
Management anticipates more new products, presently in the planning and development stages, may be introduced toward the end of fiscal 1997.

Marketing and Customers

	Historically, substantially all sales have been to the military market.  In the past few years, Torotel Products' sales and marketing focus has been more toward commercial markets.  In fiscal 1996, about 35% of the sales have come from select commercial markets.  The magnetic components are sold to manufacturers who incorporate them into an end-product.
	Torotel Products markets its components through an in-house technical team of sales, engineering, and quality assurance personnel, through independent manufacturers' representatives who are paid on a commission basis, and through advertising.  The products are sold primarily in the United States and most sales are awarded on a competitive bid basis.  Although all existing orders are subject to schedule changes or cancellation, adequate financial compensation is usually provided in such instances to protect from suffering a loss on a contract.
	Torotel Products has a customer base of over 300 companies including many
"Fortune 100" prime defense contractors.  During the year ended April 30, 1996, sales to three major customers amounted to 24%, 13% and 12% of the net sales of Torotel Products.

Competition

	Torotel Products' business is highly competitive, but it is not susceptible to rapid technological change.  A substantial number of companies sell components of the type manufactured and sold by Torotel Products.  It also sells to customers who have the capability of manufacturing their own electronic components.
	The ability of Torotel Products to compete depends, among other things, upon its customized product engineering and technical support, marketing capabilities, quality assurance and manufacturing efficiency.  Torotel
Products maintains a qualified environmental laboratory which enables it to perform tests on a product's ability to withstand various environmental conditions as may be specified by customers.

Manufacturing

	A major portion of Torotel Products' sales consist of electronic components manufactured to customers' specifications.  Consequently, only a limited inventory of finished goods is maintained.  Although special wire-winding machines and molding machines are used in the production process, the various electronic components are manually assembled with numerous employees and subcontractors contributing to the completion of the components.
	Essential materials used by Torotel Products in the manufacturing process include magnetic materials, copper wire, and plastic housings.  These materials are available from many sources.  Major suppliers include
Magnetics, Inc., Electrical Insulation Suppliers, Inc., and Mod & Fab.
Torotel Products has not experienced any significant curtailment of production because of material shortages, but longer lead times for magnetic cores could have an impact on sales bookings.

Engineering, Research and Development

	Torotel Products does not engage in significant research and development activities, but does incur engineering expense in designing products to meet customer specifications.

Employees

	Torotel Products presently employs approximately 120 full-time employees. An adequate supply of qualified personnel is available in the facility's immediate vicinity. Its production employees have been represented by the Torotel Employees Association, a non-affiliated labor union, since 1967.
The current labor contract expires on December 31, 1997. There have been no interruptions of production as a result of labor disputes.


OPT INDUSTRIES

Products

	OPT designs and manufactures switching power supplies and a broad line of magnetic components.  The switching power supplies convert available power to low voltage/high current outputs.  OPT offers air cooled, conduction cooled, and immersion cooled power supplies.  Most of the power supplies utilize a proprietary ultra low leakage converter transformer designed and patented by
OPT, and all have full safety agency approval.  The major applications for these power supplies are supercomputers.  New product development is critical for continued sales growth in power supplies as the existing products in this line have a remaining life cycle of approximately four years.  Two new products, targeted for the telecommunications market, will be introduced in fiscal 1997.  More products are in the planning stage and likely will include standard power supplies and other products for the telecommunications market.
	OPT's magnetic components consist of toroidal coils, transformer rectifiers, utlra miniature transformers and inductors.  The major applications for these components are voice and data secure communications, supercomputers, aircraft navigational systems, and conventional missile guidance systems.  New products in the development stages which are currently expected to be introduced in fiscal 1997 include high voltage ballast type magnetics used in ultra-violet and anti-static applications.

Marketing and Customers

	OPT markets its products primarily through a direct sales force. OPT also markets its magnetic components through independent manufacturers'
representatives who are paid on a commission basis, and through distributors.
All of these products are sold primarily in the United States. Although all existing orders are subject to schedule changes or cancellation, adequate financial compensation is usually provided in such instances to protect OPT
from suffering a loss on a contract. 	OPT has a customer base of over 300
companies including many "Fortune 100" companies.  During the year ended
April 30, 1996, sales to a major customer amounted to 49% of the net sales of OPT.

Competition

	OPT is one of the smaller companies in the custom design power supply market, but its technology provides greater packaging density, power transfer efficiency and operating reliability than a number of its competitors.  As a result, OPT has limited competition in its switching power supplies business.
	OPT's magnetics business is highly competitive, but it is not susceptible to rapid technological change.  A substantial number of companies sell components of the type manufactured and sold by OPT, except for ultra miniature transformers which have a unique construction common only to one competitor.
	The ability of OPT to compete depends, among other things, upon its customized product engineering and technical support, marketing capabilities, and manufacturing efficiency.

Manufacturing

	Most of the sales of OPT consist of products manufactured to customers' specifications. In these instances, only a limited inventory of finished goods is maintained; however, a finished goods inventory is maintained for the magnetic components sold through distributors. Although special wire-winding machines, molding machines, and wave soldering machines are used in the production process, the products are manually assembled, with numerous employees and subcontractors contributing to the completion of the product.
	Essential materials used by OPT in the manufacture of switching power supplies include printed circuit board assemblies, solid state power electronic components, power semiconductors and fabricated sheet metal housings. These materials are available from many sources. Major suppliers include East Allen Machine Company, General Aviation Company, and Advanced
Power Technology.
	Essential materials used in the manufacture of magnetic components include magnetic materials, copper wire, and plastic housings. These materials are available from many sources. Major suppliers include National Arnold and Rea Magnet Wire.
	Historically, OPT has not experienced any significant curtailment of production because of material shortages; however, OPT did experience production delays during the third quarter of fiscal 1996 due to a shortage of a custom component part used in the immersion power supply. This shortage was due to a vendor's failure to deliver as contractually committed. OPT did obtain an alternate source and initial deliveries were received in December
1995.  OPT does not anticipate any further shortages of this component part.

Engineering, Research and Development

	Historically, OPT has not engaged in significant research and development activities, but has incurred engineering expense in designing products to meet customer specifications. Management does anticipate more expenses in this area as new power supplies products are developed for the telecommunications market.

Employees

	OPT presently employs approximately 120 full-time employees. An adequate supply of qualified personnel is available in the facility's immediate vicinity. Its production employees have been represented by the United Steelworkers of America, AFL-CIO Local 8169 since 1972. The current labor contract expires on September 17, 1996. There have been no interruptions of production as a result of labor disputes.


ITEM 2.  Properties

	The company owns a two-building complex with approximately 29,000 square feet located in Grandview, Missouri.  This facility is occupied by Torotel
Products, and also serves as the company's executive offices.  The company also owns 17 acres of unimproved land in an airport industrial park in Kansas
City, Missouri.  As of April 30, 1996, these properties were subject to a first deed of trust securing indebtedness in the amount of $480,000.
	OPT owns a two-building complex with approximately 55,000 square feet located in Phillipsburg, New Jersey.  As of April 30, 1996, this facility was subject to a first deed of trust securing indebtedness in the amount of $619,000.  As of July 5, 1996, this facility also was subject to a second and third lien mortgage collateralizing the new credit agreement discussed in Note D of Notes to Consolidated Financial Statements.
	The company believes that its existing facilities and equipment are well maintained and in good operating condition.  Present utilization of the existing facilities is less than 50 % of maximum capacity.


ITEM 3.  Legal Proceedings

	The company is not party to any material legal proceedings.


ITEM 4.  Submission of Matters to a Vote of Security Holders

	None.


                                 PART II


ITEM 5.  Market for Common Equity and Related Stockholder Matters

(a)	Market Information
	The Company's common stock is traded on the American Stock Exchange (AMEX) under the symbol "TTL".

	Price Range of Common Stock
	The following table sets forth the high and low sales prices as reported on the AMEX.

	                     	        1996                 1995

	Fiscal Period			          High  		   Low   		  High  		   Low
	     First Quarter		    	1-5/16	   	1-1/16	   	1-3/8	    	7/8
	     Second Quarter 	   	2-3/8	    	1-1/16	 	  1-9/16		   15/16
	     Third Quarter 	    	1-13/16   	1-7/16	   	1-3/8		    1
	     Fourth Quarter 	   	1-3/4	    	1-7/16	   	1-3/8		    1

(b)	Approximate Number of Equity Security Holders

	                                            						Approximate Number of
							                                               Record Holders
	              Title of Class              			     as of April 30, 1996

	      Common Stock, $.50 par value	                  			2,000 (1)

	(1)	Included in the number of stockholders of record are shares held in
     "nominee" or "street" name.


(c)	Dividend History and Restrictions

	The company has never paid a cash dividend on its common stock and has no present intention of paying cash dividends in the foreseeable future. The company's credit agreement prohibits the payment of cash dividends without the prior consent of the lender.

(d)	Dividend Policy

	Future dividends, if any, will be determined by the Board of Directors in light of the circumstances then existing, including the company's earnings, financial requirements, general business conditions and credit agreement restrictions.


ITEM 6.  Management's Discussion and Analysis or Plan of Operation

	The following management comments regarding the company's results of operations and outlook should be read in conjunction with the Consolidated Financial Statements included pursuant to Item 7 of this Annual Report.


1996 Compared to 1995

	The discussion and analysis of the results of operations includes the operations of Torotel, Inc. and its subsidiaries, Torotel Products, Inc., and
OPT Industries, Inc.
	Net sales increased 5%.  The net sales of Torotel Products increased 2% from
$6,439,000 to $6,597,000 due primarily to a $682,000 increase in sales of the headcoil assembly for the Hellfire II missile system and increased sales to commercial markets.  These increases offset lower sales associated with less favorable market conditions for other magnetic components for the military market. OPT's net sales increased 7% from $8,624,000 to $9,225,000 due primarily to higher sales of its immersion power supply; however, these sales in the current year were adversely impacted by a raw material shortage caused by a vendor's failure to deliver as contractually committed.  An alternate source was obtained and initial deliveries were received in December.
	Gross profit as a percentage of net sales increased 2%.  The gross profit percentage of Torotel Products decreased 1% due primarily to higher cost of materials associated with the production of the headcoil assembly.  The gross profit percentage of OPT increased 5% due to improved labor efficiencies and lower fixed production costs.
	Engineering expenses increased 3%.  The engineering expenses of Torotel
Products decreased 1% from $438,000 to $433,000 due to lower payroll costs.
The engineering expenses of OPT increased 8% from $464,000 to $500,000 due to higher development costs associated with new power supplies products for the telecommunications market.
	Selling, general and administrative (SG&A) expenses increased 4%.  The SG&A expenses of Torotel, Inc. increased 13% from $245,000 to $278,000 due to a non-recurring cost of $26,000 associated with the company's 401(k) plan for non-union employees and a $6,000 increase in the aggregate of the directors fees associated with the annual retainer for an additional outside director.
The SG&A expenses of Torotel Products increased 5% from $1,522,000 to
$1,595,000 due primarily to a $118,000 increase in legal fees associated with an advertising lawsuit that was settled prior to trial without any payment to the plaintiff, a $27,000 increase in payroll costs, a $7,000 increase in facility costs, a $6,000 increase in mailing costs, and a $4,000 increase in advertising costs.  These increases were offset partially by a $93,000 decrease in sales commissions.  The SG&A expenses of OPT decreased slightly from $1,018,000 to $1,013,000.
 	Interest expense decreased 7%.  The interest expense of Torotel, Inc.
decreased slightly from $46,000 to $45,000.  The interest expense of Torotel
Products increased 13% from $83,000 to $94,000 due to a higher aggregate borrowing level and the effect of higher interest rates associated with increases in the prime lending rate.  The interest expense of OPT decreased
16% from $195,000 to $163,000 due to a lower aggregate borrowing level which was offset partially by higher interest rates associated with increases in the prime lending rate.
	Sundry nonoperating income increased due to a $510,000 non-recurring gain from the final settlement of the business income and contents insurance claim which resulted from the fire in March 1995 (see Note M of Notes to
Consolidated Financial Statements).
	For the reasons discussed above, consolidated pretax earnings increased from a loss of $396,000 to a profit of $507,000.  The pretax loss of Torotel, Inc.
increased from $291,000 to $323,000.  The pretax earnings of Torotel Products increased from a loss of $183,000 to a profit of $148,000.  The pretax earnings of OPT increased from $78,000 to $682,000.
	Provision for income taxes increased due to a change in deferred tax assets
(see Note E of Notes to Consolidated Financial Statements).
	The cumulative effect of adopting FASB Statement No. 109, "Accounting for
Income Taxes", in fiscal 1994 was a benefit of $400,000.  At the date of adoption, a valuation allowance was recorded to net the total deferred asset of $1,532,000 to an amount the company estimated was more likely than not to be realized.  The allowance relates to operating loss carryforwards, and reflects the continued softness in the defense electronics industry and the risks inherent in Torotel Products' new sales direction toward commercial markets.  The significant earnings improvement at OPT in fiscal 1996 enabled the company to realize a portion of the net deferred tax asset.  Management anticipates another good year from OPT, which should enable the consolidated group to be profitable in fiscal 1997.  Accordingly, management expects the remaining deferred tax asset of $228,000 to be realizable.


1995 Compared to 1994

	The discussion and analysis of the results of operations includes the operations of Torotel, Inc. and its subsidiaries, Torotel Products, Inc., and
OPT Industries, Inc.  It should be noted that the results for 1994 include only eight months of OPT because it did not become a subsidiary until
September 1, 1993.
	Net sales increased 29%.  The net sales of Torotel Products increased 20%
from $5,380,000 to $6,439,000 due to more favorable market conditions for its magnetic components and increased sales to commercial markets.  While the comparative sales results are favorable, the current year's volume is lower than expected due to a fire at Torotel Products' facility in March which severely restricted operations for the last five weeks of the year (see Note
M of Notes to Consolidated Financial Statements).  OPT's net sales were
$8,624,000 compared with $6,269,000.
	Gross profit as a percentage of net sales decreased 3%.  The gross profit percentage of Torotel Products remained unchanged at 28%.  While the current year's fixed production costs were lower, the inefficiencies caused by the fire had a significant impact on Torotel Products' gross margin in 1995.  The gross profit percentage of OPT was 20% compared with 25%.  OPT's lower gross margin is due to a higher mix of power supplies shipments, higher direct labor costs associated with start-up production of the immersion power supplies, and a $154,000 charge to raw material inventory to reflect adjustments for slow-moving items.
	Engineering expenses decreased 7%.  The engineering expenses of Torotel
Products increased 2% from $431,000 to $438,000 due to salary reductions implemented for the fourth quarter last year, most of which were reinstated
in fiscal 1995.  OPT's engineering expenses were significantly lower at
$464,000 compared with $543,000 due to reductions in personnel associated with the completion of the development of the immersion power supply.
	Selling, general, and administrative (SG&A) expenses increased 20%.  The SG&A expenses of Torotel, Inc. decreased 8% from $267,000 to $245,000 due primarily to a decrease in consulting fees associated with the consulting agreement with the former Chairman of the Board.  The SG&A of Torotel
Products increased 9% from $1,396,000 to $1,522,000 due primarily to a
$159,000 increase in sales commissions and an $82,000 increase in the costs for compensated absences.  However, these increases were partially offset by a $73,000 decrease in payroll costs associated with layoffs and salary reductions, a $27,000 decrease in consulting fees, and a $15,000 decrease in advertising costs.  OPT's SG&A expenses were $1,018,000 compared with $663,000.
	Proceeds from a life insurance policy on Dale H. Sizemore, Sr., founder and former Chairman of the Board, resulted in a gain in 1994 for Torotel, Inc. of
$216,000.
	Interest expense increased 54%.  The interest expense of Torotel, Inc.
decreased 2% from $47,000 to $46,000 due to the payoff of loans on a life insurance policy.  The interest expense of Torotel Products increased 107%
from $40,000 to $83,000 due to a higher aggregate borrowing level and the effect of higher interest rates associated with increases in the prime lending rate.  OPT's interest expense was $195,000 compared with $123,000.
	Sundry nonoperating income increased due to a $147,000 gain on the involuntary conversion of equipment destroyed in the fire.  This gain was offset partially by non-property related expenses resulting from the fire which will be submitted as part of the business income insurance claim (see
Note M of Notes to Consolidated Financial Statements).
	For the reasons discussed above, the consolidated pretax loss increased from
$244,000 to $396,000.  The pretax loss of Torotel, Inc. increased from
$110,000 to $291,000.  The pretax loss of Torotel Products decreased from
$338,000 to $183,000.  The pretax earnings of OPT decreased from $204,000 to
$78,000.


Liquidity and Capital Resources

	Historically, the company has relied on funds generated internally and bank borrowings to meet its normal operating requirements, such as accounts payable, payroll, and to service bank indebtedness and other liabilities.
Management believes the new credit agreement discussed in Note D of Notes to
Consolidated Financial Statements provides greater flexibility and improved liquidity.
	The company's operating activities generated $1,137,000 in cash flow during fiscal 1996.  Corporate related matters used $358,000.  The operations of
Torotel Products provided $811,000 in cash flow due primarily to the insurance settlement from a business income and contents claim described in Note M of
Notes to Consolidated Financial Statements and a lower level of receivables which resulted from a decrease in unbilled receivables derived from progress completed on contracts accounted for using the percentage of completion method of recognizing revenue.  OPT's operations provided $684,000 in cash flow due primarily to higher pretax earnings.  Management's objective is to continue strengthening the company's liquidity position through improved operations and asset management.
	Investing activities used $166,000 in cash flow for capital expenditures for production equipment and building improvements, which is net of $31,000 in proceeds from the dispositon of assets.  The company expects investments of approximately $250,000 for capital expenditures in fiscal 1997.
	Financing activities used $923,000 in cash flow due primarily to reductions in the revolving credit line and long-term debt.  Under the terms of the new credit agreement discussed in Note D of Notes to Consolidated Financial
Statements, at April 30, 1996, the company had used $971,000 of its revolving credit line and had $1,529,000 available for future cash requirements, based on the lender's borrowing base formula.  As discussed in Note D, the company was in violation of a financial coverage ratio covenant under the terms of a note payable to Bank IV, N.A.  As of the filing of this Annual
Report, the bank has not determined whether it will waive compliance with the subject provision as of April 30, 1996.  One of the remedies available to the bank is to demand full payment of the outstanding balance, which is $480,000 at April 30, 1996.  While the company has the liquidity available to pay-off the note, management believes another source of financing can be obtained in the event such demand is made.
	The company believes that inflation will have only a minimal effect on future operations since such effects will be offset by sales price increases which are not expected to have a significant effect upon demand.

Other

 Except for historical information contained herein, certain of the matters discussed above are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including the company's dependence on timely development, introduction and customer acceptance of new products, the impact of competition and price erosion as well as supply and manufacturing constraints, and other risks and uncertainties.



ITEM 7.  Financial Statements and Supplementary Data


                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Certified Public Accountants 	    			      12
Consolidated Balance Sheet as of April 30, 1996 				             13
Consolidated Statements of Operations for the years ended
      April 30, 1996 and 1995 							                            14
Consolidated Statement of Changes in Stockholders' Equity for
      the period May 1, 1994 through April 30, 1996				          15
Consolidated Statements of Cash Flows for the years ended
      April 30, 1996 and 1995							                             16
Notes to Consolidated Financial Statements					                  17
Supplementary Quarterly Financial Data						                     26


ITEM 8.  Changes in and Disagreements With Accountants on Accounting and
	        Financial Disclosure

None.


     REPORT OF INDEPENDENT


  CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Torotel, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of Torotel, Inc. and Subsidiaries as of April 30, 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the two years in the period ended April 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Torotel, Inc. and Subsidiaries as of April 30, 1996 and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended April 30, 1996 in conformity with generally accepted accounting principles.



/s/ Grant Thornton LLP
    Grant Thornton LLP

Kansas City, Missouri
June 20, 1996



CONSOLIDATED BALANCE SHEET
As of April 30, 1996

ASSETS
Current assets:
Cash 									                                            	$    149,000
Trade and other receivables, less allowance for
  doubtful accounts 	of $95,000 (Notes A, B, and D)           3,302,000
Inventories, less allowance for obsolescence of
  $959,000 (Notes A, C, and D)                            	   2,468,000
Prepaid expenses and other current assets						                 102,000

                                                              6,021,000

Property, plant and equipment (Notes A and D):
  Land							                                          			      368,000
  Buildings and improvements							                           1,446,000
  Equipment										                                         2,443,000

                                                              4,257,000
Less accumulated depreciation and amortization 					          2,416,000

                                                              1,841,000

Deferred tax asset (Note E)                          					      228,000

Other assets	                                    								        28,000

	                       									                         	$  8,118,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt (Note D)          				$  1,500,000
Current maturity of note payable to former officer (Note K)		    68,000
Trade accounts payable								                                  886,000
Accrued liabilities (Note J)                                    510,000

                                                              2,964,000

Long-term debt, less current maturities (Note D)      					   1,075,000

Note payable to former officer (Note K)              					      361,000

Commitments (Note F)				                             		            -

Stockholders' equity (Notes D, G, H, I, and L):
Common stock, $.50 par value; 6,000,000 shares authorized;
 	2,824,111 shares issued					                            	   1,412,000
Capital in excess of par value	                      						   8,647,000
Accumulated deficit									                                 (6,186,000)

                                                              3,873,000
Less cost of treasury stock, 34,084 shares						                155,000

                                                              3,718,000

										                                                 	$ 8,118,000

       The accompanying notes are an integral part of this statement.


CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended April 30,

	                                     								      1996    	      1995


Net sales			                                		 		$15,822,000   	$15,063,000
Cost of goods sold	                         				  11,714,000	    11,524,000

		Gross profit 		                           			    4,108,000	     3,539,000

Operating expenses:
	 Engineering 				                          		       933,000        902,000
	 Selling, general and administrative		            2,886,000	     2,785,000
									                                          3,819,000	     3,687,000

		Earnings (loss) from operations          			       289,000	      (148,000)

Other income (expense):
	 Interest expense 		                      			      (302,000)      (324,000)
	 Other income, net (Note M)			                      520,000         76,000
									                                            218,000     	 (248,000)

		Earnings (loss) before provision for income taxes  507,000       (396,000)

Provision for income taxes (Note E) 			              172,000	          -

Net earnings (loss)			                         		$   335,000    $  (396,000)


Earnings (loss) per common and common equivalent
	share (Notes H and I)				                             $ .12         $ (.14)


        The accompanying notes are an integral part of these statements.




CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



									                        Capital in              Treasury     Total
              						   Common     Excess of  Accumulated  Stock,  Stockholders'
								      Shares    Stock   	 Par Value 	  Deficit    at cost     Equity

Balance,
 May 1,1994 2,762,531 $1,381,000	$8,615,000 $(6,125,000) $(146,000) $3,725,000

Net loss				  	 -	       	 -		        -      		(396,000)     -       (396,000)
Issuance of
 common stock
 to  employee
 stock purchase
 plan (Note G)  1,874      1,000      1,000        -     	   -          2,000
Issuance of
 common stock
 to incentive
 compensation
 plan (Note G) 32,780     17,000      8,000        -         -         25,000
Acquisition of
 8,858 shares
 of treasury
 stock            -         -           -          -       (9,000) 	   (9,000)

Balance,
 April 30,
 1995       2,797,185 $1,399,000	$8,624,000	$(6,521,000) $(155,000)	$3,347,000

Net earnings  				 -	     	 -		         -    		 335,000	      -	       335,000
Issuance of
 common stock
 to employee
 stock purchase
 plan (Note G)   5,616     3,000      4,000		       -         -          7,000
Issuance of
 common stock
 to incentive
 compensation
 plan (Note G)  21,310    10,000     19,000         -         -         29,000

Balance,
 April 30,
 1996			    2,824,111 $1,412,000	$8,647,000	$(6,186,000) $(155,000)	$3,718,000


          The accompanying notes are an integral part of this statement.





CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended April 30,

	                                    								       1996   	       1995

Cash flows from operating activities:
	Net earnings (loss)	                  			  			$    335,000  	$   (396,000)

 Adjustments to reconcile net earnings (loss)
   to net cash provided by operations:
	    Gain from disposition of assets 	 				         (27,000)      (146,000)
	    Depreciation and amortization					             293,000	       246,000
	    Deferred tax asset 						                      172,000           -
	    Increase (decrease) in cash flows from
       operations resulting from changes in:
					    Trade and other receivables	    			        778,000       (642,000)
				    	Inventories 		                 				        155,000        507,000
					    Prepaid expenses and other assets 			        6,000         65,000
					    Trade accounts payable 					              (466,000)       160,000
					    Accrued liabilities 					                  (27,000)	      164,000
					    Accrued interest on note payable to
           officer                       		         (82,000)        47,000

			                                                 802,000        401,000

Net cash provided by operations         					     1,137,000          5,000

Cash flows from investing activities:
	 Capital expenditures               							       (197,000)      (268,000)
	 Proceeds from disposition of assets					           31,000	          -
	 Proceeds from involuntary conversion of equipment    -    	      151,000

Net cash used in investing activities	  				       (166,000)      (117,000)

Cash flows from financing activities:
	 Borrowings against credit line         					   16,895,000     15,003,000
	 Payments against credit line 					            (17,427,000)	  (15,017,000)
	 Proceeds from issuance of long-term debt		        620,000        500,000
	 Principal payments on long-term debt 			  	    (1,034,000)      (374,000)
	 Payments on capital lease obligations				         (13,000)	       (7,000)
	 Proceeds from issuance of common stock 				        36,000 	       27,000
	 Acquisition of treasury stock 					                  -            (9,000)

Net cash provided by (used in) financing
  activities	                             		       (923,000)        123,000

Net increase in cash 		               			   			$     48,000   	$     11,000
Cash at beginning of year 						                    101,000          90,000

Cash at end of year                  						 	 	$    149,000   	$    101,000


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 	Cash paid during the year for:
	   Interest 				                           			$    358,000   	$    279,000
	   Income taxes 	                        					$       -      	$       -

       The accompanying notes are an integral part of these statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	The following summarizes the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements.

Principles of Consolidation

	The consolidated financial statements include the accounts of Torotel, Inc.
and its wholly-owned subsidiaries, Torotel Products, Inc. and OPT Industries,
Inc.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

	In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

	Torotel Products recognizes revenue from government contractors on a percentage of completion basis using the ratio of labor hours incurred to estimated total labor hours as a measure of progress toward completion for each contract. For commercial customers, Torotel Products recognizes revenue on a percentage of completion basis using the unit-of-delivery method for measuring progress toward completion for each contract. OPT recognizes revenue on a percentage of completion basis primarily using the unit-of-delivery method for measuring progress toward completion for each contract. Both historically and currently, less than 5% of the company's annual consolidated sales arise from contracts which are performed over a period of more than one year.

Inventories

	Inventories are stated at the lower of cost or market. Cost is determined using a moving average cost method of valuation which currently and historically approximates the first-in, first-out method.

Property, Plant and Equipment

	Property, plant and equipment are carried at cost. Depreciation and amortization are charged to operations primarily using the straight-line method over estimated useful lives of three to ten years for property and equipment, and twenty years for buildings and improvements.


Cash Flows

	For purposes of the statement of cash flows, the company considers all short-term investments purchased with a maturity of three months or less to be cash equivalents.


NOTE B - TRADE AND OTHER RECEIVABLES

	The following table summarizes the components of trade and other receivables:

Billed	                                                								$2,395,000
Recoverable costs and accrued profit on production
  completed not billed, net of unliquidated progress
  payments of $18,000	                                          1,001,000
Other receivables 								                                          1,000

                                                                3,397,000
Less allowance for doubtful accounts                   					       95,000

										                                                    	$3,302,000

NOTE C - INVENTORIES

	The following table summarizes the components of inventories:

Raw materials 	                							$1,295,000
Work in process 								               1,014,000
Finished goods 								                  159,000

	                                     $2,468,000

NOTE D - FINANCING AGREEMENTS

	At April 30, 1996, the company was operating under a credit agreement with Mercantile Business Credit, Inc. On July 5, 1996, the company, through its
OPT subsidiary, signed a new credit agreement with Phillipsburg National Bank
& Trust Company (PNBT). The accompanying consolidated balance sheet reflects the terms of the new agreement. The new credit agreement provides a $2,500,000 revolving credit line and a $475,000 term loan. The revolving line expires on July 5, 1997, and the term loan expires on July 5, 2006. Advances under the credit line are limited to the sum of 75% of eligible billed receivables and 50% of inventories, net of reserves. The aggregate credit line is collateralized by trade accounts receivable, inventories, equipment, and a second and third mortgage on OPT's facility.
	Under the terms of the agreement, the outstanding balance of the revolving line bears interest at 1/2% over the bank's prime rate. The outstanding balance of the term loan bears interest at a fixed rate of 8-3/4% per annum during the first five years, thereafter the rate will be fixed for one-year intervals at 1/2% over the bank's prime rate. As of July 5, 1996, the effective borrowing rate for the revolving credit line was 8-3/4%. The term loan requires monthly principal and interest payments of $5,986 during the first five years. At the end of the fifth year and every year thereafter, the payments will be automatically adjusted to reflect the change in the i nterest rate and the remaining term of the loan. As of April 30, 1996, the company had utilized $971,000 of the revolving line. The company is required to comply with certain covenants including restrictions on the payment of cash dividends.
	On March 19, 1996, OPT paid off notes payable to the New Jersey Economic Development Authority and to the County of Warren by executing a $620,000 promissory note with PNBT. Under the terms of the note, the outstanding balance bears interest at a fixed rate of 9% per annum during the first five years, thereafter the rate will fluctuate at 1/2% over the bank's prime rate. The note requires monthly principal and interest payments of $5,632 during the first five years. At the end of the fifth year and for the remaining term of the note, the monthly principal and interest payments will be $5,548. The note, which is guaranteed by Torotel, Inc., has a maturity date of March 19, 2016, and is collateralized by a first mortgage on OPT's land and buildings.
	The company has a $500,000 note with Bank IV, N.A. ("Bank IV") dated November 29, 1994. The note is collateralized by the land and buildings in Grandview, Missouri, and the unimproved land in Kansas City, Missouri. The note is payable in monthly installments of $5,207 including interest at an annual rate of 9-1/4% through December 15, 1997, whereupon the remaining principal balance of $451,000 will be due and payable. Under the terms of the note, the company is required to comply with certain covenants including restrictions on the payment of cash dividends. At April 30, 1996, the company was in violation of a financial coverage ratio covenant contained in the note. As of the filing of this Annual Report, the bank has not determined whether it will waive compliance with the subject provision as of April 30, 1996. One of the bank's remedies is to demand full payment of the outstanding balance. Accordingly, the outstanding balance of $480,000 has been classified as current in the accompanying consolidated balance sheet.
	Information concerning the company's long-term indebtedness, classified to reflect borrowings under the new credit agreement, is as follows:

Revolving line payable to PNBT, maturing July 1997	  		$   971,000
Term loan payable to PNBT, maturing July 2006 				         475,000
Note payable to PNBT, maturing March 2016				              619,000
Note payable to Bank IV, on demand					                    480,000
Capitalized lease obligations (Note F)					                 30,000
										                                               2,575,000
Less current maturities	                         						  1,500,000

										                                             	$1,075,000

	The amount of long-term debt maturing in each of the five years subsequent to April 30, 1996, classified to reflect the borrowings under the new credit agreement, is as follows:

 					April 30,	    Amount
					   1997	   	$1,500,000
					   1998		       57,000
					   1999		       57,000
					   2000		       56,000
					   2001		       61,000
					Thereafter     844,000

	          						$2,575,000

NOTE E - INCOME TAXES

	The provision for income taxes reflected in the consolidated statements of operations differs from the amounts computed at the federal statutory tax rates. The principal differences between the statutory income tax expense and the effective provision for income taxes are summarized as follows:


                                           									    1996    	    1995

Computed tax expense (benefit) at statutory rates  		$    -      $    -
Change in deferred tax assets	                   			   247,000	    (22,000)
Change in valuation allowance				                      (75,000)     22,000

	                                            								$ 172,000  	$    -


	The company has available as benefits to reduce future income taxes, subject to applicable limitations, the following estimated net operating loss ("NOL")
and credit carryforwards:

	                      					   Investment
		  Year of  	      NOL	          Tax	         R & D	         Job Target
		Expiration	   Carryforward 	   Credit      Tax Credit	      Tax Credit
		    1997		    $     -       $   25,000    $   95,000       	$   24,000
		    1998		          -      	    42,000       103,000	           13,000
		    1999		          -      	    17,000        38,000	            1,000
		    2000		       471,000        16,000          -     	           -
		    2001		     1,420,000	        4,000          -     	           -
		    2002		          -     	       -     	       -     	           -
		    2003		     1,416,000	         -             -     	           -
		    2008		         1,000	         - 	           -      	          -
		    2009		       819,000	         - 	           -      	          -
		    2010		       366,000          - 	           -      	          -
		    2011		       308,000          - 	           -      	          -

	         		   	$4,801,000   	$  104,000   	$  236,000       	$   38,000

	Effective May 1, 1993, the company adopted The Financial Accounting Standards
Board ("FASB") Statement No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes.  The difference between the financial and tax basis of assets and liabilities is determined annually.
	Deferred income taxes and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to effect taxable income.
Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will, more likely than not, be realized.  Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets or liabilities.
	The net deferred tax asset included in the accompanying balance sheet at
April 30, 1996, includes the tax effects of temporary differences and carryforwards which are the source of the deferred asset, less a valuation allowance.  The components of the net deferred tax asset are summarized as follows:

Net operating loss carryforwards					             	$ 1,490,000
Inventory valuation reserve							                     270,000
Tax credit carryforwards							                        378,000
Property, plant and equipment						                    170,000
Other									                                          98,000

                                                     2,406,000
Less valuation allowance							                      2,178,000

	                                        										 $  228,000

	The valuation allowance was decreased by $75,000 as of April 30, 1996, due to changes in the deferred tax assets.


NOTE F - COMMITMENTS

	The company is party to a non-cancelable operating lease used in the performance of its business.  In addition, the company entered into two lease financing arrangements in fiscal 1995 for an office phone system and test equipment.  These two leases are presented in the financial statements as capital leases.  The aggregate initial capitalized cost of this equipment was
$52,000 with a discount rate of 16% implicit in each of the lease agreements.
	Future minimum lease payments subsequent to April 30, 1996, are as follows:

	             					   Capital   	 Operating
				April 30,	        Leases   	   Leases
			   1997        		$  17,000   	$  24,000
			   1998		           14,000	      24,000
			   1999		            9,000	      24,000
			   2000		            2,000        7,000

	              					$  42,000	   $  79,000

	The future minimum capital lease payments of $42,000 include amounts representing interest of $12,000 which results in a present value of $30,000 for net minimum capital lease payments (see Note D of Notes to Consolidated Financial Statements). Equipment recorded under capital leases amounted to $34,000, net of accumulated depreciation of $18,000 as of April 30, 1996.
	Total rent expense for all operating leases for the years ended April 30, 1996 and 1995 was $24,000 and $43,000, respectively.


NOTE G - EMPLOYEE INCENTIVE PLANS

Incentive Compensation Plan

	On September 19, 1994, the shareholders approved the Incentive Compensation
Plan.  All key employees are eligible to participate in the Plan.  The Plan provides for participants to receive incentive payments in cash and/or company common stock based on targeted pretax earnings, as defined in the Plan.  There were no awards under the Plan for the years ended April 30, 1996 and 1995.

Employee Stock Purchase Plan

	The company has an Employee Stock Purchase Plan which permits employees of both operating subsidiaries to purchase common stock of the company at a formula price which approximates market value. The Plan enables employees to purchase stock through payroll deductions of up to 10% of their compensation.
The company matches one-half of the employee's contribution. Stock purchased under the Plan is restricted from transfer for one year after the date of issuance. Expenses of the Plan in each of the years ended April 30, 1996 and 1995 were $1,000 and $2,000, respectively.

Employee Stock Option Plans

	In accordance with the Incentive Compensation Plan approved by shareholders on September 19, 1994, the company reserved 400,000 common shares for issuance to key employees pursuant to the exercise of incentive and non-qualified stock options granted prior to June 20, 2004.  At April 30, 1996, options on all
400,000 shares remained available for future grants.
	In accordance with the Incentive Compensation Plan approved by shareholders in 1982, the company reserved 630,000 common shares for issuance to key employees pursuant to the exercise of incentive and non-qualified stock options granted prior to May 20, 1992.  At April 30, 1996, no options were available for future grants, but options to purchase 155,353 shares were exercisable.
	Stock option transactions under the 1982 Plan for each period are summarized as follows:

						                       Shares Under  		   Option Price
						                          Option     		     Per Share
Balance, May 1, 1994 		         377,393	        $.75 to $2.00
Exercised 			                   (32,780)		         $ .75
Canceled 			                    (33,250)		         $  .75
Balance, April 30, 1995 		      311,363		       $.75 to $2.00
Exercised 			                   (21,310)		         $1.38
Canceled 			                   (131,537)		      $.75 to $2.00

Balance, April 30, 1996         158,516	     	  $.75 to $2.00

401(k) Retirement Plans

	The company has a 401(k) Retirement Plan for non-union employees of both operating subsidiaries.  Employer contributions to the Plan for the years ended April 30, 1996 and 1995, were $35,000 and $3,000, respectively.
	Torotel Products has a separate 401(k) Retirement Plan for union employees.
Employer contributions to this Plan for the years ended April 30, 1996 and
1995, were $2,000 and $1,000, respectively.
	OPT also has a separate 401(k) Retirement Plan for its union employees.
Pursuant to a collective bargaining agreement with the United Steelworkers of
America, AFL-CIO Local 8169, employer contributions to this Plan for the years ended April 30, 1996 and 1995 were $37,000 and $44,000, respectively.


NOTE H - EARNINGS PER SHARE

	Earnings per common and common equivalents share have been computed using the weighted average shares of common stock and common stock equivalents outstanding during the periods. The weighted average shares outstanding for the periods presented were as follows:

                          				        Weighted					  Weighted
				                                  Average					   Average
				                  Shares of	   	Common Stock		    Shares
	  Year Ended  		   Common Stock		   Equivalents    Outstanding
	April 30, 1995		     2,755,738		          -      		 2,755,738
	April 30, 1996		     2,781,132		       31,703		     2,812,835


	The common stock equivalents, consisting of shares issuable upon assumed exercise of the incentive and non-qualified stock options, are accounted for under the treasury stock method using the average price of the company's shares during the periods. Fully diluted earnings per share are the same as the earnings per share indicated on the accompanying consolidated statements of operations.


NOTE I - STOCK WARRANTS

	In connection with the acquisition of OPT, warrants to purchase 66,667 shares of the company's common stock at $1.50 per share were issued to Chemical Bank New Jersey N.A. The warrants expire on September 1, 2003. As of April 30, 1995 and 1996, there was no dilutive effect from these warrants.


NOTE J - ACCRUED LIABILITIES

	Accrued liabilities consist of the following:

Employee related expenses							$    367,000
Other, including interest 					      143,000

	                     										$    510,000


NOTE K - NOTE PAYABLE TO FORMER OFFICER

	At April 30, 1996, the company was indebted to Alfred F. Marsh, former President of Torotel, Inc., for $250,000 in the form of a promissory note, which was executed in April 1986. The face value of the note plus $179,000 of its accrued interest were subordinated to Mercantile Business Credit, Inc.
(MBCI) pursuant to a Subordination Agreement between MBCI and Mr. Marsh. For the year ended April 30, 1996, the company incurred $45,000 in interest on the note. Since the inception of the note, the company has accrued total interest of $338,000, of which $179,000 remains due and payable.
	In conjunction with the new credit agreement with PNBT discussed in Note D of Notes to Consolidated Financial Statements, on July 10, 1996, the company executed a new promissory note with Mr. Marsh in the amount of $429,000, which consists of the original principal sum of $250,000 plus the accrued unpaid interest of $179,000. The outstanding balance of this unsecured note bears interest at a fixed rate of 10% per annum. The note requires monthly principal and interest payments of $10,881, and matures on July 1, 2000.
Under the terms of the note, no payments shall be made to Mr. Marsh as long as any default condition exists under the terms of the company's credit agreement with PNBT, unless the bank has waived the default condition prior to any payment. The accompanying consolidated balance sheet has been classified to reflect the borrowing under the new promissory note.
	The amount of the debt maturing in each of the five years subsequent to April 30, 1996, classified to reflect the borrowing under the new promissory note, is as follows:

	 				April 30,  	   Amount
					   1997	     	$  68,000
					   1998		        99,000
					   1999		       109,000
					   2000		       121,000
					   2001		        32,000

           							 $ 429,000

NOTE L - DIVIDEND RESTRICTIONS

	The company's credit agreement prohibits the payment of cash dividends without the prior consent of PNBT and Bank IV.


NOTE M - 1995 OPERATIONS IMPACTED BY FIRE

	On March 25, 1995, Torotel Products' facility was struck by lightning which resulted in significant fire and water damage to the machine shop and shipping department.  While all equipment and supplies were covered by insurance, Torotel Products experienced a significant curtailment in production during the last five weeks of fiscal 1995, which negatively impacted operating results for the quarter and the year.
	For the year ended April 30, 1996, other income as presented in the accompanying consolidated statements of operations included a $510,000 gain from the final settlement for business income and contents insurance.  For the year ended April 30, 1995, other income included a $147,000 gain on the involuntary conversion of equipment destroyed in the fire.  This gain was offset partially by non-property related expenses resulting from the fire which were submitted as part of the business income insurance claim.


NOTE N - INDUSTRY SEGMENT INFORMATION

	The following table summarizes industry segment information for 1996 and 1995. The components segment includes the magnetic components product lines of Torotel Products and OPT, while the telecommunications segment includes
OPT's switching power supplies.

			                       						      1996   	      1995

Sales to unaffiliated customers:
Components                   						$11,563,000  	$11,609,000
Telecommunications 					             4,259,000	    3,454,000
							                          		$15,822,000  	$15,063,000
Earnings (loss) from operations:
Components 			                  			$   112,000  	$   (97,000)
Telecommunications 					               455,000       194,000
Corporate 						                      (278,000)     (245,000)
								                          	$   289,000  	$  (148,000)
Identifiable assets:
Components 					                  	$ 5,816,000	  $ 7,076,000
Telecommunications 					             1,990,000	    1,720,000
Corporate 						                       312,000       485,000
								                          	$ 8,118,000	  $ 9,281,000
Capital expenditures:
Components 			                  			$    49,000  	$   200,000
Telecommunications 					               148,000       118,000
							                          		$   197,000  	$   318,000
Depreciation and amortization expense:
Components 		                  				$   213,000  	$   188,000
Telecommunications 					                80,000        58,000
								                          	$   293,000  	$   246,000

	For the year ended April 30, 1996, sales by the components segment to Lockheed Martin were 13% of consolidated net sales; sales by the telecommunications segment to Cray Research were 27% of consolidated net sales. For the year ended April 30, 1995, sales by the telecommunications segment to Cray Research were 14% of consolidated net sales. Intersegment and export sales were not significant. Sales of the components segment to defense contractors for conventional military applications for the years ended April 30, 1996 and 1995, were approximately 65% and 80%, respectively.


SUPPLEMENTARY QUARTERLY FINANCIAL DATA (Unaudited)


	The following tables summarize certain selected quarterly unaudited consolidated financial data for the last two fiscal years and should be read in conjunction with the Consolidated Financial Statements for the years ended April 30, 1996 and 1995, included herein (in thousands, except per share data):

Fiscal 1996 by Quarter

					                    4th   		   3rd   		   2nd   		   1st
Net sales           			$3,879   		$3,688	   	$4,021	   	$4,234
Gross profit         		$  953   		$  819   		$1,039	   	$1,297
Net earnings	         	$    3    	$  119	   	$   36   		$  177
Earnings per share   		$  .00	   	$  .04	   	$  .01	   	$  .06


Fiscal 1995 by Quarter

					                    4th   		   3rd   		   2nd   		   1st
Net sales           			$3,575   		$3,846   		$3,819   		$3,823
Gross profit         		$  373   		$1,071   		$1,032	   	$1,063
Net earnings (loss)	  	$ (469)  		$    4	   	$   22   		$   47
Earnings (loss) per
  share               	$ (.17)  		$  .00	   	$  .01   		$  .02



                              PART III


ITEM 9. Directors, Executive Officers, Promoters and Control Persons, Compliance With Section 16(a) of the Exchange Act

	Information required under this Item is contained in the company's 1996 Proxy Statement, which is herein incorporated by reference.


ITEM 10.  Executive Compensation

	Same as Item 9 above.


ITEM 11.  Security Ownership of Certain Beneficial Owners and Management

	Same as Item 9 above.


ITEM 12.  Certain Relationships and Related Transactions

	Indebtedness to Former Officer

	At April 30, 1996, the company was indebted to Alfred F. Marsh, former President of Torotel, Inc., for $250,000 in the form of a promissory note, which was executed in April 1986. The face value of the note plus $179,000 of its accrued interest were subordinated to Mercantile Business Credit, Inc.
(MBCI) pursuant to a Subordination Agreement between MBCI and Mr. Marsh.
For the year ended April 30, 1996, the company incurred $45,000 in interest on the note. Since the inception of the note, the company has accrued total interest of $338,000, of which $179,000 remains due and payable.
	In conjunction with the new credit agreement with PNBT discussed in Note D of Notes to Consolidated Financial Statements, on July 10, 1996, the company executed a new promissory note with Mr. Marsh in the amount of $429,000, which consists of the original principal sum of $250,000 plus the accrued unpaid interest of $179,000. The outstanding balance of this unsecured note bears interest at a fixed rate of 10% per annum. The note requires monthly principal and interest payments of $10,881, and matures on July 1, 2000.
Under the terms of the note, no payments shall be made to Mr. Marsh as long as any default condition exists under the terms of the company's credit agreement with PNBT, unless the bank has waived the default condition prior to any payment.

Certain Transactions

	(a)	Donald H. Loudon, secretary of the company, is a director of the law firm of Shughart, Thomson and Kilroy, a Professional Corporation, which has provided legal services to the company.


                                   PART IV


ITEM 13.  Exhibits and Reports on Form 8-K

(a)	Exhibits

	Included in Part IV of this report:

Exhibit 21		Subsidiaries of the Registrant	                  			      29
Exhibit 23		Consent of Independent Certified Public Accountants	      30
Exhibit 99		Undertakings						                                        31

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of the year ended April 30, 1996.


EXHIBIT 21


SUBSIDIARIES OF THE REGISTRANT


(a)	Subsidiary (wholly-owned)
	Torotel Products, Inc. (a Missouri corporation)

(b)	Subsidiary (wholly-owned)
	OPT Industries, Inc. (a New Jersey corporation)


EXHIBIT 23

CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


We have issued our report dated June 20, 1996, accompanying the consolidated financial statements incorporated by reference or included in the Annual Report of Torotel, Inc. on Form 10-KSB for the year ended April 30, 1996. We hereby consent to the incorporation by reference of said report in the Registration Statements of Torotel, Inc. on Form S-8 (File Nos. 2-88012, 2-54748, 2-78819, and 2-78896).



/s/ Grant Thornton LLP
    Grant Thornton LLP



Kansas City, Missouri
July 25, 1996



EXHIBIT 99


To Be Incorporated by Reference Into Form S-8 Registration Statements


UNDERTAKINGS


	The undersigned registrant hereby undertakes:

	(1)	To file, during any period in which offers or sales are being made, a post-effective amendment to this registration statement:  (i) to include any prospectus required by section 10(a)(3) of the Securities Act of 1933;  (ii)
to reflect in the prospectus any facts or events arising after the effective date of the registration statement (or the most recent post-effective amendment thereof) which, individually or in the aggregate, represents a fundamental change in the information set forth in the registration statement;
(iii) to include any material information with respect to the plan of distribution not previously disclosed in the registration statement or any
material change to such information in the registration statement; 	Provided
however, that paragraphs (a)(1)(i) and (a)(1)(ii) do not apply if the registration statement is on Form S-3 or Form S-8 and the information required to be included in a post-effective amendment by those paragraphs is contained in periodic reports filed with or furnished to the Commission by the registrant pursuant to section 13 or section 15(d) of the Securities
Exchange Act of 1934 that are incorporated by reference in the registration statement.
	(2)	That, for the purpose of determining any liability under the Securities
Act of 1933, each such post-effective amendment shall be deemed to be a new registration statement relating to the securities offered therein, and the offering of such securities at that time shall be deemed to be the initial bona fide offering thereof.
	(3)	To remove from registration by means of a post-effective amendment any of the securities being registered which remain unsold at the termination of the offering.

	The undersigned registrant hereby undertakes that, for purposes of determining any liability under the Securities Act of 1933, each filing of the registrant's annual report pursuant to section 13(a) or section 15(d) of the Securities Exchange Act of 1934 (and, where applicable, each filing of an employee benefit plan's annual report pursuant to section 15(d) of the Securities Exchange Act of 1934) that is incorporated by reference in the registration statement shall be deemed to be a new registration statement relating to the securities offered therein, and the offering of such securities at that time shall be deemed to be the initial bona fide offering thereof.

	Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange
Commission such indemnification is against public policy as expressed in the
Act and is, therefore, unenforceable.  In the event that a claim for indemnification against such liabilities (other than the payment by registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.


SIGNATURES


	In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Torotel, Inc.
(Registrant)


By:	 /s/  H. James Serrone
	H. James Serrone
	Vice President of Finance and
	Chief Financial Officer

	Date:  	  July 25 1996


	In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:	 /s/  Dale H. Sizemore, Jr.        			By:
	Dale H. Sizemore, Jr.					               	Ronald L. Benjamin
	Chairman of the Board,				               	Director
	President, Chief Executive Officer
	and Director	                     								Date:

	Date:  	  July 25, 1996

By: 	 /s/  Victor K. Brewer, Jr.        		By:
	Victor K. Brewer, Jr.				               		Dr. Thomas L. Lyon, Jr.
	Vice President, Treasurer and Director   	Director

	Date:  	  July 25, 1996		              			Date:


By: 	 /s/  Christian T. Hughes         			By:
	Christian T. Hughes				                 		Richard A. Sizemore
	Director										                       	Director

	Date:  	  July 25, 1996               				Date:


By: 	 /s/  Jack C. Beecroft            			By:	 /s/  H. James Serrone
	Jack C. Beecroft                   							H. James Serrone
	Director										                       	Vice President of Finance and
												                             		Chief Financial Officer
	Date:  	  July 25, 1996	                		Date:  	  July 25, 1996