Form 10QSB
period 1996-07-31
TOROTEL INC
filed 1996-09-11
CIK 98752

FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of the
                    Securities Exchange Act of 1934

            For the quarterly period ended July 31, 1996

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

                            Yes    X     No


As of September 3, 1996, there were 2,810,179 shares of Common Stock, $.50 Par Value, outstanding.

                     TOROTEL, INC. AND SUBSIDIARIES


                                INDEX



PART I.      FINANCIAL INFORMATION

	Item 1.   Financial Statements

	          Consolidated Balance Sheet as of July 31, 1996				          	  1

	          Consolidated Statements of Operations for the three months
	               ended July 31, 1996 and 1995							                       2

	          Consolidated Statements of Cash Flows for the three months
	               ended July 31, 1996 and 1995							                       3

	          Notes to Consolidated Financial Statements					                4

	Item 2.   Management's Discussion and Analysis or Plan of Operation			   6



PART II.     OTHER INFORMATION

	Item 6.   Exhibits and Reports on Form 8-K						                         8



SIGNATURES						                                                   					  9


PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements

CONSOLIDATED BALANCE SHEET (Unaudited)
As of July 31, 1996


ASSETS

Current assets:
Cash			                                  			      				$    279,000
Accounts receivable, net (Note 2)							                 3,053,000
Inventories (Note 3)							                         		   2,512,000
Prepaid expenses and other current assets						            171,000
											                                              6,015,000

Property, plant and equipment, net		             					   1,797,000

Deferred tax asset (Note 4)			                  					      223,000

Other assets			                              							        32,000

                                            											$ 8,067,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt (Note 5)	     				$ 1,320,000
Current maturity of note payable to former officer		        85,000
Trade accounts payable								                           1,037,000
Accrued liabilities									                               493,000
										                                           	   2,935,000

Long-term debt, less current maturities (Note 5)						   1,066,000

Note payable to former officer			               					      337,000

Commitments 			                           							            -

Stockholders' equity:
Common stock, at par value								                       1,412,000
Capital in excess of par value							                    8,648,000
Retained earnings (deficit)						                   		  (6,176,000)
											                                              3,884,000
Less treasury stock, at cost								                       155,000
                                           											   3,729,000

                                            											$ 8,067,000

      The accompanying notes are an integral part of these statements.




CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three Months Ended July 31,

                                 									     1996     	     1995

Net sales	                           						$ 3,917,000   	$ 4,234,000
Cost of goods sold				                 			   2,898,000	     2,937,000

	Gross profit						                      	   1,019,000	     1,297,000

Operating expenses:
Engineering						                              195,000        229,000
Selling, general and administrative 					      728,000	       711,000
                                									      923,000	       940,000

	Earnings from operations			          		        96,000	       357,000

Other income (expense):
	Interest expense			                				       (70,000)	      (87,000)
Other, net 								                            (11,000)	       (1,000)
									                                      (81,000)	      (88,000)

	Earnings before provision for income taxes     15,000	       269,000

Provision for income taxes (Note 4) 			          5,000	        92,000

Net earnings	                     							$      10,000  	$    177,000


Earnings per common and common
  equivalent share			                         $  .00	          $  .06

Weighted average common and common
  equivalent	shares outstanding		    					   2,810,000	     2,788,000

    The accompanying notes are an integral part of these statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Three Months Ended July 31,

                                       									     1996     	     1995
Cash flows from operating activities:
Net earnings		                          			  		$      10,000   	$    177,000

Adjustments to reconcile net earnings to
   net cash provided by operations:
Gain from disposition of asset  		        		            -             (1,000)
Depreciation and amortization			            		        75,000	         68,000
Deferred tax asset						                               5,000 	        92,000
Increase (decrease) in cash flows from
    operations resulting from changes in:
Accounts receivable				                              249,000         529,000
Inventories						                                    (44,000)	       (47,000)
Prepaid expenses and other assets			                 (73,000)	       (50,000)
Trade accounts payable					                          151,000	       (252,000)
Accrued liabilities						                            (17,000)	       (16,000)
Accrued interest on note payable to former officer	    -     	        13,000
                                       								      346,000	        336,000

Net cash provided by operating activities		  		      356,000  	      513,000

Cash flows from investing activities:
Capital expenditures		                    				       (31,000)	      (101,000)
Proceeds from disposition of assets					              -     	          1,000

Net cash used in investing activities		    			       (31,000)	      (100,000)

Cash flows from financing activities:
Borrowings against credit line			             		   2,929,000	      4,375,000
Payments against credit line		               			  (3,104,000)	    (4,697,000)
Principal payments on long-term debt				             (18,000)	      (134,000)
Payments on capital lease obligations				             (3,000)	        (3,000)
Proceeds from issuance of common stock				             1,000	          4,000

Net cash used in financing activities		     			     (195,000)	      (455,000)

Net increase (decrease) in cash				           		$    130,000  	$     (42,000)
Cash at beginning of year						                      149,000	        101,000

Cash at end of July		                      					$    279,000	  $      59,000


Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest                                								$    108,000	  $      75,000
Income taxes							                             $       -     	$          -

     The accompanying notes are an integral part of these statements.




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



Note 1 - Basis of Presentation

	The accompanying unaudited consolidated financial statements reflect the normal recurring adjustments which are, in the opinion of management, necessary to present fairly the company's financial position at July 31, 1996, and the results of operations for the three months ended July 31, 1996.
	The financial statements contained herein should be read in conjunction with the company's financial statements and related notes filed on Form 10-KSB for the year ended April 30, 1996.


Note 2 - Accounts Receivable

	Accounts receivable are summarized as follows:

		Billed				                                        				$ 2,265,000
		Recoverable costs and accrued profit on progress
		    completed not billed						                            875,000
		Other receivables						                                     1,000
										                                                3,141,000
		Less allowance for doubtful accounts				                   88,000

                                              										$ 3,053,000

Note 3 - Inventories

	The components of inventories are summarized as follows:

		Raw materials					   		$ 1,498,000
		Work in process						      900,000
		Finished goods							      114,000

               										$ 2,512,000

Note 4 - Income Taxes

	The net deferred tax asset included in the accompanying consolidated balance sheet at July 31, 1996, includes the tax effects of temporary differences and carryforwards which are the source of the deferred asset, less a valuation allowance.
	The components of the net deferred tax asset are summarized as follows:

		Net operating loss carryforwards				$ 1,485,000
		Inventory valuation reserve				  	      270,000
		Tax credit carryforwards					           378,000
		Property, plant and equipment					      170,000
		Other								                            98,000
								                           		   2,401,000
		Less valuation allowance					         2,178,000

                            									$    223,000

	The tax credit and operating loss carryforwards expire in various amounts in the years 1997 through 2011.


Note 5 - Long-term Debt

	The company has a $500,000 note with Bank IV, N.A. dated November
29, 1994. Under the terms of the note, the company is required to comply with certain financial covenants. At April 30, 1996, the company was in violation of an annual financial coverage ratio covenant contained in the note. As of the filing of this Form 10-QSB, the bank has not determined whether it will waive compliance with the subject provision as of April 30, 1996. One of the bank's remedies is to demand full payment of the outstanding balance. Accordingly, the outstanding balance of $475,000 has been classified as current in the accompanying consolidated balance sheet.



Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION



	The discussion and analysis of the results of operations includes the operations of Torotel, Inc., and its subsidiaries, Torotel Products, Inc. and OPT Industries, Inc.

THREE MONTHS ENDED JULY 31, 1996 VERSUS THREE MONTHS ENDED
JULY 31, 1995

	Net sales decreased 7%. The net sales of Torotel Products decreased 11% from $1,813,000 to $1,611,000 due primarily to a lower backlog position at the beginning of the quarter. OPT's net sales decreased 5% from $2,421,000 to $2,306,000 due to less favorable market conditions for its line of magnetic components.
	Gross profit as a percentage of net sales decreased 5%. The gross profit percentage of Torotel Products decreased 7% due primarily to higher material and labor costs which resulted from the product mix. The gross profit percentage of OPT decreased 3% due primarily to higher material costs which resulted from the product mix.
	Engineering expenses decreased 15%. The engineering expenses of Torotel Products decreased 35% from $109,000 to $71,000 due to lower payroll costs associated with a cutback in personnel. The engineering expenses of OPT increased 3% from $120,000 to $124,000 due to higher payroll costs.
	Selling, general and administrative (SG&A) expenses increased 2%.
The SG&A expenses of Torotel, Inc. increased 35% from $52,000 to $70,000 due primarily to a $7,000 increase in professional fees, and a $7,000 increase in travel costs. The SG&A expenses of Torotel Products decreased
10% from $417,000 to $376,000 due primarily to a $69,000 decrease in legal fees, and a $24,000 decrease in sales commissions. These decreases were offset partially by a $35,000 increase in payroll costs associated with severance pay offered to certain employees. The SG&A expenses of OPT increased 17% from $242,000 to $282,000 due primarily to a $29,000 increase in payroll costs, and a $7,000 increase in advertising costs.
	Interest expense decreased 20%. The interest expense of Torotel, Inc. decreased 15% from $13,000 to $11,000 due to a lower interest-bearing balance on the note payable to a former officer. The interest expense of Torotel Products decreased 22% from $27,000 to $21,000 due to a lower aggregate borrowing level and lower interest rates associated with decreases in the prime lending rate. The interest expense of OPT decreased 19% from $47,000 to $38,000 due to a lower aggregate borrowing level and lower interest rates associated with decreases in the prime lending rate.
	For the reasons discussed above, consolidated pretax earnings decreased from $269,000 to $15,000. The pretax loss of Torotel, Inc. increased from a loss of $65,000 to a loss of $81,000. The pretax earnings of Torotel Products decreased from a profit of $34,000 to a loss of $63,000. The pretax earnings of OPT decreased from $300,000 to $159,000.
	Provision for income taxes decreased due to lower pretax earnings.


LIQUIDITY AND CAPITAL RESOURCES

	Historically, the company has relied on funds generated internally and bank borrowings to meet its normal operating requirements and to service bank indebtedness.  While years of cost control programs have allowed both Torotel
Products and OPT to produce sufficient margins and cash flow, this is not enough to promote growth.  To facilitate further expansion, the Board of
Directors and management are working on a long-term strategic plan for Torotel.
	During the three months ended July 31, 1996, the company's operating activities generated $356,000 in cash flow.  Corporate related matters used
$154,000.  The operations of Torotel Products provided $279,000 due primarily to lower levels of receivables and inventories.  OPT's operations provided
$231,000 due primarily to pretax earnings and a lower level of receivables.
Management's objective is to continue strengthening the company's liquidity position through improved operations and asset management.
	Investing activities used $31,000 in cash flow for capital expenditures for production and engineering equipment.  For the balance of the fiscal year, the company anticipates additional investments of approximately $220,000 for capital expenditures.
	Financing activities used $195,000 in cash flow due primarily to reductions in the revolving credit line.  At July 31, 1996, the company had used $795,000 of its revolving credit line and had $1,705,000 available for future cash requirements, based on the lender's borrowing base formula.  As discussed in Note 5 of Notes to Consolidated Financial Statements, the company was in violation of an annual financial coverage ratio covenant under the terms of a note payable to Bank IV, N.A.  As of the filing of this Form 10-QSB, the bank has not determined whether it will waive compliance with the subject provision as of April 30, 1996.  One of the remedies available to the bank is to demand full payment of the outstanding balance, which is $475,000 at July
31, 1996.  While the company has the liquidity available to pay-off the note, management believes another source of financing can be obtained in the event such demand is made.
	The company believes that inflation will have only a minimal effect on future operations since such effects will be offset by sales price increases which are not expected to have a significant effect upon demand.


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


PART II.   OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

	a)    Exhibit 27 (electronic filings only)
	b)    Reports on Form 8-K -- There were no reports filed on Form 8-K during
       the three months ended	July 31, 1996.

SIGNATURES



	In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Torotel, Inc.
(Registrant)




Date:   September 10, 1996  				/s/  H. James Serrone
                              							H. James Serrone
		                                 		Vice President of Finance and
                              							Chief Financial Officer