Form 10QSB
period 1996-10-31
TOROTEL INC
filed 1996-12-20
CIK 98752

FORM 10-QSB



  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                                  of 1934

               For the quarterly period ended October 31, 1996

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

Yes    X     No


As of December 12, 1996, there were 2,807,767 shares of Common Stock, $.50 Par Value, outstanding.

                    TOROTEL, INC. AND SUBSIDIARIES


INDEX



PART I.      FINANCIAL INFORMATION

	Item 1.   Financial Statements

	          Consolidated Balance Sheet as of October 31, 1996				           1

	          Consolidated Statements of Operations for the six months
	               ended October 31, 1996 and 1995						                      2

	          Consolidated Statements of Operations for the three months
	               ended October 31, 1996 and 1995					                    	  3

	          Consolidated Statements of Cash Flows for the six months
	               ended October 31, 1996 and 1995					                    	  4

	          Notes to Consolidated Financial Statements					                 5

	Item 2.   Management's Discussion and Analysis or Plan of Operation			    8



PART II.     OTHER INFORMATION

	Item 4.   Submission of Matters to a Vote of Security Holders		        		11

	Item 6.   Exhibits and Reports on Form 8-K				                         		11



SIGNATURES										                                                     	13


PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements

CONSOLIDATED BALANCE SHEET (Unaudited)
As of October 31, 1996

ASSETS

Current assets:
Cash						                                          				$    169,000
Accounts receivable, net (Note 2)							                   2,075,000
Inventories (Notes 2 and 3)								                        3,058,000
Prepaid expenses and other current assets						              158,000
										                                             	   5,460,000

Property, plant and equipment, net							                  1,888,000

Deferred tax asset (Note 4)	                    							      228,000

Other assets	                                									        70,000

                                              											$ 7,646,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
	Current maturities of long-term debt (Note 5)	      				$ 1,178,000
Current maturity of note payable to former officer				        94,000
Trade accounts payable		                          						   1,042,000
Accrued liabilities									                                 789,000
                                             											   3,103,000

Long-term debt, less current maturities (Note 5)						     1,141,000

Note payable to former officer								                       313,000

Commitments and contingencies (Note 6)						                    -

Stockholders' equity (Note 7):
Common stock, at par value								                         1,439,000
Capital in excess of par value							                      8,671,000
Retained earnings (deficit)	                     							  (6,816,000)
											                                                3,294,000
Less treasury stock, at cost		                   						      205,000
                                             											   3,089,000

                                              											$ 7,646,000

       The accompanying notes are an integral part of these statements.




CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Six Months Ended October 31,


                              									     1996     	     1995

Net sales (Note 2)	              						$ 7,835,000	    $ 8,255,000
Cost of goods sold							                5,699,000	      5,919,000

	Gross profit				                  			   2,136,000	      2,336,000

Operating expenses:
Engineering			                   				      405,000	        466,000
Selling, general and administrative		    1,716,000	      1,375,000
                             									   2,121,000	      1,841,000

	Earnings from operations		      			        15,000	        495,000

Other income (expense):
	Interest expense	             						     (127,000)	      (169,000)
Other, net 								                        (12,000)	        (3,000)
                            									     (139,000)	      (172,000)

Earnings (loss) before provision
     for income taxes and cumulative
     effect of change in method
	    of accounting (Note 2)					          (124,000)	       323,000

Provision for income taxes (Note 4)		         -      	     110,000

Earnings (loss) before cumulative
    effect of change in
    method of accounting (Note 2)		 	     (124,000)	       213,000

Cumulative effect of change in
    method of accounting (Note 2)		       (506,000)	          -

Net earnings (loss)		            					$   (630,000)	  $    213,000


Earnings (loss) per common and
    common equivalent share:
    Earnings (loss) before
    cumulative effect		       		          $ (.04)	         $  .08
    Cumulative effect							                (.18)	            -
									                                 $ (.22)	         $  .08

Weighted average common and
     common equivalent
	    shares outstanding	        					   2,798,000	       2,801,000


The pro forma amounts assuming the new method of accounting had been applied retroactively are as follows:

Net earnings (loss)			           				$   (124,000)	   $    273,000
Earnings (loss) per share						      $       (.04)	   $        .10


    The accompanying notes are an integral part of these statements.



CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three Months Ended October 31,

                              									     1996        	     1995

Net sales (Note 2)		              					$ 3,768,000	      $ 4,021,000
Cost of goods sold							                2,751,000	        2,982,000

	Gross profit			                  				   1,017,000	        1,039,000

Operating expenses:
Engineering		                   					      210,000	          237,000
Selling, general and administrative 	      989,000	          664,000
                             									   1,199,000	          901,000

	Earnings (loss) from operations					     (182,000)	         138,000

Other income (expense):
	Interest expense			            				       (57,000)	         (82,000)
Other, net 								                         (1,000)	          (2,000)
                           									       (58,000)  	       (84,000)

	Earnings (loss) before provision
     for income taxes		                   (240,000)	          54,000

Provision (credit) for income
     taxes (Note 4)		             		       (40,000)	          18,000

Net earnings (loss)	            						$   (200,000)	   $      36,000


Earnings (loss) per common and
     common equivalent share		            $ (.07)	          $  .01

Weighted average common and
     common equivalent
    	shares outstanding			       				   2,806,000	         2,851,000


The pro forma amounts assuming the new method of accounting had been applied retroactively are as follows:

Net earnings (loss)		            					$   (200,000)	   $      17,000
Earnings (loss) per share		       				$      (.07)	    $         .01


The accompanying notes are an integral part of these statements.






CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Six Months Ended October 31,

                                      									     1996     	     1995
Cash flows from operating activities:
Net earnings (loss)				                   			$   (630,000)	   $    213,000

Adjustments to reconcile net earnings
   to net cash
   provided by operations:
	Gain from disposition of asset					                -     	         (1,000)
Depreciation and amortization					                152,000	         138,000
Deferred tax asset						                            -     	        110,000
Increase (decrease) in cash flows from
    operations
	   resulting from changes in:
Accounts receivable		                     			   1,227,000	         457,000
Inventories						                                (590,000)	       (108,000)
Prepaid expenses and other assets			              (98,000)	        (69,000)
Trade accounts payable					                       156,000	        (145,000)
Accrued liabilities						                         279,000	          72,000
Accrued interest on note payable to
    former officer		                                -      	       (71,000)
                                     								   1,126,000   	      383,000

Net cash provided by operating activities 		      496,000	         596,000

Cash flows from investing activities:
Capital expenditures		                  				     (199,000)	       (145,000)
Proceeds from disposition of assets					            -     	          1,000

Net cash used in investing activities	  				     (199,000)	       (144,000)

Cash flows from financing activities:
Borrowings against credit line		          			   3,834,000	       8,496,000
Payments against credit line				            	  (4,174,000)	     (8,702,000)
Proceeds from issuance of long-term debt				      113,000	            -
Principal payments on long-term debt				          (44,000)	       (269,000)
Payments on capital lease obligations				          (7,000)	         (7,000)
Proceeds from issuance of common stock				         51,000	          35,000
Acquisition of treasury stock						               (50,000)	            -

Net cash used in financing activities	  				     (277,000)	       (447,000)

Net increase (decrease) in cash	       					$      20,000	   $       5,000
Cash at beginning of year						                   149,000	         101,000

Cash at end of October	                						$    169,000	    $    106,000


Supplemental Disclosures of Cash
Flow Information
Cash paid during the period for:
Interest		                             						$    164,000	    $    241,000
Income taxes		                          					$      -     	   $        -


      The accompanying notes are an integral part of these statements.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



Note 1 - Basis of Presentation

	The accompanying unaudited consolidated financial statements reflect the normal recurring adjustments which are, in the opinion of management, necessary to present fairly the company's financial position at October 31, 1996, and the results of operations for the three and six months ended October 31, 1996.
	The financial statements contained herein should be read in conjunction with the company's financial statements and related notes filed on Form 10-KSB for the year ended April 30, 1996.


Note 2 - Change in Accounting Method for Revenue Recognition

	Historically, nearly all of Torotel Products' business came from U.S. military contracts, which were accounted for using the percentage of completion method for revenue recognition. However, as Torotel Products continues to successfully move into the commercial market, its military business has decreased. Because of this market shift, management believes it is more practical to use the accrual method to recognize revenue. In addition, management believes that the new method will standardize the accounting functions between the company's subsidiaries so that a common computer system can be used.
	The new method has been applied to contracts in process effective
May 1, 1996, resulting in a cumulative effect charge of $506,000 (18 cents per share), which has been included in the net loss for the six months ended October 31, 1996. The pro forma amounts as shown on the consolidated statements of operations include the effect of retroactive application of the new method on net sales, cost of goods sold, sales commissions, and related income taxes.
	The effect of the change on the first quarter of fiscal 1997 was to increase earnings before cumulative effect of change in accounting
$101,000 (3 cents per share) to $116,000 (3 cents per share), and to decrease net earnings $440,000 (16 cents per share) to a net loss of $ 430,000 (15 cents per share).


Note 3 - Inventories

	The components of inventories are summarized as follows:

		Raw materials			                  				$ 1,562,000
		Work in process	                					   1,302,000
		Finished goods							                     194,000

                              										$ 3,058,000




Note 4 - Income Taxes

	The net deferred tax asset included in the accompanying consolidated balance sheet at October 31, 1996, includes the tax effects of temporary differences and carryforwards which are the source of the deferred asset, less a valuation allowance.
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


Note 5 - Long-term Debt

	The company has entered into an arrangement with Phillipsburg National Bank & Trust Company (PNBT) whereby PNBT will individually finance 90 percent of the total cost of any capital equipment purchases. Under the terms of the arrangement, each individual loan will have a five-year term, the outstanding balance will bear interest at a annual fixed rate equivalent to 1% over the bank's prime rate at the inception of each loan, and each loan will require monthly principal and interest payments. In addition, any funds borrowed under this arrangement will reduce the aggregate amount of the revolving credit line as provided under the credit agreement. At October 31, 1996, the company had two equipment loans under this arrangement. These loans originated on September 12, 1996, and October 24, 1996, in the amount of $39,000 and $54,000, respectively. The outstanding balances of these loans bear interest at 9.25% per annum. The loan dated September 12 requires monthly principal and interest payments of $817, and expires September 12, 2001. The loan dated
October 24 requires monthly principal and interest payments of $1,140, and expires October 24, 2001. As a result of these loans, funds available under the company's revolving credit line have been reduced from $2,500,000 to $2,407,000.
	The company has a $500,000 note with Bank IV, N.A. dated
November 29, 1994. Under the terms of the note, the company is required to comply with certain financial covenants. At April 30, 1996, the company was in violation of an annual financial coverage ratio covenant contained in the note. As of the filing of this Form 10-QSB, the bank has not determined whether it will waive compliance with the subject provision as of April 30, 1996. One of the bank's remedies is to demand full payment of the outstanding balance. Accordingly, the outstanding balance of $471,000 has been classified as current in the accompanying consolidated balance sheet.

Note 6 - Commitments and Contingencies

	On November 25, 1996, the company disclosed that Torotel
Products, Inc. in all likelihood failed to perform some required "thermal shock" testing as frequently as required, and has inaccurately certified that all required testing had been performed. The company's new management, which discovered the discrepancies, has made immediate corrections and now believes Torotel Products is in full compliance with the testing requirements.
	The company has made voluntary disclosure to the United States Department of Defense (DOD) under the DOD Voluntary Disclosure
Program and expects to cooperate actively with any governmental investigation. The investigation by the company's management into the reporting discrepancies is continuing.
	As a result of these apparent testing failures and false certifications, parties to certain of Torotel Products' material contracts could have various rights and remedies against Torotel Products. In addition, the DOD could have similar claims against Torotel Products. The successful assertion of some or all of these claims would have a material adverse effect on Torotel and its business and assets, as well as its revenues and income from continuing operations.


Note 7 - Proposed Stock Sale

	On September 16, 1996, the company announced that it had entered into a letter of intent for the possible sale of 1,990,050 shares of common stock for $2.0 million to Brockson Investment Company, Phoenix, Arizona. In connection with this sale, Brockson also would purchase at the same per-share price, or acquire voting rights with respect to, stock from the founder's family shareholders of the company. As a result of these transactions, Brockson would acquire and control more than 50 percent of the outstanding Torotel shares. These transactions are subject to, among other things, due diligence, the negotiation and execution of definitive agreements, and the approval of Torotel's shareholders.
	Due to the contingency nature of the testing discrepancies discussed in Note 6 of Notes to Consolidated Financial Statements, the transaction with Brockson is under review.




Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION



	The discussion and analysis of the results of operations includes the operations of Torotel, Inc., and its subsidiaries, Torotel Products, Inc. and OPT Industries, Inc.


SIX MONTHS ENDED OCTOBER 31, 1996 VERSUS SIX MONTHS
ENDED OCTOBER 31, 1995

	Net sales decreased 5%. The net sales of Torotel Products decreased 9% from $3,631,000 to $3,299,000 due primarily to a lower backlog position at the beginning of the fiscal year. OPT's net sales decreased slightly from $4,624,000 to $4,536,000.
	Gross profit as a percentage of net sales decreased slightly. The gross profit percentage of Torotel Products decreased slightly due primarily to higher material costs which resulted from the product mix. This increase was partially offset by lower fixed production costs. The gross profit percentage of OPT decreased slightly due primarily to higher material costs which resulted from the product mix. This increase was partially offset by improved labor efficiencies and lower fixed production costs.
	Engineering expenses decreased 13%. The engineering expenses of Torotel Products decreased 33% from $226,000 to $151,000 due to lower payroll costs associated with a cutback in personnel. The engineering expenses of OPT increased 6% from $240,000 to $254,000 due to higher payroll costs.
	Selling, general and administrative (SG&A) expenses increased
25%. The SG&A expenses of Torotel, Inc. increased 52% from $122,000 to $186,000 due primarily to a $36,000 bonus award pursuant to the Incentive Compensation Plan, a $14,000 increase in travel costs, and a $13,000 increase in professional fees. The SG&A expenses of Torotel Products increased 27% from $772,000 to $980,000 due primarily to restructuring charges of $257,000, a $15,000 charge for proper disposal of certain hazardous materials, and a $13,000 increase in education and training costs. These increases were offset partially by a $77,000 decrease in sales commissions. The SG&A expenses of OPT increased 14% from $481,000 to $550,000 due primarily to a $54,000 increase in payroll costs and a $147,000 increase in advertising costs.
	Interest expense decreased 25%. The interest expense of Torotel, Inc. decreased 12% from $24,000 to $21,000 due to a lower interest-bearing balance on the note payable to a former officer. The interest expense of Torotel Products decreased 19% from $53,000 to $43,000 due to a lower aggregate borrowing level, and lower interest rates associated with decreases in the prime lending rate and in the rate above prime being charged under a new lending arrangement. The interest expense of OPT decreased 31% from $92,000 to $63,000 due to a lower aggregate borrowing level, and lower interest rates associated with decreases in the prime lending rate and in the rate above prime being charged under a new lending arrangement.
	For the reasons discussed above, consolidated pretax earnings decreased from a profit of $323,000 to a loss of $124,000. The pretax loss of Torotel, Inc. increased from a loss of $146,000 to a loss of $207,000. The pretax earnings of Torotel Products decreased from a profit of $6,000 to a loss of $243,000. The pretax earnings of OPT decreased from $463,000 to $326,000.
	Provision for income taxes decreased due to lower pretax earnings.



THREE MONTHS ENDED OCTOBER 31, 1996 VERSUS THREE MONTHS
ENDED OCTOBER 31, 1995

	Net sales decreased 6%. The net sales of Torotel Products decreased 15% from $1,818,000 to $1,538,000 due primarily to a lower backlog position at the beginning of the quarter. OPT's net sales increased slightly from $2,203,000 to $2,230,000.
	Gross profit as a percentage of net sales increased slightly. The gross profit percentage of Torotel Products increased slightly due primarily to improved labor efficiencies and lower fixed production costs. These decreases were partially offset by higher material costs which resulted from the product mix. The gross profit percentage of OPT increased slightly due primarily to improved labor efficiencies and lower fixed production costs. These decreases were partially offset by higher material costs which resulted from the product mix.
	Engineering expenses decreased 11%. The engineering expenses of Torotel Products decreased 32% from $117,000 to $80,000 due to lower payroll costs associated with a cutback in personnel. The engineering expenses of OPT increased 8% from $120,000 to $130,000 due to higher payroll costs.
	Selling, general and administrative (SG&A) expenses increased
49%. The SG&A expenses of Torotel, Inc. increased 64% from $70,000 to $115,000 due primarily to a $36,000 bonus award pursuant to the Incentive Compensation Plan and a $7,000 increase in travel costs. The SG&A expenses of Torotel Products increased 70% from $355,000 to $605,000 due primarily to restructuring charges of $257,000, a $43,000 increase in legal fees, and a $15,000 charge for proper disposal of certain hazardous materials. These increases were offset partially by a $54,000 decrease in sales commissions and a $11,000 decrease in payroll costs. The SG&A expenses of OPT increased 13% from $239,000 to $269,000 due primarily to a $25,000 increase in payroll costs and a $5,000 increase in advertising costs.
	Interest expense decreased 30%. The interest expense of Torotel, Inc. remained unchanged at $11,000. The interest expense of Torotel
Products decreased 19% from $26,000 to $21,000 due to lower interest rates associated with decreases in the prime lending rate and in the rate above prime being charged under a new lending arrangement.. The interest expense of OPT decreased 44% from $45,000 to $25,000 due to a lower aggregate borrowing level, and lower interest rates associated with decreases in the prime lending rate and in the rate above prime being charged under a new lending arrangement.
	For the reasons discussed above, consolidated pretax earnings decreased from a profit of $54,000 to a loss of $240,000. The pretax loss of Torotel, Inc. increased from a loss of $81,000 to a loss of $126,000. The pretax earnings of Torotel Products decreased from a loss of $28,000 to a loss of $281,000. The pretax earnings of OPT increased from $163,000 to $167,000.
	Provision for income taxes decreased due to lower pretax earnings.



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


	During the six months ended October 31, 1996, the company's operating activities generated $496,000 in cash flow. Corporate related matters used $279,000. The operations of Torotel Products provided
$235,000 due primarily to a lower level of receivables associated with the accounting change discussed in Note 2 of Notes to Consolidated Financial Statements, and a higher level of payables and accrued liabilities. OPT's operations provided $540,000 due primarily to pretax earnings and a lower level of receivables. Management's objective is to continue strengthening the company's liquidity position through improved operations and asset management.
	Investing activities used $199,000 in cash flow for capital expenditures for production and engineering equipment. For the balance of the fiscal year, the company anticipates additional investments of approximately $125,000 for capital expenditures.
	Financing activities used $277,000 in cash flow due primarily to reductions in the revolving credit line. At October 31, 1996, the company had used $630,000 of its revolving credit line and had $1,777,000 available for future cash requirements, based on the lender's borrowing base formula.
As discussed in
Note 5 of Notes to Consolidated Financial Statements, the company was in violation of an annual financial coverage ratio covenant under the terms of a note payable to Bank IV, N.A. As of the filing of this Form 10-QSB, the bank has not determined whether it will waive compliance with the subject provision as of April 30, 1996. One of the remedies available to the bank is to demand full payment of the outstanding balance, which is $471,000 at October 31, 1996. While the company has the liquidity available to pay-off the note, management believes another source of financing can be obtained in the event such demand is made.
	The company believes that inflation will have only a minimal effect on future operations since such effects will be offset by sales price increases which are not expected to have a significant effect upon demand.


OTHER

	Except for historical information contained herein, certain of the matters discussed above are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including the company's dependence on timely development, introduction and customer acceptance of new products, the impact of competition and price erosion as well as supply and manufacturing constraints, and other risks and uncertainties (see Note 6 of Notes to Consolidated Financial Statements).

PART II.   OTHER INFORMATION



Item 4.   Submission of Matters to a Vote of Security Holders

	The Annual Stockholders' Meeting was held in Kansas City,
Missouri, on September 16, 1996, to elect a Board of Directors. At the meeting, there were 1,957,467 shares voting in the election, with nominees needing 978,734 shares to be elected.

	Shareholders elected the following individuals to a one-year term on the Board of Directors, with the number of shares voting "FOR" each nominee indicated.

			Dale H. Sizemore, Jr.	              		1,948,975
			Ronald L. Benjamin                 			1,949,278
			Christian T. Hughes                			1,949,678
			Dr. Thomas L. Lyon, Jr.	            		1,949,154
			Richard A. Sizemore		                	1,948,975


Item 6.   Exhibits and Reports on Form 8-K

	a)    Exhibit 18 -- Letter re Change in Accounting Principle (see Page 12)
	       Exhibit 27 -- Financial Data Schedule (electronic filings only)
	b) Reports on Form 8-K -- There was one report filed on Form 8-K during the three months ended
		      October 31, 1996. The report, dated September 17,1996, included information on the
		       possible sale of 1,990,050 shares of common stock for $2.0 million to Brockson Investment
	       	Company of Phoenix, Arizona, as required by Item 5 of Form 8-K.


EXHIBIT 18

GRANT THORNTON LLP


(Date)

Board of Directors
Torotel, Inc.


As stated in Note 2 to the condensed consolidated financial statements of Torotel, Inc. and Subsidiaries (the "Company") for the three months ended October 31, 1996, the Company changed its accounting policy for recognizing revenue from the percentage of completion method to the accrual method. Management believes the newly adopted accounting principle is preferable in the circumstances because of the shift in the Company's product mix away from government contracts and commercial contracts made to buyers specifications towards commercial items of a standard nature. In addition, management believes that the new method will standardize the accounting functions between the Company's subsidiaries so that a common computer system can be used. This will help provide management with more timely and useful information to use a tool in managing the Company. At your request, we have reviewed and discussed with management the circumstances, business judgment, and planning that formed the basis for making this change in accounting principle.

It should be recognized that professional standards have not been established for selecting among alternative principles that exist in this area or for evaluating the preferability of alternative accounting principles. Accordingly, we are furnishing this letter solely for purposes of the Company's compliance with the requirements of the Securities and Exchange Commission, and it should not be used or relied on for any other purpose.

Based on our review and discussion, we concur with management's judgment that the newly adopted accounting principle is preferable in the circumstances. In formulating this position, we are relying on management's business planning and judgment, which we do not find unreasonable.

We have not audited any consolidated financial statements of Torotel, Inc. and Subsidiaries as of any date or for any period subsequent to April 30, 1996. Accordingly, we are unable to express an opinion on whether the method of accounting for the effect of the change is in conformity with generally accepted accounting principles or it the financial information included in Part I of this Form 10-QSB is fairly presented.


Very truly yours,

/s/   Grant Thornton LLP



SIGNATURES



	In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Torotel, Inc.
(Registrant)




Date:   December 18, 1996  				/s/  H. James Serrone
                             							H. James Serrone
                             							Vice President of Finance and
	                             						Chief Financial Officer