Form 10QSB
period 1997-01-31
TOROTEL INC
filed 1997-03-12
CIK 98752

FORM 10-QSB



Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                                  of 1934

               For the quarterly period ended January 31, 1997

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

Yes    X     No


As of March 3, 1997, there were 2,807,767 shares of Common Stock, $.50 Par Value, outstanding.


TOROTEL, INC. AND SUBSIDIARIES


INDEX


PART I.      FINANCIAL INFORMATION

	Item 1.   Financial Statements

	          Consolidated Balance Sheet as of January 31, 1997				          1

	          Consolidated Statements of Operations for the nine months
	               ended January 31, 1997 and 1996						                     2

	          Consolidated Statements of Operations for the three months
	               ended January 31, 1997 and 1996						                     3

	          Consolidated Statements of Cash Flows for the nine months
	               ended January 31, 1997 and 1996						                     4

	          Notes to Consolidated Financial Statements				              	  5

	Item 2.   Management's Discussion and Analysis or Plan of Operation			   8



PART II.     OTHER INFORMATION

	Item 4.   Submission of Matters to a Vote of Security Holders			       	12

	Item 6.   Exhibits and Reports on Form 8-K					                        	12



SIGNATURES										                                                    	13



PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements

CONSOLIDATED BALANCE SHEET (Unaudited)
As of January 31, 1997


ASSETS

Current assets:
Cash	                                             									$    214,000
Accounts receivable, net (Note 2)		                   					   1,968,000
Inventories (Notes 2 and 3)								                           2,937,000
Prepaid expenses and other current assets						                  86,000
                                                											   5,205,000

Property, plant and equipment, net							                     1,845,000

Deferred tax asset (Note 4)								                             228,000

Other assets		                                    								      128,000

                                                 											$ 7,406,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt (Note 5)          					$ 1,335,000
Current maturity of note payable to former officer					          97,000
Trade accounts payable								                                  908,000
Accrued liabilities									                                    487,000
                                                											   2,827,000

Long-term debt, less current maturities (Note 5)						        1,121,000

Note payable to former officer								                          288,000

Commitments and contingencies (Notes 6 and 7)					                 -

Stockholders' equity (Note 7):
Common stock, at par value							                             1,439,000
Capital in excess of par value						                      	   8,671,000
Accumulated deficit				                               					  (6,735,000)
										                                                	   3,375,000
Less treasury stock, at cost								                            205,000
                                                											   3,170,000

                                                 											$ 7,406,000


The accompanying notes are an integral part of these statements.




CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Nine Months Ended January 31,


                                       									      1997     	      1996

Net sales (Note 2)		                           					$11,341,000 	$11,943,000
Cost of goods sold		                         					    8,296,000	   8,788,000

	Gross profit			                              				    3,045,000    3,155,000

Operating expenses:
Engineering	                              							       570,000      695,000
Selling, general and administrative 					             2,313,000	   2,228,000
									                                             2,883,000    2,923,000

	Earnings from operations		                   			       162,000      232,000

Other income (expense):
	Interest expense		                         					      (191,000)    (244,000)
Other, net 								                                     (14,000)	    516,000
									                                              (205,000)     272,000

Earnings (loss) before provision for income taxes
	    and cumulative effect of change in method
	    of accounting (Note 2)			                		        (43,000)     504,000

Provision for income taxes (Note 4)					                    -        172,000

Earnings (loss) before cumulative effect of change
    in method of accounting (Note 2)				       	        (43,000)     332,000

Cumulative effect of change in method of
    accounting (Note 2)		                              (506,000)	       -

Net earnings (loss)	                        						 $   (549,000) 	$  332,000


Earnings (loss) per common and common
equivalent share:
    Earnings (loss) before cumulative effect           $ (.02)	     $  .12
    Cumulative effect							                             (.18)	         -
                                    									          $ (.20)      $  .12

Weighted average common and common equivalent
	shares outstanding	                        						    2,801,000	    2,808,000


The pro forma amounts assuming the new method of accounting had been applied retroactively are as follows:

Net earnings (loss)		                         					$  (43,000)   	$  546,000
Earnings (loss) per share		                    				$     (.02)	   $    .19


The accompanying notes are an integral part of these statements.



CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three Months Ended January 31,


                                       									     1997     	     1996

Net sales (Note 2)	                           						$ 3,506,000	  $ 3,688,000
Cost of goods sold							                             2,597,000	    2,869,000

	Gross profit			                              				      909,000	      819,000

Operating expenses:
Engineering		                               						      165,000	      229,000
Selling, general and administrative 					               597,000	      853,000
                                         									      762,000 	   1,082,000

	Earnings (loss) from operations	             				      147,000	     (263,000)

Other income (expense):
	Interest expense			                         				       (64,000)      (75,000)
Other, net 								                                      (2,000)      519,000
                                        									       (66,000)      444,000

	Earnings before provision for income taxes		   	        81,000	      181,000

Provision for income taxes (Note 4)			       		            -           62,000

Net earnings			                                					$    81,000	  $   119,000


Earnings per common and common equivalent share			      $  .03	      $  .04

Weighted average common and common equivalent
	shares outstanding				                               2,820,000 	   2,847,000


The pro forma amounts assuming the new method of accounting had been applied retroactively are as follows:

Net earnings 		                                   			$    81,000	 $  273,000
Earnings per share		                              					$  .03	      $  .10



The accompanying notes are an integral part of these statements.




CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Nine Months Ended January 31,


                                        									     1997     	     1996
Cash flows from operating activities:
Net earnings (loss)	                       						$   (549,000)	  $    332,000

Adjustments to reconcile net earnings to net
cash provided by operations:
	Gain from disposition of asset				      	              -    	         (1,000)
Depreciation and amortization					                    245,000	        214,000
Deferred tax asset						                                 -     	      172,000
Increase (decrease) in cash flows from
operations resulting from changes in:
Accounts receivable	                          				   1,334,000	      676,000
Inventories						                                    (469,000)	       (29,000)
Prepaid expenses and other assets			                  (84,000)	       (75,000)
Trade accounts payable					                            22,000	       (118,000)
Accrued liabilities						                             (23,000)	       (64,000)
Accrued interest on note payable to former
     officer		                                          -     	       (60,000)
                                             						   1,025,000	      715,000

Net cash provided by operating activities				           476,000	    1,047,000

Cash flows from investing activities:
Capital expenditures			                         	     (249,000)	     (161,000)
Proceeds from disposition of assets					               -     	          1,000

Net cash used in investing activities					            (249,000)	     (160,000)

Cash flows from financing activities:
Borrowings against credit line		               			   4,394,000	    12,533,000
Payments against credit line					                   (4,574,000)  	(13,058,000)
Proceeds from issuance of long-term debt				          113,000	            -
Principal payments on long-term debt				              (87,000)	     (405,000)
Payments on capital lease obligations				             (9,000)	       (10,000)
Proceeds from issuance of common stock				             51,000	        36,000
Acquisition of treasury stock						                   (50,000)	         -

Net cash used in financing activities			       		     (162,000)	     (904,000)

Net increase (decrease) in cash			             			$     65,000	  $   (17,000)
Cash at beginning of year						                        149,000	      101,000

Cash at end of January				                     			$    214,000	  $    84,000


Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	                                      			$    225,000	  $   308,000
Income taxes		                               					$       -     	$       -


The accompanying notes are an integral part of these statements.




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 1 - Basis of Presentation

	The accompanying unaudited consolidated financial statements reflect the normal recurring adjustments which are, in the opinion of management, necessary to present fairly the company's financial position at January 31, 1997, and the results of operations for the three and nine months ended January 31, 1997.
	The financial statements contained herein should be read in conjunction with the company's financial statements and related notes filed on Form 10-KSB for the year ended April 30, 1996.


Note 2 - Change in Accounting Method for Revenue Recognition

	Historically, nearly all of Torotel Products' business came from U.S. military contracts, which were accounted for using the percentage of completion method for revenue recognition. However, as Torotel Products continues to successfully move into the commercial market, its military business has decreased. Because of this market shift, management believes it is more practical to use the accrual method to recognize revenue. In addition, management believes that the new method will standardize the accounting functions between the company's subsidiaries so that a common computer system can be used.
	The new method has been applied to contracts in process effective
May 1, 1996, resulting in a cumulative effect charge of $506,000 (18 cents per share), which has been included in the net loss for the nine months ended January 31, 1997. The pro forma amounts as shown on the consolidated statements of operations include the effect of retroactive application of the new method on net sales, cost of goods sold, sales commissions, and related income taxes.
	The effect of the change on the first quarter of fiscal 1997 was to increase earnings before cumulative effect of change in accounting
$101,000 (3 cents per share) to $116,000 (3 cents per share), and to decrease net earnings $440,000 (16 cents per share) to a net loss of $ 430,000 (15 cents per share).


Note 3 - Inventories

	The components of inventories are summarized as follows:

		Raw materials					          		$ 1,564,000
		Work in process						           1,241,000
		Finished goods							             132,000

                      										$ 2,937,000




Note 4 - Income Taxes

	The net deferred tax asset included in the accompanying consolidated balance sheet at January 31, 1997, includes the tax effects of temporary differences and carryforwards which are the source of the deferred asset, less a valuation allowance.
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


Note 5 - Long-term Debt

	In September 1996, the company entered into an arrangement with Phillipsburg National Bank & Trust Company (PNBT) whereby PNBT will individually finance 90 percent of the total cost of any capital equipment purchases. Under the terms of the arrangement, each individual loan will have a five-year term, the outstanding balance will bear interest at a annual fixed rate equivalent to 1% over the bank's prime rate at the inception of each loan, and each loan will require monthly principal and interest payments. In addition, any funds borrowed under this arrangement will reduce the aggregate amount of the revolving credit line as provided under the credit agreement. At January 31, 1997, the company had two equipment loans under this arrangement. These loans originated on September 12, 1996, and October 24, 1996, in the amount of $39,000 and $54,000, respectively. The outstanding balances of these loans bear interest at 9.25% per annum. The loan dated September 12 requires monthly principal and interest payments of $817, and expires September 12, 2001. The loan dated October 24 requires monthly principal and interest payments of $1,140, and expires October 24, 2001. As a result of these loans, funds available under the company's revolving credit line have been reduced from $2,500,000 to $2,407,000.
	The company has a $500,000 note with Bank IV, N.A. dated
November 29, 1994. Under the terms of the note, the company is required to comply with certain financial covenants. At April 30, 1996, the company was in violation of an annual financial coverage ratio covenant, and at October 31, 1996 and January 31, 1997, the company was in violation of a quarterly net worth covenant contained in the note. As of the filing of this Form 10-QSB, the bank has not determined whether it will waive compliance with the subject provisions as of January 31, 1997. One of the bank's remedies is to demand full payment of the outstanding balance.
Accordingly, the outstanding balance of $467,000 has been classified as current in the accompanying consolidated balance sheet.




Note 6 - Commitments and Contingencies

	On November 25, 1996, the company disclosed that Torotel
Products, Inc. in all likelihood failed to perform some required "thermal shock" testing as frequently as required, and has inaccurately certified that all required testing had been performed. The company's new management, which discovered the discrepancies, has made immediate corrections and now believes Torotel Products is in full compliance with the testing requirements.
	As a result of these apparent testing failures and false certifications, parties to certain of Torotel Products' material contracts could have various rights and remedies against Torotel Products. In addition, the DOD could have similar claims against Torotel Products. The successful assertion of some or all of these claims would have a material adverse effect on Torotel and its business and assets, as well as its revenues and income from continuing operations.
	The company has made voluntary disclosure to the United States Department of Defense (DOD) under the DOD Voluntary Disclosure
Program and expects to cooperate actively with any governmental investigation. The investigation by the company's management into the reporting discrepancies is continuing. For the nine month period ended
January 31, 1997, the company has incurred legal costs of $142,000 for this investigation.


Note 7 - Pending Stock Sale

	On January 24, 1997, the company announced that it had entered into a definitive agreement to sell 2,173,861 newly issued shares of common stock (which would represent approximately 44 percent of the then-outstanding shares) to Brockson Technologies Group LLC for approximately $2.2 million. In connection with this sale, Brockson also will purchase, at the same price per share, 510,506 shares of Torotel common stock from the founder's family shareholders of Torotel. After purchasing these shares, Brockson will then own more than 50 percent of the outstanding Torotel shares. Pursuant to this agreement, Brockson also will have the contingent right to receive, for no further consideration, additional shares of common stock from the company in the event that Torotel experiences any extraordinary costs or expenses related to the product testing failures discussed in Note 6 of Notes to the Consolidated Financial Statements.
	These transactions are subject to, among other things, Brockson obtaining financing, the approval of Torotel shareholders, and regulatory approvals. The founder's family shareholders of Torotel have agreed to vote all of their shares in favor of the transaction with Brockson.
	Brockson Technologies Group LLC of Phoenix, Arizona, whose principals have manufacturing, operational and marketing experience in the electronics industry, plans to provide growth avenues for the company with new products and synergistic acquisitions.




Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION



	The discussion and analysis of the results of operations includes the operations of Torotel, Inc., and its subsidiaries, Torotel Products, Inc. and OPT Industries, Inc.


NINE MONTHS ENDED JANUARY 31, 1997 VERSUS NINE MONTHS
ENDED JANUARY 31, 1996

	Net sales decreased 5%. The net sales of Torotel Products decreased 7% from $5,034,000 to $4,693,000 due primarily to lower shippable bookings during the first six months of fiscal 1997. The current year's net sales were approximately $140,000 lower than planned due to an engineering process change being developed jointly by Boeing North
American, Inc. and Torotel Products, which resulted in no January shipments of the potted coil assembly for the Hellfire II missile. The development work is ongoing and will result in reduced shipments of the potted coil assembly in the fourth quarter. OPT's net sales decreased 4% from $6,909,000 to $6,648,000 due primarily to lower sales of magnetic components.
	Gross profit as a percentage of net sales increased slightly. The gross profit percentage of Torotel Products increased 2% due primarily to lower fixed production costs. The gross profit percentage of OPT decreased slightly due primarily to higher material costs which resulted from the product mix. This increase was offset partially by improved labor efficiencies and lower fixed production costs.
	Engineering expenses decreased 18%. The engineering expenses of Torotel Products decreased 34% from $326,000 to $216,000 due to lower payroll costs associated with a cutback in personnel. The engineering expenses of OPT decreased 4% from $369,000 to $354,000 due primarily to a $23,000 credit for an adjustment to the liability for compensated absences.
	Selling, general and administrative (SG&A) expenses increased 4%.
The SG&A expenses of Torotel, Inc. increased 24% from $204,000 to
$252,000 due primarily to a $36,000 bonus award pursuant to the Incentive Compensation Plan, a $16,000 increase in travel costs, and a $22,000 increase in professional fees. These increases were offset partially by a $26,000 decrease from a non-recurring charge in 1996 associated with the company's 401(k) plan for non-union employees. The SG&A expenses of Torotel Products decreased slightly from $1,284,000 to $1,276,000 due primarily to a $145,000 decrease in sales commissions, a $89,000 decrease in payroll costs due to a reduction in personnel, a $37,000 decrease in professional fees, and a $12,000 decrease in bank charges. These decreases were offset partially by a one-time restructuring charge of $251,000, a $15,000 charge for the proper disposal of certain outdated hazardous materials, and a $9,000 increase in education and training costs. The SG&A expenses of OPT increased 6% from $740,000 to $785,000 due primarily to a $60,000 increase in payroll costs. This increase was offset partially by a $23,000 credit for an adjustment to the liability for compensated absences.
	Interest expense decreased 22%. The interest expense of Torotel, Inc. decreased 11% from $35,000 to $31,000 due to a lower interest-bearing balance on the note payable to a former officer. The interest expense of Torotel Products decreased 11% from $76,000 to $68,000 due to lower interest rates associated with decreases in the prime lending rate and in the rate above prime being charged under a new lending arrangement. This decrease was offset partially by the effect of a higher aggregate borrowing level.The interest expense of OPT decreased
31% from $133,000 to $92,000 due to a lower aggregate borrowing level, and lower interest rates associated with decreases in the prime lending rate and in the rate above prime being charged under a new lending arrangement.
	Sundry non-operating income decreased due to a $510,000 gain in fiscal 1996 from the final settlement on a business income and contents insurance claim which resulted from a fire at Torotel Products' facility in March 1995.
	For the reasons discussed above, consolidated pretax earnings decreased from a profit of $504,000 to a loss of $43,000. The pretax loss of Torotel, Inc. increased from a loss of $239,000 to a loss of $284,000. The pretax earnings of Torotel Products decreased from a profit of $185,000 to a loss of $185,000. The pretax earnings of OPT decreased from $558,000 to $426,000.
	Provision for income taxes decreased due to lower pretax earnings.


THREE MONTHS ENDED JANUARY 31, 1997 VERSUS THREE MONTHS
ENDED JANUARY 31, 1996

	Net sales decreased 5%. The net sales of Torotel Products decreased slightly from $1,403,000 to $1,394,000. The recent quarter's net sales were approximately $140,000 lower than planned due to an engineering process change being developed jointly by Boeing North
American, Inc. and Torotel Products, which resulted in no January shipments of the potted coil assembly for the Hellfire II missile. The development work is ongoing and will result in reduced shipments of the potted coil assembly in the fourth quarter. OPT's net sales decreased 8% from $2,285,000 to $2,112,000 due primarily to a lower sales of magnetic components.
	Gross profit as a percentage of net sales increased 4%. The gross profit percentage of Torotel Products increased 10% due primarily to improved labor efficiencies and lower fixed production costs. The gross profit percentage of OPT decreased 1% due primarily to lower sales volume.
	Engineering expenses decreased 28%. The engineering expenses of Torotel Products decreased 35% from $100,000 to $65,000 due to lower payroll costs associated with a cutback in personnel. The engineering expenses of OPT decreased 22% from $129,000 to $100,000 due primarily to a $23,000 credit for an adjustment to the liability for compensated absences.
	Selling, general and administrative (SG&A) expenses decreased
30%.  The SG&A expenses of Torotel, Inc. decreased 18% from $82,000 to
$67,000 due primarily to a $26,000 decrease from a non-recurring charge in 1996 associated with the company's 401(k) plan for non-union employees.
This decrease was offset partially by a $7,000 increase in travel costs and a $4,000 increase in professional fees. The SG&A expenses of Torotel
Products decreased 42% from $511,000 to $296,000 due primarily to a $86,000 decrease in professional fees, a $68,000 decrease in sales commissions, a $33,000 decrease in payroll costs, a $10,000 decrease in bank charges, and a $6,000 reduction in the restructuring charge recorded in the second quarter ended October 31, 1996. The SG&A expenses of OPT decreased 10% from $260,000 to $234,000 due primarily to a $23,000 credit for an adjustment to the liability for compensated absences.
	Interest expense decreased 15%. The interest expense of Torotel, Inc. decreased 9% from $11,000 to $10,000 due to a lower interest-bearing balance on the note payable to a former officer. The interest expense of Torotel Products increased 9% from $23,000 to $25,000 due to a higher aggregate borrowing level. This increase was offset partially by lower interest rates associated with decreases in the prime lending rate and in the rate above prime being charged under a new lending arrangement. The interest expense of OPT decreased 29% from $41,000 to $29,000 due to a lower aggregate borrowing level, and lower interest rates associated with decreases in the prime lending rate and in the rate above prime being charged under a new lending arrangement.
	Sundry non-operating income decreased due to a $510,000 gain in fiscal 1996 from the final settlement on a business income and contents insurance claim which resulted from a fire at Torotel Products' facility in March 1995.
	For the reasons discussed above, consolidated pretax earnings decreased from $181,000 to $81,000. The pretax loss of Torotel, Inc. decreased from a loss of $93,000 to a loss of $77,000. The pretax earnings of Torotel Products decreased from $179,000 to $58,000. The pretax earnings of OPT increased from $95,000 to $100,000.
	Provision for income taxes decreased due to lower pretax earnings.


LIQUIDITY AND CAPITAL RESOURCES

	Historically, the company has relied on funds generated internally and bank borrowings to meet its normal operating requirements and to service bank indebtedness. While years of cost control programs have allowed both Torotel Products and OPT to produce sufficient margins and cash flow, this is not enough to promote growth. To facilitate further expansion, the Board of Directors has approved the pending stock sale discussed in Note 7 of Notes to the Consolidated Financial Statements.
	During the nine months ended January 31, 1997, the company's operating activities generated $476,000 in cash flow. Corporate related matters used $431,000. The operations of Torotel Products provided
$238,000 due primarily to a lower level of receivables associated with the accounting change discussed in Note 2 of Notes to Consolidated Financial Statements, and a higher level of payables. OPT's operations provided
$669,000 due primarily to pretax earnings and a lower level of receivables. Management's objective is to continue strengthening the company's liquidity position through improved operations and asset management.
	Investing activities used $249,000 in cash flow for capital expenditures for production and engineering equipment. For the balance of the fiscal year, the company anticipates additional investments of approximately $50,000 for capital expenditures.
	Financing activities used $162,000 in cash flow due primarily to reductions in the revolving credit line. At January 31, 1997, the company had used $790,000 of its revolving credit line and had $1,617,000 available for future cash requirements, based on the lender's borrowing base formula.
As discussed in Note 5 of Notes to Consolidated Financial Statements, the company is in violation of certain financial covenants under the terms of a note payable to Bank IV, N.A. As of the filing of this Form 10-QSB, the bank has not determined whether it will waive compliance with the subject provisions. One of the remedies available to the bank is to demand full payment of the outstanding balance, which is $467,000 at January 31, 1997. While the company has the liquidity available to pay-off the note, management believes another source of financing can be obtained in the event such demand is made.
	The company believes that inflation will have only a minimal effect on future operations since such effects will be offset by sales price increases which are not expected to have a significant effect upon demand.


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

			Dale H. Sizemore, Jr.			          1,948,975
			Ronald L. Benjamin		             	1,949,278
			Christian T. Hughes            			1,949,678
			Dr. Thomas L. Lyon, Jr.	         	1,949,154
			Richard A. Sizemore	            		1,948,975

Item 6.   Exhibits and Reports on Form 8-K

	a)    Exhibit 27 -- Financial Data Schedule (electronic filings only)
	b)    Reports on Form 8-K -- There were two reports filed on Form 8-K
       during the three months	ended January 31, 1997, as required by Item 5
       of Form 8-K.  The first report, dated	November 25, 1996, included
       information on the testing discrepancies discussed in Note 6
		     of Notes to the Consolidated Financial Statements.  The
       second report, dated January 23, 1997, included information on the pending stock sale to Brockson Technologies Group LLC
		     discussed in Note 7 of Notes to the Consolidated Financial
       Statements.


 SIGNATURES



	In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Torotel, Inc.
(Registrant)




Date:   March 11, 1997  				/s/  H. James Serrone
                     							H. James Serrone
					                     		Vice President of Finance and
                     							Chief Financial Officer