Form 10KSB
period 1997-04-30
TOROTEL INC
filed 1997-07-28
CIK 98752

U.S. Securities and Exchange Commission
                           Washington, D.C. 20549

                                FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended April 30, 1997

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

The issuer's revenues for the most recent fiscal year were $14,670,000.

The aggregate market value of the voting stock held by non-affiliates, based on the closing sale price of the American Stock Exchange on July 10, 1997, was $1,814,000. As of July 10, 1997, there were 2,808,749 shares of Common Stock, $.50 Par Value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders on September 15, 1997, are incorporated by reference into
Part III.

                             TOROTEL, INC.

                             FORM 10-KSB

                  Fiscal Year Ended April 30, 1997


                          TABLE OF CONTENTS

PART I
Item 1.  Business		                                      						         1
Item 2.  Properties								                                             5
Item 3.  Legal Proceedings							                                       5
Item 4.  Submission of Matters to a Vote of Security Holders			         6

PART II
Item 5.  Market for Common Equity and Related Stockholder Matters		     7
Item 6.  Management's Discussion and Analysis or Plan of Operation		    8
Item 7.  Financial Statements and Supplementary Data				               12
Item 8.  Changes In and Disagreements With Accountants on
	           	Accounting and Financial Disclosure	            			       12

PART III
Item 9.  Directors, Executive Officers, Promoters and Control
           		Persons, Compliance With Section 16(a) of the
           		Exchange Act	                                						       30
Item 10. Executive Compensation						                                  30
Item 11. Security Ownership of Certain Beneficial Owners and
           		Management	                                  						       30
Item 12. Certain Relationships and Related Transactions			     	       30

PART IV
Item 13. Exhibits and Reports on Form 8-K					                         31

SIGNATURES	                                             								       36

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

TOROTEL PRODUCTS

Products

	Torotel Products designs and manufactures a broad line of magnetic components for use by the military and industry in electronic applications. These components, which are used to modify and control electrical voltages and currents in electronic devices, consist of transformers, inductors, reactors, chokes, and toroidal coils. The major applications for these components are aircraft navigational systems, voice and data secure communications, telephone and avionics equipment, and conventional missile guidance systems.
	In 1992, Torotel Products attempted to expand its product base by bidding on defense contracts for complete electrical assemblies that use many magnetic components. One contract for $605,000 was awarded in January 1993, with production concluding in early fiscal 1998.
Management is no longer bidding on contracts of this type.
	In 1995, Torotel Products expanded its product base with the introduction of five new lines of miniature power inductors for the military and commercial markets. These lines provided only a small portion of the revenues in fiscal 1997.


Marketing and Customers

	Historically, nearly all sales have been to the military market. In recent years, efforts to diversify have been successful as approximately
35% of the sales now come from select commercial markets. The magnetic components are sold to manufacturers who incorporate them into an end-product.
	Torotel Products markets its components through a direct sales force, through independent manufacturers' representatives who are paid on a commission basis, and through advertising. The products are sold primarily in the United States, and most sales are awarded on a competitive bid basis. Although all existing orders are subject to schedule changes or cancellation, adequate financial compensation is usually provided in such instances to protect from suffering a loss on a contract.
	Torotel Products, which has been under new management since
October 1996, recently implemented a customer-focused sales strategy. Torotel Products has a primary base of 40 customers, including many
"Fortune 100" prime defense contractors, that provide over 90% of its sales volume. The new strategy focuses on providing superior service to this core group of customers, including engineering support and new product design. The objective is to expand the business with these customers, or other targeted companies that possess the potential for inclusion into the core group.
	During the year ended April 30, 1997, sales to two major customers amounted to 16% and 11% of the net sales of Torotel Products.

Competition

	Torotel Products' business is highly competitive, but it is not susceptible to rapid technological change. A substantial number of companies sell components of the type manufactured and sold by Torotel Products. It also sells to customers who have the capability of manufacturing their own electronic components.
	The ability of Torotel Products to compete depends, among other things, upon its on-time delivery performance, customized product engineering and technical support, marketing capabilities, quality assurance and manufacturing efficiency. Torotel Products maintains a qualified environmental laboratory which enables it to perform tests on a product's ability to withstand various environmental conditions as may be specified by customers.

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

Employees

	Torotel Products presently employs approximately 110 full-time employees. An adequate supply of qualified personnel is available in the facility's immediate vicinity. Its production employees were represented by the Torotel Employees Association, a non-affiliated labor union, since
1967.  On December 10, 1996, members of the Torotel Employees
Association voted to affiliate with the International Association of Machinists and Aerospace Workers, AFL-CIO, District Lodge No. 71. The current labor contract expires on December 31, 1997. There have been no interruptions of production as a result of labor disputes.


OPT INDUSTRIES

Products

	OPT designs and manufactures switching power supplies and a broad line of magnetic components. The switching power supplies convert available power to low-medium voltage outputs at various load currents up to 2200Adc. OPT offers air cooled, conduction cooled, and immersion cooled power supply modules and relay rack mounted, N+1 redundant DC power systems. Most of the power supplies utilize a proprietary ultra-low leakage converter transformer designed and patented by OPT, and all have full safety agency approval. The major applications for these power supplies are in the high power computer and emergency DC systems markets. New product development is critical for continued sales growth in power supplies, as many of the existing products in this line have a remaining life cycle of approximately three years. Two new products, targeted for the telecommunications and emergency DC systems markets, will be introduced in fiscal 1998. More products are in the planning stage and likely will include a new air cooled standard power supply line, as well as other products for the telecommunications and emergency DC systems markets.
	OPT's magnetic components consist of toroidal coils, bobbin and layer wound transformers, and ultra-miniature transformers and inductors. The major applications for these components are voice and data secure communications, computers, aircraft navigational systems, and conventional missile guidance systems. New magnetics products in various stages of development include high-end consumer audio components and high voltage transformers used in ultra-violet and anti-static applications. Many of the new products are scheduled for introduction in fiscal 1998.

Marketing and Customers

	OPT markets its products primarily through a direct sales force.
OPT also markets its magnetic components through independent manufacturers' representatives who are paid on a commission basis, and through distributors. All of these products are sold primarily in the United States. Although all existing orders are subject to schedule changes or cancellation, adequate financial compensation is usually provided in such instances to protect OPT from suffering a loss on a contract.
	OPT has a customer base of over 300 companies including many
"Fortune 100" companies. During the year ended April 30, 1997, sales to a major customer amounted to 48% of the net sales of OPT.

Competition

	OPT is one of the smaller companies in the high power, custom design power supply market, but its technology provides greater packaging density, power transfer efficiency and operating reliability than a number of its competitors. As a result, OPT has limited competition in its switching power supply business.
	OPT's magnetics business is highly competitive, but it is not susceptible to rapid technological change. A substantial number of companies sell components of the type manufactured and sold by OPT, except for ultra-miniature transformers which have a unique construction common only to one competitor.
	The ability of OPT to compete depends, among other things, upon its customized product engineering and technical support, marketing capabilities, and manufacturing efficiency.

Manufacturing

	Most of the sales of OPT consist of products manufactured to customers' specifications. In these instances, only a limited inventory of finished goods is maintained; however, a finished goods inventory is maintained for the magnetic components sold through distributors.
Although special wire-winding machines, molding machines, and wave soldering machines are used in the production process, the products are manually assembled, with numerous employees and subcontractors contributing to the completion of the product.
	Essential materials used by OPT in the manufacture of switching power supplies include printed circuit board assemblies, solid state power electronic components, power semiconductors and fabricated sheet metal housings. These materials are available from many sources. Major suppliers include GP Precision, General Aviation Company, and Advanced Power Technology.
	Essential materials used in the manufacture of magnetic components include magnetic materials, copper wire, and plastic housings. These materials are available from many sources. Major suppliers include National Arnold and Rea Magnet Wire.
	Historically, OPT has not experienced any significant curtailment of production because of material shortages; however, OPT did experience production delays during the third quarter of fiscal 1996 due to a shortage of a custom component part used in the immersion power supply. OPT did obtain an alternate source and initial deliveries were received in December 1995. OPT has not incurred any further shortages of this component part.

Engineering, Research and Development

	Historically, OPT has not engaged in significant research and development activities, but has incurred engineering expense in designing products to meet customer specifications. Management does anticipate more expenses in this area as new power supply products are developed for the telecommunications and emergency DC systems markets.

Employees

	OPT presently employs approximately 110 full-time employees.
An adequate supply of qualified personnel is available in the facility's immediate vicinity. Its production employees have been represented by the United Steelworkers of America, AFL-CIO Local 8169 since 1972;
however, Local 8169 recently has merged into Local 5503. The current labor contract expires on September 16, 1999. There have been no interruptions of production as a result of labor disputes.


ITEM 2.  Properties

	The company owns a two-building complex with approximately
29,000 square feet located in Grandview, Missouri. This facility is occupied by Torotel Products, and also serves as the company's executive offices. The company also owns 17 acres of unimproved land in an airport industrial park in Kansas City, Missouri. As of April 30, 1997, these properties were subject to a first deed of trust securing indebtedness in the amount of $462,000.
	OPT owns a two-building complex with approximately 55,000 square feet located in Phillipsburg, New Jersey. As of April 30, 1997, this facility was subject to a first deed of trust securing indebtedness in the amount of $608,000, and a second and third lien mortgage collateralizing the credit agreement discussed in Note D of Notes to Consolidated
Financial Statements.
	The company believes that its existing facilities and equipment are well maintained and in good operating condition. Present utilization of the existing facilities is less than 70% of maximum capacity.


ITEM 3.  Legal Proceedings

	There are two legal proceedings involving the company. In the first matter, Torotel, Inc. and Torotel Products, Inc. have both been named as defendants in a lawsuit brought by Joseph Turner in the U.S. District
Court for the Western District of Missouri. The case number is 96-0646-CV-W-5 and was filed on June 18, 1996. Plaintiff alleges a racially motivated failure to hire. The company believes it has a meritorious defense and is vigorously defending the case. Plaintiff has moved to have the case certified as a class action. A hearing on the class certification motion was held on May 21, 1997, but there has been no ruling to date on that motion.
	In the second matter, on May 6, 1997, Torotel Products, Inc. was accepted into the Voluntary Disclosure Program by the Inspector General of the United States Department of Defense, resulting from its failure to perform some required "thermal shock" testing as frequently as required, and inaccurately certifying that all required testing had been performed.
As a result of the company's investigation into the testing deficiencies, which was first reported in November 1996, the company recorded an estimated charge of $416,000 against earnings in its fiscal fourth quarter ended April 30, 1997. This amount is still subject to fluctuation as further evidence is investigated. The company continues to cooperate as the government conducts its investigation, and continues to pursue the existence of other damages. The company believes that certain of its former officers may have been responsible for the misconduct related to the test failures, and is evaluating ways of recovering the damages. In the meantime, the company has suspended all payments under a note payable to a former officer (see Note K to Notes to Consolidated Financial Statements).


ITEM 4.  Submission of Matters to a Vote of Security Holders

	None.

PART II


ITEM 5.  Market for Common Equity and Related Stockholder Matters

(a)	Market Information
	The Company's common stock is traded on the American Stock Exchange (AMEX) under the symbol "TTL".

	Price Range of Common Stock
	The following table sets forth the high and low sales prices as reported on the AMEX.

         					              1997               1996

	Fiscal Period		     	  High  		  Low  		  High 		   Low
	     First Quarter	 		1-11/16	 	1-1/8  		1-5/16	 	1-1/16
	     Second Quarter 		1-5/8	   	1-1/8	  	2-3/8	  	1-1/16
	     Third Quarter 	 	1-3/8	   	1	      	1-13/16		1-7/16
	     Fourth Quarter 		1-3/8	   	1-1/16	 	1-3/4  		1-7/16

(b)	Approximate Number of Equity Security Holders

                                           							Approximate Number of
							                                              Record Holders
	              Title of Class              			     as of April 30, 1997

     	Common Stock, $.50 par value		                  		2,000 (1)

	(1)	Included in the number of stockholders of record are shares held in
     "nominee"		or "street" name.


(c)	Dividend History and Restrictions

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


1997 Compared to 1996

	Net sales decreased 7%. The net sales of Torotel Products decreased 8% from $6,597,000 to $6,062,000 due primarily to a $188,000 decrease in sales of the potted coil assembly for the Hellfire II missile system, the elimination of some lower-margin jobs, and lower shippable bookings during the first six months of fiscal 1997. OPT's net sales decreased 7% from $9,225,000 to $8,608,000 due primarily to lower sales of magnetic components associated with less favorable market conditions for the products being sold.
	Gross profit as a percentage of net sales increased nearly 1%. The gross profit percentage of Torotel Products increased 3% due primarily to lower fixed production costs. The gross profit percentage of OPT decreased nearly 2% due primarily to higher material costs associated with the product mix. This increase was offset partially by lower fixed production costs.
	Engineering expenses decreased 17%. The engineering expenses of Torotel Products decreased 35% from $433,000 to $283,000 due to lower payroll costs associated with a cutback in personnel. The engineering expenses of OPT decreased 2% from $500,000 to $489,000 due primarily to a $37,000 decrease in depreciation and a $12,000 decrease in utilities. These decreases were offset partially by a $35,000 increase in payroll costs associated with new personnel for the new power supplies products for the telecommunications market.
	Selling, general and administrative (SG&A) expenses increased
7%. The SG&A expenses of Torotel, Inc. increased 53% from $278,000 to $424,000 due primarily to costs of $107,000 associated with the terminated stock sale to Brockson Technologies Group, LLC., a $36,000 bonus award pursuant to the Incentive Compensation Plan, a $23,000 increase in travel costs, and a $6,000 increase in professional fees. These increases were offset partially by a $26,000 decrease in contributions to the company's 401(k) plan for non-union employees. The SG&A expenses of Torotel
Products increased nearly 1% from $1,595,000 to $1,605,000 due primarily to a restructuring charge of $277,000, an $86,000 increase in legal fees, a $15,000 charge for proper disposal of certain outdated hazardous materials, a $9,000 increase in advertising costs, and an $8,000 increase in education and training costs. These increases were offset partially by a $255,000 decrease in payroll and fringe benefits costs associated with a reduction in personnel and a $128,000 decrease in sales commissions. The SG&A expenses of OPT increased 4% from $1,013,000 to $1,055,000 due primarily to a $15,000 increase in equipment maintenance, a $12,000 increase in advertising costs, and a $12,000 increase in consulting fees.
	Interest expense decreased 14%. The interest expense of Torotel, Inc. decreased 9% from $45,000 to $41,000. The interest expense of Torotel Products increased slightly from $94,000 to $95,000 due to a higher aggregate borrowing level. This increase was offset partially by lower interest rates associated with decreases in the prime lending rate and in the rate above prime being charged by a new lender. The interest expense of OPT decreased nearly 25% from $163,000 to $123,000 due to a lower aggregate borrowing level, and lower interest rates associated with decreases in the prime lending rate and in the rate above prime being charged by a new lender.
	Sundry nonoperating expense increased due to a $416,000 charge in fiscal 1997 for an estimated penalty as discussed in Note M of Notes to Consolidated Financial Statement, and the $510,000 non-recurring gain in fiscal 1996 from the final settlement of the business income and contents insurance claim which resulted from a March 1995 fire at Torotel
Products' facility.
	For the reasons discussed above, consolidated pretax earnings decreased from a profit of $507,000 to a loss of $659,000. The pretax loss of Torotel, Inc. increased from $323,000 to $465,000. The pretax earnings of Torotel Products decreased from a profit of $148,000 to a loss of $590,000. The pretax earnings of OPT decreased from $682,000 to $396,000.
	Provision for income taxes decreased due to the pretax loss.
	The cumulative effect of adopting FASB Statement No. 109,
"Accounting for Income Taxes", in fiscal 1994 was a benefit of $400,000.
At the date of adoption, a valuation allowance was recorded to net the total deferred asset of $1,532,000 to an amount the company estimated was more likely than not to be realized. The allowance relates to operating loss carryforwards, and reflects the lower amount of business available from Torotel Products' traditional defense markets and the risks inherent in penetrating commercial markets. The earnings at OPT in fiscal 1996 enabled the company to realize a portion of the net deferred tax asset.
While a consolidated pretax loss was incurred in fiscal 1997, the consolidated operations actually generated higher earnings than in fiscal 1996, before the special charges and credits. With the restructuring of Torotel Products, management anticipates profitable years from both
Torotel Products and OPT, which should enable the consolidated group to be profitable in fiscal 1998. Accordingly, management expects the remaining deferred tax asset of $228,000 to be realizable.


1996 Compared to 1995

	Net sales increased 5%. The net sales of Torotel Products increased 2% from $6,439,000 to $6,597,000 due primarily to a $682,000 increase in sales of the headcoil assembly for the Hellfire II missile system and increased sales to commercial markets. These increases offset lower sales associated with less favorable market conditions for other magnetic components for the military market. OPT's net sales increased 7% from $8,624,000 to $9,225,000 due primarily to higher sales of its immersion power supply; however, these sales in the current year were adversely impacted by a raw material shortage caused by a vendor's failure to deliver as contractually committed. An alternate source was obtained and initial deliveries were received in December 1995.
	Gross profit as a percentage of net sales increased 2%. The gross profit percentage of Torotel Products decreased 1% due primarily to higher cost of materials associated with the production of the headcoil assembly.
The gross profit percentage of OPT increased 5% due to improved labor efficiencies and lower fixed production costs.
	Engineering expenses increased 3%. The engineering expenses of Torotel Products decreased 1% from $438,000 to $433,000 due to lower payroll costs. The engineering expenses of OPT increased 8% from $464,000 to $500,000 due to higher development costs associated with new power supplies products for the telecommunications market.
	Selling, general and administrative (SG&A) expenses increased
4%. The SG&A expenses of Torotel, Inc. increased 13% from $245,000 to $278,000 due to a non-recurring cost of $26,000 associated with the company's 401(k) plan for non-union employees and a $6,000 increase in the aggregate of the directors fees associated with the annual retainer for an additional outside director. The SG&A expenses of Torotel Products increased 5% from $1,522,000 to $1,595,000 due primarily to a $118,000 increase in legal fees associated with an advertising lawsuit that was settled prior to trial without any payment to the plaintiff, a $27,000 increase in payroll costs, a $7,000 increase in facility costs, a $6,000 increase in mailing costs, and a $4,000 increase in advertising costs. These increases were offset partially by a $93,000 decrease in sales commissions. The
SG&A expenses of OPT decreased slightly from $1,018,000 to $1,013,000.
	Interest expense decreased 7%. The interest expense of Torotel, Inc. decreased slightly from $46,000 to $45,000. The interest expense of Torotel Products increased 13% from $83,000 to $94,000 due to a higher aggregate borrowing level and the effect of higher interest rates associated with increases in the prime lending rate. The interest expense of OPT decreased 16% from $195,000 to $163,000 due to a lower aggregate borrowing level which was offset partially by higher interest rates associated with increases in the prime lending rate.
	Sundry nonoperating income increased due to a $510,000 non-recurring gain from the final settlement of the business income and contents insurance claim which resulted from the fire in March 1995 (see
Note M of Notes to Consolidated Financial Statements).
	For the reasons discussed above, consolidated pretax earnings increased from a loss of $396,000 to a profit of $507,000. The pretax loss of Torotel, Inc. increased from $291,000 to $323,000. The pretax earnings of Torotel Products increased from a loss of $183,000 to a profit of $148,000. The pretax earnings of OPT increased from $78,000 to $682,000.
	Provision for income taxes increased due to a change in deferred tax assets (see Note E of Notes to Consolidated Financial Statements).


Liquidity and Capital Resources

	Historically, the company has relied on funds generated internally and bank borrowings to meet its normal operating requirements, such as accounts payable, payroll, and to service bank indebtedness and other liabilities. Management believes the credit agreement discussed in Note D of Notes to Consolidated Financial Statements provides greater flexibility and improved liquidity.
	The company's operating activities generated $458,000 in cash flow during fiscal 1997. Corporate related matters used $515,000. The operations of Torotel Products provided $245,000 in cash flow due primarily to a lower level of receivables and higher levels of payables and other liabilities. OPT's operations provided $728,000 in cash flow due primarily to its pretax earnings and lower levels of receivables and inventories. Management's objective is to continue strengthening the company's liquidity position through improved operations and asset management.
	Investing activities used $292,000 in cash flow for capital expenditures for production equipment and building improvements. The company expects investments of approximately $330,000 for capital expenditures in fiscal 1998.
	Financing activities used $119,000 in cash flow due primarily to reductions in the revolving credit line. At April 30, 1997, the company had used $856,000 of its revolving credit line and had $1,558,000 available for future cash requirements, based on the lender's borrowing base formula. As discussed in Note D of Notes to Consolidated Financial Statements, the credit line with Phillipsburg National Bank & Trust Company expired July
5, 1997. The bank has indicated that it intends to renew the credit line; however, the company has not received a formal commitment from the bank. As also discussed in Note D of Notes to Consolidated Financial Statements, the company was in violation of two financial covenants under the terms of a note payable to NationsBank (formerly Boatmen's Bank IV).
As of the filing of this Annual Report, the bank has not waived compliance with the subject provisions as of April 30, 1997. One of the remedies available to the bank is to demand full payment of the outstanding balance, which is $462,000 at April 30, 1997. Since the note matures on November
29, 1997, the company does not expect the bank to make such a demand.
While the company has the liquidity available to pay-off the note, management believes another source of financing can be obtained.
	The company believes that inflation will have only a minimal effect on future operations since such effects will be offset by sales price increases which are not expected to have a significant effect upon demand.


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


ITEM 7.  Financial Statements and Supplementary Data


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants 					           13
Consolidated Balance Sheet as of April 30, 1997 					              14
Consolidated Statements of Operations for the years ended
      April 30, 1997 and 1996 							                              15
Consolidated Statement of Changes in Stockholders' Equity for
      the period May 1, 1995 through April 30, 1997					           16
Consolidated Statements of Cash Flows for the years ended
      April 30, 1997 and 1996							                               17
Notes to Consolidated Financial Statements						                   18
Supplementary Quarterly Financial Data						                       29

ITEM 8.  Changes in and Disagreements With Accountants on Accounting and
	        Financial Disclosure

None.


     REPORT OF INDEPENDENT
  CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Torotel, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of Torotel, Inc. and Subsidiaries as of April 30, 1997, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the two years in the period ended April 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Torotel, Inc. and Subsidiaries as of April 30, 1997 and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended April 30, 1997 in conformity with generally accepted accounting principles.

As discussed in Note B to the financial statements, the Company changed its method of revenue recognition during the year ended
April 30, 1997.


/s/ GRANT THORNTON LLP
    GRANT THORNTON LLP

Kansas City, Missouri
June 17, 1997


CONSOLIDATED BALANCE SHEET
As of April 30, 1997


ASSETS

Current assets:
   Cash                                        										$    196,000
   Trade and other receivables, less
     allowance for doubtful accounts
    	of $76,000 (Notes A, B, and D)	               						   2,120,000
   Inventories, less allowance for
     obsolescence of $801,000 (Notes A, C, and D)	      	   2,794,000
   Prepaid expenses and other current assets						             90,000
                                              											   5,200,000

Property, plant and equipment (Notes A and D):
   Land		                                       								      368,000
   Buildings and improvements				  				                     1,475,000
   Equipment									                                   	   2,706,000
											                                                 4,549,000
   Less accumulated depreciation and amortization   					   2,734,000
                                              											   1,815,000

Deferred tax asset (Note E)						                             228,000

Other assets 									                                         36,000

                                               											$ 7,279,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt (Note D)			    			$ 1,394,000
   Current maturity of note payable to
     former officer (Notes K and M)		                  	      122,000
   Trade accounts payable								                             953,000
   Accrued liabilities (Note J)		                 						      472,000
                                              											   2,941,000

Long-term debt, less current maturities (Note D)					       1,105,000

Note payable to former officer, less current
  maturity (Notes K and M)	                    				           262,000

Commitments and contingency (Notes F and M)					              416,000

Stockholders' equity (Notes D, G, H, I, and L):
   Common stock, $.50 par value; 6,000,000 shares
     authorized;	2,879,473 shares issued		         						   1,440,000
   Capital in excess of par value								                   8,671,000
   Accumulated deficit									                            (7,351,000)
											                                                 2,760,000
   Less cost of treasury stock, 71,205 shares						           205,000
                                              											   2,555,000

                                               											$ 7,279,000

    The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended April 30,

                                    									      1997      	      1996

Net sales (Note B)	                        					$14,670,000	    $15,822,000
Cost of goods sold	                       					  10,778,000	     11,714,000

  		Gross profit 	  				                          3,892,000	      4,108,000

Operating expenses:
 	Engineering 	                         					       772,000	        933,000
 	Selling, general and administrative (Note N)    3,084,000	      2,886,000
                                     									    3,856,000	      3,819,000

  		Earnings from operations 			                     36,000	        289,000

Other income (expense):
 	Interest expense 		                     			      (259,000)	      (302,000)
 	Other income (expense), net (Notes M and N)	     (436,000)	       520,000
                                    									      (695,000)	       218,000

  		Earnings (loss) before provision for
      income taxes	and cumulative effect of
      change in method of	accounting (Note B)      (659,000)	       507,000

Provision for income taxes (Note E) 			                -     	      172,000

Earnings (loss) before cumulative effect of
  change in	method of accounting (Note B)		 	      (659,000)	       335,000

Cumulative effect of change in method of
  accounting (Note B)	                      	      (506,000)	          -

Net earnings (loss)	                      					$ (1,165,000)	  $    335,000


Earnings (loss) per common and common
  equivalent	share (Notes H and I):
		  Earnings (loss) before cumulative
      effect	                          		          $ (.24)	          $  .12
		  Cumulative effect               				             (.18)	               -
                                									          $ (.42)	          $  .12


The pro forma amounts assuming the new method of accounting had been applied retroactively are as follows:

Net earnings (loss)		                    					$    (659,000)	  $    677,000
Earnings (loss) per share			              				$        (.24)	  $        .24


     The accompanying notes are an integral part of these statements.



CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


									                         Capital in	         			 Treasury    Total
          						 	     Common	    Excess of	  Accumulated  Stock, 	Stockholders'
 						      Shares	    Stock   	 Par Value 		  Deficit   at cost    Equity

Balance,
 May 1,
 1995				   2,797,185 $1,399,000 $8,624,000 $(6,521,000)	$(155,000) $3,347,000

Net
 earnings		 			 -	       	 -		       -       		 335,000       -	       335,000
Issuance
 of common
 stock to
 employee
 stock
 purchase
 plan
 (Note G)      5,616      3,000  		  4,000         -          -          7,000
Issuance
 of common
 stock to
 incentive
 compen-
 sation
 plan
 (Note G)     21,310      10,000    19,000         - 	        -         29,000

Balance,
 April 30,
 1996				   2,824,111 $1,412,000 $8,647,000	$(6,186,000)	$(155,000) $3,718,000

Net loss  					 -	       	 -		        -	     (1,165,000)      -	    (1,165,000)
Issuance
 of common
 stock to
 employee
 stock
 purchase
 plan
 (Note G)	      1,554      1,000		   1,000		       -          -          2,000
Issuance
 of common
 stock to
 incentive
 compen-
 sation
 plan
 (Note G)      53,808     27,000		  23,000		      -           -         50,000
Acquisition
 of 37,121
 shares
 of treasury
 stock		         -          -         -           -  		    (50,000)    (50,000)


Balance,
 April 30,
 1997				   2,879,473 $1,440,000 $8,671,000 $(7,351,000) $(205,000)	$2,555,000


       The accompanying notes are an integral part of this statement.



CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended April 30,

                                  									       1997      	       1996

Cash flows from operating activities:
	Net earnings (loss)					                  			$ (1,165,000)   	$    335,000

 Adjustments to reconcile net earnings
  (loss) to net cash	provided by operations:
	    Loss from estimated government
       penalty (Note M)		                  	       416,000	            -
	    Gain from disposition of assets 				             -    	        (27,000)
	    Depreciation and amortization			     		       318,000	         293,000
	    Deferred tax asset 						                        -    	        172,000
	    Increase (decrease) in cash flows from
       operations	resulting from changes in:
					   Trade and other receivables	     				    1,182,000	         778,000
				   	Inventories 						                        (326,000)	        155,000
			   		Prepaid expenses and other assets 				       4,000	           6,000
				   	Trade accounts payable 					                67,000	        (466,000)
				   	Accrued liabilities 						                 (38,000)	        (27,000)
				   	Accrued interest on note payable
          to officer 	                 		             -     	       (82,000)
															                                  1,623,000	         802,000

Net cash provided by operations 						             458,000	       1,137,000

Cash flows from investing activities:
 	Capital expenditures 		             					       (292,000)	       (197,000)
	 Proceeds from disposition of assets			              -     	        31,000

Net cash used in investing activities		 			       (292,000)	       (166,000)

Cash flows from financing activities:
 	Borrowings against credit line 			     			     5,134,000	      16,895,000
	 Payments against credit line 						           (5,249,000)	    (17,427,000)
	 Proceeds from issuance of long-term debt				     113,000	         620,000
	 Principal payments on long-term debt 					      (107,000)	     (1,034,000)
	 Payments on capital lease obligations					       (12,000)	        (13,000)
	 Proceeds from issuance of common stock 				       52,000	          36,000
	 Acquisition of treasury stock 						             (50,000)	           -

Net cash used in financing activities					        (119,000)	       (923,000)

Net increase in cash 	              						 		$      47,000	   $      48,000
Cash at beginning of year 							                  149,000	         101,000

Cash at end of year 		                							$     196,000	   $     149,000


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
 	Cash paid during the year for:
	   Interest 	                         						$     279,000	   $     358,000
	   Income taxes 		                     					$        -     	 $        -


      The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	The following summarizes the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements, with the exception of the change in method of accounting discussed in Note B of Notes to Consolidated Financial
Statements.

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

Revenue Recognition

	Historically, nearly all of Torotel Products' business came from U.S. military contracts, which were accounted for using the percentage of completion method for revenue recognition. Effective
May 1, 1996, Torotel Products changed its method of accounting for these contracts, and began to recognize revenue using the accrual method (see Note B of Notes to Consolidated Financial Statements), which is the same method used for commercial customers. OPT also recognizes revenue using the accrual method.
	Both historically and currently, less than 5% of the company's annual consolidated sales arise from contracts which are performed over a period of more than one year.

Inventories

	Inventories are stated at the lower of cost or market. Cost is determined using a moving average cost method of valuation which currently and historically approximates the first-in, first-out method.


Property, Plant and Equipment

	Property, plant and equipment are carried at cost. Depreciation and amortization are provided for in amounts sufficient to relate the costs of depreciable assets to operations primarily using the straight-line method over estimated useful lives of three to ten years for property and equipment, and twenty years for buildings and improvements.

Cash Flows

	For purposes of the statement of cash flows, the company considers all short-term investments purchased with a maturity of three months or less to be cash equivalents.

Employee Stock Option Plan

	The employee stock option plan is accounted for under Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations.

Fair Value of Financial Instruments

	Cost approximates market for all financial instruments as of April 30, 1997 and 1996.

Future Effect of Recently Issued Accounting Pronouncement

	In February 1997, the FASB issued Statement of Financial
Accounting Standards (SFAS) No. 128, "Earnings per Share," which replaces the presentation of primary earnings per share (EPS) with a presentation of basic EPS; requires dual presentation of basic and diluted EPS on the face of the statement of earnings regardless of whether basic and diluted EPS are the same; and requires a reconciliation of the numerator and denominator used in computing basic and diluted EPS.
Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion 15. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. On adoption, restatement of all prior-period EPS data presented is required.



NOTE B - CHANGE IN ACCOUNTING METHOD FOR REVENUE RECOGNITION

	Historically, nearly all of Torotel Products' business came from U.S. military contracts, which were accounted for using the percentage of completion method for revenue recognition. However, as Torotel Products continues to successfully move into the commercial market, its military business has decreased. Because of this market shift, management believes it is more practical to use the accrual method to recognize revenue. In addition, management believes that the new method will standardize the accounting functions between the company's subsidiaries so that a common computer system can be used.0
	The new method has been applied to contracts in process effective May 1, 1996, resulting in a cumulative effect charge of $506,000 (18 cents per share), which has been included in the net loss for the year ended April 30, 1997. The effect of the change on the year ended April 30, 1997, was to increase the loss before the cumulative effect of change in method of accounting by approximately $270,000 (10 cents per share). The pro forma amounts as shown in the consolidated statements of operations include the effect of retroactive application of the new method on net sales, cost of goods sold, sales commissions, and related income taxes.


NOTE C - INVENTORIES

	The following table summarizes the components of inventories:


Raw materials, less allowance for obsolescence of $801,000	    		$1,419,000
Work in process 	                                        							  1,123,000
Finished goods 								                                             252,000

                                                      											$2,794,000

NOTE D - FINANCING AGREEMENTS

	At April 30, 1997, the company, through its OPT subsidiary, was operating under a credit agreement with Phillipsburg National Bank &
Trust Company (PNBT). The credit agreement provides a $2,500,000 revolving credit line and a $475,000 term loan. The revolving line expires on July 5, 1997, and the term loan expires on July 5, 2006. PNBT has expressed its intention of renewing the revolving credit line, but the company has not received a formal commitment. Advances under the credit line are limited to the sum of 75% of eligible billed receivables and 50% of inventories, net of reserves. The aggregate credit line is collateralized by trade accounts receivable, inventories, equipment, and a second and third mortgage on OPT's facility.
	Under the terms of the agreement, the outstanding balance of the revolving line bears interest at 1/2% over the bank's prime rate. As of April 30, 1997, the company had utilized $856,000 of the revolving credit line and the effective borrowing rate was 9%. The outstanding balance of the term loan bears interest at a fixed rate of 8-3/4% per annum during the first five years, thereafter the rate will be fixed for one-year intervals at 1/2% over the bank's prime rate. The term loan requires monthly principal and interest payments of $5,986 during the first five years. At the end of the fifth year and every year thereafter, the payments will be automatically adjusted to reflect the change in the interest rate and the remaining term of the loan. As of April 30, 1997, the outstanding balance of the term loan was $452,000. The company is required to comply with certain covenants including restrictions on the payment of cash dividends.
	In September 1996, the company entered into an arrangement with PNBT whereby PNBT will individually finance 90 percent of the total cost of any capital equipment purchases. Under the terms of the arrangement, each individual loan will have a five-year term, the outstanding balance will bear interest at a annual fixed rate equivalent to 1% over the bank's prime rate at the inception of each loan, and each loan will require monthly principal and interest payments. In addition, any funds borrowed under this arrangement will reduce the aggregate amount of the revolving credit line as provided under the credit agreement. As of April 30, 1997, the company had two equipment loans under this arrangement. These loans originated on September 12, 1996, and October
25, 1996, in the amount of $39,000 and $54,000, respectively. The outstanding balances of these loans bear interest at 9.25% per annum. The loan dated September 12 requires monthly principal and interest payments of $817, and expires September 12, 2001. The loan dated October 25 requires monthly principal and interest payments of $1,140, and expires October 24, 2001. As of April 30, 1997, the outstanding balances of the loans dated September 12 and October 25 were $36,000 and $50,000, respectively. As a result of these loans, funds available under the company's revolving credit line have been reduced from $2,500,000 to $2,414,000.
	OPT has a $620,000 promissory note with PNBT. Under the terms of the note, the outstanding balance bears interest at a fixed rate of 9% per annum during the first five years, thereafter the rate will fluctuate at 1/2% over the bank's prime rate. The note requires monthly principal and interest payments of $5,632 during the first five years. At the end of the fifth year and for the remaining term of the note, the monthly principal and interest payments will be $5,548. The note, which is guaranteed by Torotel, Inc., has a maturity date of March 19, 2016, and is collateralized by a first mortgage on OPT's land and buildings. As of April 30, 1997, the outstanding balance on the note was $608,000.
	The company has a $500,000 note with NationsBank (formerly
Boatmen's Bank IV) dated November 29, 1994. The note is collateralized by the land and buildings in Grandview, Missouri, and the unimproved land in Kansas City, Missouri. The note is payable in monthly installments of $5,207 including interest at an annual rate of 9-1/4% through November 29, 1997, whereupon the remaining principal balance of $451,000 will be due and payable. Under the terms of the note, the company is required to comply with certain covenants including restrictions on the payment of cash dividends. At April 30, 1996 and 1997, the company was in violation of a financial coverage ratio covenant contained in the note, and at October 31, 1996, January 31, 1997, and April 30, 1997, the company was in violation of a quarterly net worth covenant contained in the note. As of the filing of this Annual Report, the bank has not waived compliance with the subject provisions as of April 30, 1997. One of the remedies available to the bank is to demand full payment of the outstanding balance, which is $462,000 at April 30, 1997. Since the note matures on November 29, 1997, the company does not expect the bank to make such a demand. While the company has the liquidity available to pay-off the note, management believes another source of financing can be obtained.

	Information concerning the company's long-term indebtedness, classified to reflect borrowings under the new credit agreement, is as follows:


Revolving line payable to PNBT, maturing July 1997	     			$   856,000
Term loan payable to PNBT, maturing July 2006 				             452,000
Note payable to PNBT, maturing March 2016					                 608,000
Note payable to PNBT, maturing September 2001				               36,000
Note payable to PNBT, maturing October 2001					                50,000
Note payable to NationsBank, on demand					                    462,000
Installment contract payable							                             18,000
Capitalized lease obligations (Note F)						                    17,000
									                                                 	  2,499,000
Less current maturities							                               1,394,000

                                                 											$1,105,000

	The amount of long-term debt maturing in each of the five years subsequent to April 30, 1997, classified to reflect the borrowings under the new credit agreement, is as follows:

 					April 30,	              Amount
					   1998	              	$1,394,000
					   1999           		       78,000
					   2000		                  80,000
					   2001		                  86,000
					   2002		                 586,000
					Thereafter	               275,000

                     							$2,499,000

NOTE E - INCOME TAXES

	The provision for income taxes reflected in the consolidated statements of operations differs from the amounts computed at the federal statutory tax rates. The principal differences between the statutory income tax expense and the effective provision for income taxes are summarized as follows:

                                             									    1997    	    1996
Computed tax expense (benefit) at statutory rates 		$       -      	$     -
Change in deferred tax assets					                       435,000	      247,000
Change in valuation allowance				                    	  (435,000)	     (75,000)

                                           									$       -      	$  172,000

	The company has available as benefits to reduce future income taxes, subject to applicable limitations, the following estimated net operating loss ("NOL")
and credit carryforwards:

                       						Investment
		  Year of		      NOL	         Tax	          R & D          	Job Target
		Expiration	  Carryforward    Credit   	   Tax Credit       	Tax Credit
		    1998		        -      	   42,000	       103,000	          13,000
		    1999		        -      	   17,000	        38,000	           1,000
		    2000		     471,000	      16,000	          -     	          -
		    2001		   1,420,0          4,000	          -     	          -
		    2002		        -            -     	        -     	          -
		    2003		   1,416,000         -     	        -     	          -
		    2008		       1,000         -     	        -     	          -
		    2009		     819,000         -     	        -     	          -
		    2010       366,000         -     	        -     	          -
		    2011       308,000         -     	        -     	          -
		    2012	    1,462,000         -     	        -     	          -

        			 	$ 6,263,000    	$ 79,000	    $  141,000     	$    14,000

	Effective May 1, 1993, the company adopted The Financial
Accounting Standards Board ("FASB") Statement No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial and tax basis of assets and liabilities is determined annually.
	Deferred income taxes and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to effect taxable income. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will, more likely than not, be realized. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets or liabilities.
	The net deferred tax asset included in the accompanying balance sheet at April 30, 1997, includes the tax effects of temporary differences and carryforwards which are the source of the deferred asset, less a valuation allowance. The components of the net deferred tax asset are summarized as follows:

Net operating loss carryforwards		    			$ 1,942,000
Inventory valuation reserve						            245,000
Tax credit carryforwards						               406,000
Property, plant and equipment	    					      188,000
Other								                                 60,000
										                                 2,841,000
Less valuation allowance						             2,613,000

                               										$   228,000

	The valuation allowance was increased by $435,000 as of April 30, 1997, due to changes in the deferred tax assets.



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
	Future minimum lease payments subsequent to April 30, 1997, are as follows:

	              					   Capital   	 Operating
				April 30,	         Leases   	   Leases
				   1998		         $ 14,000	    $  24,000
				   1999		            9,000	       24,000
				   2000		            2,000	        7,000

                						$ 25,000	    $  55,000

	The future minimum capital lease payments of $25,000 include amounts representing interest of $8,000 which results in a present value of $17,000 for net minimum capital lease payments (see Note D of Notes to Consolidated Financial Statements). Equipment recorded under capital leases amounted to $26,000, net of accumulated depreciation of $26,000 as of April 30, 1997.
	Total rent expense for all operating leases for each of the years ended April 30, 1997 and 1996 was $24,000.


NOTE G - EMPLOYEE INCENTIVE PLANS

Incentive Compensation Plan

	On September 19, 1994, the shareholders approved the Incentive Compensation Plan. All key employees are eligible to participate in the Plan. The Plan provides for participants to receive incentive payments in cash and/or company common stock based on targeted pretax earnings, as defined in the
Plan. Awards under the Plan during the year ended April 30, 1997, was $36,000. There were no awards under the Plan during the year ended
April 30, 1996.

Employee Stock Purchase Plan

	The company has an Employee Stock Purchase Plan which permits employees of both operating subsidiaries to purchase common stock of the company at a formula price which approximates market value. The Plan enables employees to purchase stock through payroll deductions of up to 10% of their compensation. The company matches one-half of the employee's contribution. Stock purchased under the Plan is restricted from transfer for one year after the date of issuance. Expenses of the Plan in each of the years ended April 30, 1997 and 1996 were $1,000.


Employee Stock Option Plans

	In accordance with the 1982 Incentive Compensation Plan, the company reserved 630,000 common shares for issuance to key employees pursuant to the exercise of incentive and non-qualified stock options granted prior to May 20, 1992. At April 30, 1997, no options were available for future grants, but options to purchase 18,207 shares were exercisable.
	Stock option transactions under the 1982 Incentive Compensation Plan for each period are summarized as follows:

                   						Shares Under  		   Option Price
						                      Option     		     Per Share
Balance, May 1, 1995 		     311,363		      $.75 to $2.00
Exercised 			               (21,310)		        $1.38
Forfeited 			              (131,537)		     $.75 to $2.00
Balance, April 30, 1996 		  158,516		      $.75 to $2.00
Exercised			                (53,808)	   	  $.75 to $1.25
Forfeited 			               (86,501)		     $1.25 to $2.00

Balance, April 30, 1997      18,207	     	 $1.70 to $2.00

	In accordance with the Incentive Compensation Plan approved by shareholders on
September 19, 1994, the company reserved 400,000 common shares for issuance to key employees pursuant to the exercise of incentive and non-qualified stock options granted prior to June 20, 2004. The options are accounted for under APB Opinion 25, Accounting for Stock Issued to
Employees, and related interpretations in accounting for this Plan. The incentive stock options have a term of five years when issued and vest 50% per year at the end of each of the first two years. The non-qualified stock options have a term of ten years when issued and vest 25% per year at the end of each of the first four years. The exercise price of each option equals the market price of the company's common stock on the date of grant. Accordingly, no compensation cost has been recognized for the Plan. The company chose not to adopt Statement of Financial Accounting Standards
123, Accounting for Stock-Based Compensation. The difference in the two methods of accounting for stock options is not deemed to have a material effect on the fair value of the options at the grant date.
	Stock option transactions under the 1994 Incentive Compensation
Plan for fiscal 1997 (the only year with transactions under the Plan) are summarized as follows:

								                                        1997
					                             					Weighted
						                               		 Shares	    	 Average
								                                Under 		     Exercise
                              								  Option 	      Price
Outstanding at beginning of year			       -     	        -
Granted				                         		 150,000		      $1.00
Exercised 						                          -     		       -
Forfeited 						                          -     		       -
Outstanding at end of year 		       		 150,000	 	     $1.00

Options exercisable at year-end			        -     	        -
Weighted average fair value of
	options granted during the year		        -

The following information applies to options outstanding at April 30, 1997:

Number outstanding							                           150,000
Range of exercise prices						                        $1.00
Weighted average exercise price					                  $1.00
Weighted average remaining contractual life			  	 8.6 years

401(k) Retirement Plans

	The company has a 401(k) Retirement Plan for non-union
employees of both operating subsidiaries. Employer contributions to the
Plan, which are at the Discretion of the Board of Directors, were $8,000 and
$35,000 for the years ended April 30, 1997 and 1996, respectively. 	Torotel
Products has a separate 401(k) Retirement Plan for union
employees. Employer contributions to this Plan, which also are at the discretion of the Board of Directors, were $2,000 in each of the years ended
April 30, 1997 and 1996.  	OPT also has a separate 401(k) Retirement Plan for
its union employees. Pursuant to a collective bargaining agreement with the United Steelworkers of America, AFL-CIO Local 5503, employer contributions to this Plan for the years ended April 30, 1997 and 1996 were $33,000 and $37,000, respectively.


NOTE H - EARNINGS PER SHARE

	Earnings per common and common equivalents share have been computed using the weighted average shares of common stock and common stock equivalents outstanding during the periods. The weighted average shares outstanding for the periods presented were as follows:

                     Weighted					                   Weighted
				                 Average					                    Average
				                Shares of	    	Common Stock		    Shares
	  Year Ended  		  Common Stock		   Equivalents   		Outstanding
	April 30, 1996		    2,781,132		       31,703		      2,812,835
	April 30, 1997		    2,802,871		           -			      2,802,871

	The common stock equivalents, consisting of shares issuable upon assumed exercise of the incentive and non-qualified stock options, are accounted for under the treasury stock method using the average price of the company's shares during the periods. Fully diluted earnings per share are the same as the earnings per share indicated on the accompanying consolidated statements of operations.



NOTE I - STOCK WARRANTS

	In connection with the acquisition of OPT, warrants to purchase 66,667 shares of the company's common stock at $1.50 per share were issued to Chemical Bank New Jersey N.A. The warrants expire on
September 1, 2003. As of April 30, 1996 and 1997, there was no dilutive effect from these warrants.


NOTE J - ACCRUED LIABILITIES

	Accrued liabilities consist of the following:

Employee related expenses						$    371,000
Other, including interest					      101,000

                     										$    472,000

NOTE K - NOTE PAYABLE TO FORMER OFFICER

	The company has a $429,000 promissory note with Alfred F.
Marsh, former President of Torotel, Inc., dated July 10, 1996. The amount of this note consists of the principal sum of $250,000 from a note executed in April 1986, plus $179,000 of accrued unpaid interest. For the year ended April 30, 1997, the company incurred $41,000 in interest on the note. The outstanding balance of this unsecured note bears interest at a fixed rate of 10% per annum. The note requires monthly principal and interest payments of $10,881, and matures on July 1, 2000. Under the terms of the note, no payments shall be made to Mr. Marsh as long as any default condition exists under the terms of the company's credit agreement with PNBT, unless the bank has waived the default condition prior to any payment. As of April 30, 1997, the outstanding balance of the note was $384,000. The company has suspended all payments under the note due to the reasons discussed in Note M of Notes to Consolidated Financial Statements.
	The amount of the debt maturing in each of the five years subsequent to April 30, 1997, is as follows:


					April 30,	      Amount
					   1998    		$    122,000
					   1999		         109,000
					   2000		         121,000
					   2001		          32,000
					   2002		            -

           							$    384,000


NOTE L - DIVIDEND RESTRICTIONS

	The company's credit agreement prohibits the payment of cash dividends without the prior consent of PNBT and NationsBank.


NOTE M - CONTINGENCY FOR ESTIMATED PENALTY

	On May 6, 1997, Torotel Products, Inc. was accepted into the Voluntary Disclosure Program of the United States Department of Defense, resulting from its failure to perform some required "thermal shock" testing as frequently as required, and inaccurately certifying that all required testing had been performed. As a result of the company's investigation into the testing deficiencies, which was first reported in November 1996, the company recorded an estimated charge of $416,000 against earnings in its fiscal fourth quarter ended April 30, 1997. This amount is still subject to fluctuation as further evidence is investigated. The company continues to cooperate as the government conducts its investigation and continues to pursue the existence of other damages. At this time, the company is not certain when payment of the damage amount will be required; however, the company does not anticipate making any payments during the fiscal year ending April 30, 1998. As a result, the entire $416,000 has been classified as a long-term liability in the accompanying consolidated balance sheet. For the year ended April 30, 1997, the company incurred legal costs of $203,000 for this investigation.
	The company believes that certain of its former officers may have been responsible for the misconduct related to the test failures, and is evaluating ways of recovering the damages. In the meantime, the company has suspended all payments under a note payable to a former officer (see
Note K to Notes to Consolidated Financial Statements).


NOTE N - SPECIAL CHARGES AND CREDITS

	For the year ended April 30, 1997, selling, general and administrative expenses as presented in the accompanying consolidated statements of operations included special charges of $587,000, which consisted of $107,000 for expenses associated with the terminated stock sale to Brockson Technologies Group, LLC.; $277,000 for charges associated with the restructuring of Torotel Products' operations; and $203,000 for legal fees associated with the DOD investigation discussed in Note M of Notes to Consolidated Financial Statements; other income (expense) as presented in the accompanying consolidated statements of operations included a special charge of $416,000 for the estimated penalty discussed in Note M of Notes to Consolidated Financial Statements. For the year ended April 30, 1996, other income (expense) included a $510,000 gain from the final settlement for business income and contents insurance resulting from a March 1995 fire at Torotel Products' facility.



NOTE O - INDUSTRY SEGMENT INFORMATION

	The following table summarizes industry segment information for 1997 and 1996. The components segment includes the magnetic components product lines of Torotel Products and OPT, while the telecommunications segment includes OPT's switching power supplies.

                             									      1997      	      1996
Sales to unaffiliated customers:
Components 		                       				$10,060,000     	$11,563,000
Telecommunications 					                  4,610,000	       4,259,000
						                               			$14,670,000     	$15,822,000
Earnings (loss) from operations:
Components 			                       			$    64,000	     $   112,000
Telecommunications 					                    396,000	         455,000
Corporate 						                           (424,000)	       (278,000)
							                               		$    36,000	     $   289,000
Identifiable assets:
Components 				                       		$ 4,800,000	     $ 5,816,000
Telecommunications 					                  2,147,000	       1,990,000
Corporate 						                            332,000	         312,000
						                               			$ 7,279,000	     $ 8,118,000
Capital expenditures:
Components 			                       			$   133,000	     $    49,000
Telecommunications 					                    159,000	         148,000
								                               	$   292,000	     $   197,000
Depreciation and amortization expense:
Components 					                       	$   212,000	     $   213,000
Telecommunications 					                    106,000	          80,000
                               									$   318,000	     $   293,000

	The effect of the change in accounting method (see Note B of Notes to the Consolidated Financial Statements) was to decrease earnings from operations of the components segment by approximatley $270,000 for the year ended April 30, 1997.

	For the year ended April 30, 1997, the components segment did not have any major customers that accounted for more than 10% of consolidated net sales; sales by the telecommunications segment to Silicon Graphics (formerly Cray Research) were 28% of consolidated net sales.
For the year ended April 30, 1996, sales by the components segment to Lockheed Martin were 13% of consolidated net sales; sales by the telecommunications segment to Cray Research were 27% of consolidated net sales. Intersegment and export sales were not significant. Sales of the components segment to defense contractors for conventional military applications for each of the years ended April 30, 1997 and 1996, were approximately 65%.

SUPPLEMENTARY QUARTERLY FINANCIAL DATA (Unaudited)


	The following tables summarize certain selected quarterly unaudited consolidated financial data for the last two fiscal years and should be read in conjunction with the Consolidated Financial Statements for the years ended April 30, 1997 and 1996, included herein, with special consideration given to Note B of Notes to Consolidated Financial
Statements (in thousands, except per share data):

Fiscal 1997 by Quarter

                        					   4th   		   3rd   		   2nd   		   1st
Net sales                  			$3,329   		$3,506	   	$3,768   		$4,067
Gross profit               			$  846		   $  909	   	$1,017   		$1,120
Earnings (loss) before
	cumulative effect of
	change in method of
	accounting		                 $ (616)	  	$   81		   $ (200)  		$   76
Earnings (loss) per share
	before cumulative
	effect			                    $ (.22)  		$  .03		   $ (.07)  		$  .03


Fiscal 1996 by Quarter

                        					   4th   		   3rd   		   2nd   		   1st
Net sales 			                 $3,879	   	$3,688   		$4,021	   	$4,234
Gross profit 			              $  953		   $  819   		$1,039   		$1,297
Net earnings			               $    3		   $  119   		$   36	   	$  177
Earnings per share		          $  .00		   $  .04   		$  .01   		$  .06


	The pro forma amounts assuming the new method of accounting had been applied retroactively are as follows:

Fiscal 1997 by Quarter

                        					   4th   		   3rd   		   2nd   		   1st
Net earnings (loss)		        $  (616)		  $    81	  	$  (200)	 	 $    76
Earnings (loss) per share	   $  (.22)  		$   .03	  	$  (.07)  		$   .03


Fiscal 1996 by Quarter

                        					   4th   		   3rd   		   2nd   		   1st
Net earnings			              $    20	  	 $   353	  	$     8	   	$  296
Earnings per share         		$   .01   		$   .12  		$   .00   		$  .11



PART III


ITEM 9. Directors, Executive Officers, Promoters and Control Persons, Compliance With Section 16(a) of the Exchange Act

	Information required under this Item is contained in the company's 1997 Proxy Statement, which is herein incorporated by reference.


ITEM 10.  Executive Compensation

	Same as Item 9 above.


ITEM 11.  Security Ownership of Certain Beneficial Owners and Management

	Same as Item 9 above.


ITEM 12.  Certain Relationships and Related Transactions

	Indebtedness to Former Officer

	The company has a $429,000 promissory note with Alfred F.
Marsh, former President of Torotel, Inc., dated July 10, 1996. The amount of this note consists of the principal sum of $250,000 from a note executed in April 1986, plus $179,000 of accrued unpaid interest. For the year ended April 30, 1997, the company incurred $41,000 in interest on the note. The outstanding balance of this unsecured note bears interest at a fixed rate of 10% per annum. The note requires monthly principal and interest payments of $10,881, and matures on July 1, 2000. Under the terms of the note, no payments shall be made to Mr. Marsh as long as any default condition exists under the terms of the company's credit agreement with PNBT, unless the bank has waived the default condition prior to any payment. As of April 30, 1997, the outstanding balance of the note was $384,000. The company has suspended all payments under the note due to the reasons discussed in Note M of Notes to Consolidated Financial Statements.



PART IV


ITEM 13.  Exhibits and Reports on Form 8-K

(a)	Exhibits

	Included in Part IV of this report:

Exhibit 21		Subsidiaries of the Registrant		                  		      32
Exhibit 23		Consent of Independent Certified Public Accountants	      33
Exhibit 99		Undertakings						                                        34

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of the year ended April 30, 1997.

EXHIBIT 21


SUBSIDIARIES OF THE REGISTRANT


(a)	Subsidiary (wholly-owned)
	Torotel Products, Inc. (a Missouri corporation)

(b)	Subsidiary (wholly-owned)
	OPT Industries, Inc. (a New Jersey corporation)







CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





We have issued our report dated June 17, 1997, accompanying the consolidated financial statements incorporated by reference or included in the Annual Report of Torotel, Inc. on Form 10-
KSB for the year ended April 30, 1997. We hereby consent to the incorporation by reference of said report in the Registration Statements of Torotel, Inc. on Form S-8 (File Nos. 2-88012, 2-54748, 2-78819, and 2-78896).





/s/ GRANT THORNTON LLP
GRANT THORNTON LLP



Kansas City, Missouri
July 25, 1997


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


Torotel, Inc.
(Registrant)


By:	 /s/  H. James Serrone
	H. James Serrone
	Vice President of Finance and
	Chief Financial Officer

	Date:  	July 25, 1997


	In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:	 /s/  Dale H. Sizemore, Jr.        			By:	 /s/  Richard A. Sizemore
         	Dale H. Sizemore, Jr.					              		Richard A. Sizemore
         	Chairman of the Board,			              			Director
	         Chief Executive Officer
	         and Director								                     	Date:  	July 25, 1997

         	Date:  	July 25, 1997


By:  /s/  Christian T. Hughes         			By:	 /s/  H. James Serrone
         	Christian T. Hughes			               				H. James Serrone
	         President, Chief Operating			          		Vice President of Finance and
         	Officer and Director					              		Chief Financial Officer

         	Date:  	July 25, 1997				              		Date:  	July 25, 1997


By:  /s/  Ronald L. Benjamin
         	Ronald L. Benjamin
         	Director

         	Date:  	July 25, 1997


By:  /s/  Dr. Thomas L. Lyon, Jr.
	         Dr. Thomas L. Lyon, Jr.
         	Director

         	Date:  	July 25, 1997