Form 10QSB
period 1997-07-31
TOROTEL INC
filed 1997-09-11
CIK 98752

FORM 10-QSB



Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

For the quarterly period ended July 31, 1997

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

Yes    X     No


As of September 8, 1997, there were 2,808,566 shares of Common
Stock, $.50 Par Value, outstanding.


TOROTEL, INC. AND SUBSIDIARIES



INDEX



PART I.      FINANCIAL INFORMATION

	Item 1.   Financial Statements

	          Consolidated Balance Sheet as of July 31, 1997					             1

	          Consolidated Statements of Operations for the three months
	               ended July 31, 1997 and 1996							                        2

	          Consolidated Statements of Cash Flows for the three months
	               ended July 31, 1997 and 1996							                        3

	          Notes to Consolidated Financial Statements					                 4

	Item 2.   Management's Discussion and Analysis or Plan of Operation			    8



PART II.     OTHER INFORMATION

	Item 1.   Legal Proceedings							                                       	10

	Item 6.   Exhibits and Reports on Form 8-K				                          		10



SIGNATURES									                                                      		11


PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements

CONSOLIDATED BALANCE SHEET (Unaudited)
As of July 31, 1997

ASSETS

Current assets:
Cash			                                      				$    136,000
Accounts receivable, net					                       1,881,000
Inventories (Note 3)						                          2,978,000
Prepaid expenses and other current assets			          155,000
                                         								   5,150,000

Property, plant and equipment, net				              1,756,000

Deferred tax asset (Note 4)					                      228,000

Other assets							                                    35,000

                                          								$ 7,169,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
	Current maturities of long-term debt (Note 5)  		$ 1,119,000
Current maturity of note payable to former
officer (Note 6)	                                     148,000
Trade accounts payable	                      				   1,025,000
Accrued liabilities						                             536,000
                                         								   2,828,000

Long-term debt, less current maturities (Note 5)	   1,085,000

Note payable to former officer (Note 6)				           236,000

Commitments and contingency (Note 6)				              486,000

Stockholders' equity (Note 7): common stock,
at par value	                                       1,440,000
Capital in excess of par value					                 8,672,000
Accumulated deficit				                        		  (7,373,000)
							                                         	   2,739,000
Less treasury stock, at cost					                     205,000
                                         								   2,534,000

                                          								$ 7,169,000

   The accompanying notes are an integral part of these statements.




CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three Months Ended July 31,

                							      1997        1996
                           									   (Note 2)

Net sales	         					$  3,377,000	 $  4,067,000
Cost of goods sold					    2,451,000	    2,947,000

	Gross profit			    		       926,000	    1,120,000

Operating expenses:
Engineering			     			       207,000	       195,000
Selling, general and
    administrative 			       604,000	       728,000
			               				       811,000	       923,000

Earnings from operations     115,000	       197,000

Other income (expense):
	Interest expense					       (67,000)	        (70,000)
Other, net 						            (70,000)	        (11,000)
               							      (137,000)	        (81,000)

Earnings (loss) before
provision for income
taxes and cumulative
effect of change in
method
  of accounting			  		        (22,000)	       116,000

Provision for income
taxes (Note 4)			             -      	         40,000

Earnings (loss) before
cumulative effect of
change in
method of accounting          (22,000)	         76,000

Cumulative effect of
change in method of
accounting	                      -     	      (506,000)

Net earnings (loss)		  			$     (22,000)	 $    (430,000)


Earnings (loss) per
common and common
equivalent share:
 Earnings (loss) before
      cumulative effect	       $ (.01)	           $  .03
 Cumulative effect					           -  	              (.18)
							                        $ (.01)	           $ (.15)

Weighted average common
and common equivalent
	shares outstanding				  	    2,808,000	    2,810,000


    The accompanying notes are an integral part of these statements.









CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Three Months Ended July 31,

                                            							     1997     	     1996
									                                                           (Note 2)
Cash flows from operating activities:
Net earnings (loss)		                          	 		$   (22,000) 	$   (430,000)

Adjustments to reconcile net earnings to net cash
   provided by operations:
	Loss from estimated government penalty	               70,000	           -
Depreciation and amortization			                        85,000	        75,000
Deferred tax asset				                                  -     	        40,000
Increase (decrease) in cash flows from operations
	   resulting from changes in:
Accounts receivable			                                   239,000	   1,124,000
Inventories				                                       (184,000)	     (508,000)
Prepaid expenses and other assets	                     (64,000)	       (73,000)
Trade accounts payable			                               72,000	      151,000
Accrued liabilities				                                 64,000	       (23,000)
                                            						      282,000	      786,000

Net cash provided by operating activities	       	      260,000	      356,000

Cash flows from investing activities:
Capital expenditures		                       		       (26,000)	       (31,000)

Net cash used in investing activities		       	       (26,000)	       (31,000)

Cash flows from financing activities:
Borrowings against credit line		     	                   100,000	   2,929,000
Payments against credit line		                   	     (370,000)	  (3,104,000)
Principal payments on long-term debt		                (21,000)	       (18,000)
Payments on capital lease obligations		               (4,000)	         (3,000)
Proceeds from issuance of common stock		               1,000	          1,000

Net cash used in financing activities			              (294,000)	     (195,000)

Net increase (decrease) in cash	                			  $  (60,000)	 $    130,000
Cash at beginning of year				                           196,000	      149,000

Cash at end of July		                             			$   136,000	 $    279,000


Supplemental Disclosures of Cash Flow
Information
Cash paid during the period for:
Interest		                                       				$    55,000	  $  108,000
Income taxes		                                    			$      -     	$     -


     The accompanying notes are an integral part of these statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



Note 1 - Basis of Presentation

	The accompanying unaudited consolidated financial statements reflect the normal recurring adjustments which are, in the opinion of management, necessary to present fairly the company's financial position at July 31, 1997, and the results of operations for the three months ended July 31, 1997.
	The financial statements contained herein should be read in conjunction with the company's financial statements and related notes filed on Form 10-KSB for the year ended April 30, 1997.


Note 2 - Restatement for Change in Accounting Method

	The amounts shown on the accompanying consolidated statements of operations for the three months ended July 31, 1996, differ from those reported originally due to the retroactive application of the change in method of accounting which was adopted during the second quarter of the fiscal year ended
April 30, 1997. The effect of retroactive application of the new method is summarized in the following table:

                                        								      Three Months Ended
								                                                July 31, 1996
                                             								As Restated 	 As Reported

	Net sales			                                     			$  4,067,000	 $  3,917,000
	Gross profit						                                   1,120,000	     1,019,000
	Earnings before cumulative effect of change in
	     method of accounting				                         76,000	          10,000
	Cumulative effect of change in method of accounting   (506,000)	       -

	Net earnings (loss)			                            		$  (430,000)	 $  10,000

	Earnings (loss) per share:
	     Earnings (loss) before cumulative effect	      $ .03	            $ .00
	     Cumulative effect					                           (.18)	            -
                                 								            $(.15)	            $ .00

Note 3 - Inventories

	The components of inventories are summarized as follows:

 Raw materials, less allowance for obsolescence of $801,000	   $ 1,692,000
 Work in process							                                            869,000
 Finished goods							                                             417,000

                                                       								$ 2,978,000

Note 4 - Income Taxes

	The net deferred tax asset included in the accompanying consolidated balance sheet at July 31, 1997, includes the tax effects of temporary differences and carryforwards which are the source of the deferred asset, less a valuation allowance.
	The components of the net deferred tax asset are summarized as follows:

Net operating loss carryforwards				$ 1,954,000
Inventory valuation reserve					      245,000
Tax credit carryforwards					         406,000
Property, plant and equipment					      188,000
Other			                  					        60,000
								                              2,853,000
Less valuation allowance				     	   2,625,000

                            								$  228,000

	The tax credit and operating loss carryforwards expire in various amounts in the years 1997 through 2012.


Note 5 - Long-term Debt

	On September 2, 1997, the company renewed its revolving credit agreement with Phillipsburg National Bank & Trust Company
(PNBT). The credit agreement, which provides a $2,500,000 revolving credit line, expires August 31, 1998. Advances under the credit line are limited to the sum of 75% of eligible billed receivables and 50% of inventories, net of reserves. The revolving credit line is collateralized by trade accounts receivable, inventories, and a third lien mortgage on OPT's facility. Under the terms of the agreement, the outstanding balance of the revolving line bears interest at 1/2% over the bank's prime lending rate. As of July 31, 1997, the company had utilized $586,000 of the revolving credit line and the effective borrowing rate was 9%. The company is required to comply with certain covenants including restrictions on the payment of cash dividends.
	The company has a $500,000 note with NationsBank
(formerly Boatmen's Bank IV) dated November 29, 1994. The note is collateralized by the land and buildings in Grandview, Missouri, and the unimproved land in Kansas City, Missouri. Under the terms of the note, the company is required to comply with certain financial covenants. At April 30, 1997 and 1996, the company was in violation of an annual financial coverage ratio covenant contained in the note, and at October 31, 1996, January 31, 1997, April 30, 1997, and July 31, 1997, the company was in violation of a quarterly net worth covenant contained in the note. As of the filing of this Form 10-QSB, the bank has not waived compliance with the subject provisions as of July 31, 1997. One of the remedies available to the bank is to demand full payment of the outstanding balance, which is $457,000 at July 31, 1997. Since the note matures on November
29, 1997, the company does not expect the bank to make such a demand. While the company has the liquidity available to pay-off the note, management believes another source of financing will be in place on or before the maturity date of the note.


Note 6 - Contingency for Estimated Penalty

	On May 6, 1997, Torotel Products, Inc. was accepted into the Voluntary Disclosure Program of the United States Department of Defense, resulting from its failure to perform some required
"thermal shock" testing as frequently as required, and inaccurately certifying that all required testing had been performed. As a result of the company's investigation into the thermal shock deficiencies, which was first reported in November 1996, the company recorded an estimated charge of $416,000 against earnings in its fiscal fourth quarter ended April 30, 1997. Because the investigation has been ongoing, the company recently determined that there also were some deficiencies in performing some required electrical testing as frequently as required. As a result, the company recorded an additional estimated charge of $70,000 against earnings in its fiscal first quarter ended July 31, 1997. The aggregate amount of the estimated penalty is still subject to fluctuation as further evidence is investigated. The company continues to cooperate as the government conducts its investigation and continues to pursue the existence of other damages.
	At this time, the company is not certain when payment of the damage amount will be required; however, the company does not anticipate making any payments during the next twelve months. As a result, the entire $486,000 has been classified as a long-term liability in the accompanying consolidated balance sheet.
	The company believes that certain of its former officers may have been responsible for the misconduct related to the test failures, and continues to evaluate ways of recovering the damages. In the meantime, the company has suspended all payments under a note payable to a former officer.


Note 7 - Employee Stock Options

	Employee stock options are accounted for under APB
Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. The exercise price of each option equals the market price of the company's common stock on the date of grant. Accordingly, no compensation cost has been recognized. The company chose not to adopt Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation. The difference in the two methods of accounting for stock options is not deemed to have a material effect on the fair value of the options at the grant date.
	Stock option transactions under the 1994 Incentive Compensation Plan for the three months ended July 31, 1997 and 1996, are summarized as follows:

					                     1997                1996
		              			Weighted	           		Weighted
			              		 Shares  	 Average  	 Shares	  	 Average
				                Under   	 Exercise 	  Under 	   Exercise
             					  Option     Price   	  Option 	   Price

Outstanding at
 beginning of year	 150,000	    $1.00	       -         -
Granted				           -		        -    	       -        -
Exercised 				        -          -            -        -
Forfeited 				        -          -           -         -
Outstanding at
 end of July 		     150,000	    $1.00	       -         -

					                           1997                  1996
                    					Weighted		           	Weighted
			                    		 Shares  	 Average  	  Shares		  Average
				                   	  Under   	 Exercise  	  Under  	 Exercise
                   					  Option 	   Price   	  Option 	    Price

Options exercisable
 at end of July	            -          -           -          -

Weighted average fair
 value of options
 granted during the
 year		            	                   -            			        -

The following information applies to options outstanding at July 31, 1997:

Number outstanding						                      150,000
Range of exercise prices					                 $1.00
Weighted average exercise price				           $1.00
Weighted average remaining contractual life		 8.4 years


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION



	The discussion and analysis of the results of operations includes the operations of Torotel, Inc., and its subsidiaries, Torotel Products, Inc. and OPT Industries, Inc.


THREE MONTHS ENDED JULY 31, 1997 VERSUS THREE
MONTHS ENDED JULY 31, 1996

	Net sales decreased 17%.  The net sales of Torotel
Products decreased 10% from $1,761,000 to $1,576,000 due primarily to a lower shippable backlog position at the beginning of the quarter and the elimination of some lower-margin jobs for non-major customers. These decreases were offset partially by a $113,000 increase in sales of the potted coil assembly for the Hellfire II missile system. OPT's net sales decreased 22% from $2,306,000 to $1,801,000 due primarily to lower sales of immersion power supplies to a major customer.
	Gross profit as a percentage of net sales decreased slightly. The gross profit percentage of Torotel Products increased 4% due primarily to lower material costs and lower fixed production costs. The gross profit percentage of OPT decreased 4% due primarily to lower sales volume without a comparable decrease in fixed production costs.
	Engineering expenses increased 6%. The engineering expenses of Torotel Products increased 3% from $71,000 to $73,000 due primarily to education and training costs. The engineering expenses of OPT increased 8% from $124,000 to $134,000 due primarily to a $5,000 increase in depreciation, a $3,000 increase in travel costs, and a cost of $2,000 for recruiting expenses.
	Selling, general and administrative (SG&A) expenses decreased 17%. The SG&A expenses of Torotel, Inc. decreased
24% from $70,000 to $53,000 due primarily to a $9,000 decrease in professional fees, a $4,000 decrease in travel costs, and a $4,000 decrease in consulting charges. The SG&A expenses of Torotel Products decreased 20% from $376,000 to $299,000 due primarily to a $107,000 decrease in payroll costs due to a reduction in personnel, a $12,000 decrease in bank charges, a $5,000 decrease in sales commissions, and a $3,000 decrease in advertising costs. These decreases were offset partially by a $50,000 increase in professional fees. The SG&A expenses of OPT decreased 11% from $282,000 to $252,000 due primarily to a $9,000 decrease in payroll costs, a $7,000 decrease in bank charges, a $4,000 decrease in advertising costs, a $4,000 decrease in professional fees, a $4,000 decrease in computer maintenance costs, and a $2,000 decrease in office supplies.
	Interest expense decreased 4%. The interest expense of Torotel, Inc. decreased 9% from $11,000 to $10,000 due to a lower interest-bearing balance on the note payable to a former officer.
The interest expense of Torotel Products increased 38% from $21,000 to $29,000 due to a higher aggregate borrowing level. The interest expense of OPT decreased 26% from $38,000 to $28,000 due to a lower aggregate borrowing level.
	Sundry non-operating expense increased due to a $70,000 charge in the current fiscal quarter for an estimated penalty as discussed in Note 6 of Notes to Consolidated Financial Statements.
	For the reasons discussed above, consolidated pretax earnings decreased from a profit of $116,000


8
to a loss of $22,000. The pretax loss of Torotel, Inc. decreased from a loss of $81,000 to a loss of $63,000. The pretax earnings of Torotel Products increased from $38,000 to $49,000. The pretax earnings of OPT decreased from a profit of $159,000 to a loss of $8,000.
	Provision for income taxes decreased due to lower pretax earnings.


LIQUIDITY AND CAPITAL RESOURCES

	Historically, the company has relied on funds generated internally and bank borrowings to meet its normal operating requirements and to service bank indebtedness. As discussed in
Note 5 of Notes to Consolidated Financial Statements, the company has renewed its revolving credit line with Phillipsburg National Bank
& Trust Company through August 31, 1998.
	During the three months ended July 31, 1997, the company's operating activities generated $260,000 in cash flow. Corporate related matters used $67,000. The operations of Torotel Products provided $143,000 due primarily to pretax earnings plus non-cash charges. OPT's operations provided $184,000 due primarily to a lower level of receivables. Management's objective is to continue strengthening the company's liquidity position through improved operations and asset management.
	Investing activities used $26,000 in cash flow for capital expenditures for production and engineering equipment. For the balance of the fiscal year, the company anticipates additional investments of approximately $300,000 for capital expenditures.
	Financing activities used $294,000 in cash flow due primarily to reductions in the revolving credit line. At July 31, 1997, the company had used $586,000 of its revolving credit line and had $1,914,000 available for future cash requirements, based on the lender's borrowing base formula. As discussed in
Note 5 of Notes to Consolidated Financial Statements, the company is in violation of certain financial covenants under the terms of a note payable to NationsBank. As of the filing of this Form 10-QSB, the bank has not waived compliance with the subject provisions.
One of the remedies available to the bank is to demand full payment of the outstanding balance, which is $457,000 at July 31, 1997.
Since the note matures on November 29, 1997, the company does not expect the bank to make such a demand. While the company has the liquidity available to pay-off the note, management believes another source of financing will be in place on or before the maturity date of the note.
	The company believes that inflation will have only a minimal effect on future operations since such effects will be offset by sales price increases which are not expected to have a significant effect upon demand.


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

PART II.   OTHER INFORMATION



Item 1.   Legal Proceedings

	There are two legal proceedings involving the company. In the first matter, Torotel, Inc. and Torotel Products, Inc. have both been named as defendants in a lawsuit brought by Joseph Turner in the U.S. District Court for the Western District of Missouri. The case number is 96-0646-CV-W-5 and was filed on June 18, 1996.
Plaintiff alleges a racially motivated failure to hire. The company believes it has a meritorious defense and is vigorously defending the case. Plaintiff has moved to have the case certified as a class action. A hearing on the class certification motion was held on May 21, 1997, but there has been no ruling to date on that motion.
	In the second matter, on May 6, 1997, Torotel Products, Inc. was accepted into the Voluntary Disclosure Program by the Inspector General of the United States Department of Defense, resulting from its failure to perform some required testing as frequently as required, and inaccurately certifying that all required testing had been performed. As a result of the company's investigation into the testing deficiencies, the company has recorded an estimated charge of $486,000. This estimated penalty is still subject to fluctuation as further evidence is investigated. The company continues to cooperate as the government conducts its investigation, and continues to pursue the existence of other damages. The company believes that certain of its former officers may have been responsible for the misconduct related to the test failures, and is evaluating ways of recovering the damages. In the meantime, the company has suspended all payments under a note payable to a former officer.


Item 6.   Exhibits and Reports on Form 8-K

	a)	Exhibit 27 -- Financial Data Schedule (electronic filings only)

b)	Reports on Form 8-K --

There was one report filed on Form 8-K during the three months ended July 31, 1997, as required by
Item 5 of Form 8-K. The report, filed May 14, 1997, included information on the terminated stock sale to Brockson Technologies Group LLC.












SIGNATURES



	In accordance with the requirements of the Securities
Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Torotel, Inc.
(Registrant)




Date:   September 11, 1997  				/s/  H. James Serrone
                              							H. James Serrone
                              							Vice President of Finance and
                              							Chief Financial Officer



