Form 10QSB
period 1997-10-31
TOROTEL INC
filed 1997-12-15
CIK 98752

FORM 10-QSB



Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 1997

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

Yes    X     No


As of December 8, 1997, there were 2,808,785 shares of Common Stock, $.50 Par Value, outstanding.


TOROTEL, INC. AND SUBSIDIARIES



INDEX



PART I.      FINANCIAL INFORMATION

	Item 1.   Financial Statements

	          Consolidated Balance Sheet as of October 31, 1997				          1

	          Consolidated Statements of Operations for the six months
	               ended October 31, 1997 and 1996						                     2

	          Consolidated Statements of Operations for the three months
	               ended October 31, 1997 and 1996						                     3

	          Consolidated Statements of Cash Flows for the six months
	               ended October 31, 1997 and 1996						                     4

	          Notes to Consolidated Financial Statements					                5

	Item 2.   Management's Discussion and Analysis or Plan of Operation			   9



PART II.     OTHER INFORMATION

	Item 1.   Legal Proceedings					                                     			12

	Item 4.   Submission of Matters to a Vote of Security Holders	       			12

	Item 6.   Exhibits and Reports on Form 8-K				                        		12



SIGNATURES										                                                    	13



PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements

CONSOLIDATED BALANCE SHEET (Unaudited)
As of October 31, 1997


ASSETS

Current assets:
Cash			                                         			$    114,000
Accounts receivable, net				                          1,892,000
Inventories (Note 2)					                             3,013,000
Prepaid expenses and other current assets		             159,000
                                            							   5,178,000

Property, plant and equipment, net                 			1,722,000

Deferred tax asset (Note 3)				                         228,000

Other assets						                                       39,000

                                             							$ 7,167,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term revolving credit line (Note 4)	        	$    971,000
Current maturities of long-term debt (Note 5)	          529,000
Current maturity of note payable to
    former officer (Note 6)                                -
Trade accounts payable				                              846,000
Accrued liabilities (Note 6)			                  	      420,000
                                            							   2,766,000

Long-term debt, less current maturities (Note 5)		    1,065,000

Note and interest payable to former
    officer (Note 6)	                                   418,000

Commitments and contingencies (Notes 6 and 7)	          486,000

Stockholders' equity (Note 8):
Common stock, at par value			                         1,440,000
Capital in excess of par value			                     8,672,000
Accumulated deficit				                           	  (7,475,000)
							                                               2,637,000
Less treasury stock, at cost				                        205,000
							                                               2,432,000

                                             							$ 7,167,000

The accompanying notes are an integral part of these statements.






CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Six Months Ended October 31,

                                       						      1997     	      1996

Net sales                               					$  6,642,000   	$  7,835,000
Cost of goods sold	                      			    5,001,000	      5,699,000

	Gross profit			                           	    1,641,000	      2,136,000

Operating expenses:
Engineering					                                  396,000	        405,000
Selling, general and administrative 		          1,165,000	      1,716,000
                                      						    1,561,000	      2,121,000

	Earnings from operations		                        80,000	         15,000

Other income (expense):
	Interest expense	                      			      (133,000)	      (127,000)
Other, net 					                                  (71,000)	       (12,000)
                                     						      (204,000)	      (139,000)

Earnings (loss) before provision for
  income taxes and cumulative effect of
  change in method of accounting				             (124,000)	      (124,000)

Provision for income taxes (Note 3)		                -      	        -

Earnings (loss) before cumulative effect
  of change in method of accounting			           (124,000)	      (124,000)

Cumulative effect of change in method of
   accounting	                                       -           (506,000)

Net earnings (loss)	                      			$   (124,000)  	$   (630,000)


Earnings (loss) per common and common
  equivalent share:
    Earnings (loss) before cumulative
     effect	                                     $ (.04)	         $ (.04)
    Cumulative effect				                            -  	           (.18)
                                 						          $ (.04)	         $ (.22)

Weighted average common and common
  equivalent	shares outstanding			              2,809,000	       2,798,000


    The accompanying notes are an integral part of these statements.




CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three Months Ended October 31,

                                           						     1997     	     1996

Net sales	                                   				$ 3,265,000   	$ 3,768,000
Cost of goods sold		                          		   2,550,000	     2,751,000

	Gross profit		                              		      715,000	     1,017,000

Operating expenses:
Engineering		                               			      189,000	       210,000
Selling, general and administrative 		               561,000	       989,000
                                         						      750,000	     1,199,000

	Earnings (loss) from operations		                   (35,000)	     (182,000)

Other income (expense):
	Interest expense			                         	       (66,000)	      (57,000)
Other, net 					                                      (1,000)	       (1,000)
                                        						       (67,000)	      (58,000)

Earnings (loss) before provision for
 income taxes                                       (102,000)	     (240,000)

Provision (credit) for income taxes (Note 3)	            -     	    (40,000)

Net earnings (loss)	                         			$   (102,000)	  $   (200,000)


Earnings (loss) per common and common
 equivalent share                                    $ (.03)	       $ (.07)

Weighted average common and common
 equivalent	shares outstanding		              		   2,809,000	      2,806,000


     The accompanying notes are an integral part of these statements.




CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Six Months Ended October 31,

                                           							     1997     	     1996

Cash flows from operating activities:
Net earnings (loss)		                         			$   (124,000)	 $   (630,000)

Adjustments to reconcile net earnings to
   net cash provided by operations:
	 Loss from estimated government penalty	              70,000	          -
Depreciation and amortization			                      172,000	       152,000
Deferred tax asset				                                   -     	        -
Increase (decrease) in cash flows from
  operations resulting from changes in:
Accounts receivable			                                228,000	     1,227,000
Inventories		                                 		     (219,000)	     (590,000)
Prepaid expenses and other assets	                    (72,000)	      (98,000)
Trade accounts payable			                            (107,000)	      156,000
Accrued liabilities				                               (18,000)	      279,000
                                         						        54,000	     1,126,000

Net cash provided by (used in) operating
  activities	                                         (70,000)	      496,000

Cash flows from investing activities:
Capital expenditures			                       	       (79,000)	     (199,000)

Net cash used in investing activities			              (79,000)	     (199,000)

Cash flows from financing activities:
Borrowings against credit line		               	      785,000	     3,834,000
Payments against credit line			                      (670,000)	   (4,174,000)
Proceeds from issuance of long-term debt		               -     	     113,000
Principal payments on long-term debt		                (42,000)	      (44,000)
Payments on capital lease obligations		                (7,000)	       (7,000)
Proceeds from issuance of common stock		                 -      	     51,000
Acquisition of treasury stock				                       1,000	       (50,000)

Net cash provided by (used in) financing
 activities	                                           67,000	      (277,000)

Net increase (decrease) in cash	              			$    (82,000)	 $     20,000
Cash at beginning of year				                         196,000	       149,000

Cash at end of October		                      			$    114,000  	$    169,000


Supplemental Disclosures of Cash Flow
Information
 Cash paid during the period for:
  Interest			                                 			$    110,000  	$    164,000
Income taxes		                                			$       -     	$       -


     The accompanying notes are an integral part of these statements.





NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



Note 1 - Basis of Presentation

	The accompanying unaudited consolidated financial statements reflect the normal recurring adjustments which are, in the opinion of management, necessary to present fairly the company's financial position at October 31, 1997, and the results of operations for the three and six months ended October 31, 1997.
	The financial statements contained herein should be read in conjunction with the company's financial statements and related notes filed on Form 10-KSB for the year ended April 30, 1997.


Note 2 - Inventories

The components of inventories are summarized as follows:

Raw materials, less allowance for obsolescence of $739,000   	$ 1,808,000
Work in process			                                       			      778,000
Finished goods							                                             427,000

                                                      								$ 3,013,000

Note 3 - Income Taxes

	The net deferred tax asset included in the accompanying consolidated balance sheet at October 31, 1997, includes the tax effects of temporary differences and carryforwards which are the source of the deferred asset, less a valuation allowance.
	The components of the net deferred tax asset are summarized as follows:

Net operating loss carryforwards	  			$ 2,009,000
Inventory valuation reserve					          245,000
Tax credit carryforwards					             406,000
Property, plant and equipment					        188,000
Other								                              60,000
							                             	   2,908,000
Less valuation allowance		        			   2,680,000

                              								$   228,000

	The tax credit and operating loss carryforwards expire in various amounts in the years 1997 through 2012.




Note 4  Short-term Revolving Credit Line

	On September 2, 1997, the company renewed its revolving credit agreement with Phillipsburg National Bank & Trust Company (PNBT). The credit agreement, which provides a $2,500,000 revolving credit line, expires August 31, 1998. Advances under the credit line are limited to the sum of 75% of eligible billed receivables and 50% of inventories, net of reserves. The revolving credit line is collateralized by trade accounts receivable, inventories, and a third lien mortgage on OPT's facility. Under the terms of the agreement, the outstanding balance of the revolving line bears interest at 1/2% over the bank's prime lending rate. As of October 31, 1997, the company had utilized $971,000 of the revolving credit line and the effective borrowing rate was 9%. The company is required to comply with certain covenants including restrictions on the payment of cash dividends.


Note 5  Long-term Debt

	The company has a $500,000 note with NationsBank (formerly Boatmen's Bank IV) with a maturity date of November 29, 1997. As of October 31, 1997, the outstanding balance was $452,000. The note is collateralized by the land and buildings in Grandview, Missouri, and the unimproved land in Kansas City, Missouri. The company has arranged new financing through Phillipsburg National Bank & Trust with a loan closing scheduled on or about December 15, 1997.


Note 6 - Contingency for Estimated Penalty

	On May 6, 1997, Torotel Products, Inc. was accepted into the
Voluntary Disclosure Program of the United States Department of Defense, resulting from its failure to perform some required "thermal shock" testing as frequently as required, and inaccurately certifying that all required testing had been performed. As a result of the company's investigation into the thermal shock deficiencies, which was first reported in November 1996, the company recorded an estimated charge of $416,000 against earnings in its fiscal fourth quarter ended April 30, 1997. Because the investigation has been ongoing, the company recently determined that there also were some deficiencies in performing some required electrical testing as frequently as required. As a result, the company recorded an additional estimated charge of $70,000 against earnings in its fiscal first quarter ended July 31, 1997. The aggregate amount of the estimated penalty is still subject to fluctuation as further evidence is investigated. The company continues to cooperate as the government conducts its investigation and continues to pursue the existence of other damages.
	At this time, the company is not certain when payment of the damage amount will be required; however, the company does not anticipate making any payments during the next twelve months. As a result, the entire $486,000 has been classified as a long-term liability in the accompanying consolidated balance sheet.
	The company believes that certain of its former officers may have been responsible for the misconduct related to the test failures, and continues to evaluate ways of recovering the damages. In the meantime, the company has suspended all principal and interest payments due under a note payable to a former officer, and does not anticipate making any additional payments during the next twelve months. As a result, as of October 31, 1997, the aggregate amount due on the note of $418,000, which consists of the outstanding principal of $384,000 plus the accrued interest of $34,000, has been classified as a long-term liability in the accompanying consolidated balance sheet.
	The legal fees associated with the DOD investigation have amounted to $35,000 during the current fiscal year, and $242,000 in aggregate since the investigation started last year.


Note 7  Other Litigation

	Torotel, Inc. and Torotel Products, Inc. have both been named as defendants in a lawsuit brought by Joseph Turner in the U.S. District Court for the Western District of Missouri. The case number is 96-0646-CV-W-5 and was filed on June 18, 1996. Plaintiff alleges a racially motivated failure to hire and that Torotel Products, Inc. has discriminated against minorities in its hiring practices. Plaintiff's motion to have the case certified as a class action was approved by the court on September 30, 1997, with the court entering an Order Concerning Class Certification. The court certified the case as a class action regarding the liability phase and deferred certification of a damage phase. The case has a trial setting on May 11, 1998. The company believes it has a meritorious defense and continues to vigorously defend the case.
	The legal fees associated with this lawsuit have amounted to $20,000 during the current fiscal year, and $54,000 in aggregate since the lawsuit was filed.


Note 8 - Employee Stock Options

	Employee stock options are accounted for under APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. The exercise price of each option equals the market price of the company's common stock on the date of grant. Accordingly, no compensation cost has been recognized. The company chose not to adopt Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation. The difference in the two methods of accounting for stock options is not deemed to have a material effect on the fair value of the options at the grant date.
	Stock option transactions under the 1994 Incentive Compensation
Plan for the six months ended October 31, 1997 and 1996, are summarized as follows:

                     					              1997                    1996
                             					Weighted		            	Weighted
                            					 Shares   	 Average   	 Shares	  	 Average
	                           				  Under   	 Exercise  	  Under 	   Exercise
                           					  Option 	    Price   	  Option 	    Price

Outstanding at beginning of year	 150,000	    $1.00	       -     	      -
Granted			                   	       -		        -    	     -            -
Exercised 	                			       -          -          -            -
Forfeited 				                       -          -          -            -
Outstanding at end of October 		  150,000	    $1.00        -     	      -

                             					              1997               1996
                                    					Weighted	        		Weighted
                                    					 Shares 	 Average   Shares		 Average
                                   					  Under  	 Exercise  Under  	 Exercise
                                   					  Option    Price 	  Option    Price

Options exercisable at end of October	       -        -         -        -

Weighted average fair value of
     options granted during the year			               -       		 	       -


The following information applies to options outstanding at October 31, 1997:

Number outstanding						                       150,000
Range of exercise prices					                    $1.00
Weighted average exercise price				               $1.00
Weighted average remaining contractual life			 8.1 years


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION



	The discussion and analysis of the results of operations includes the operations of Torotel, Inc., and its subsidiaries, Torotel Products, Inc. and OPT Industries, Inc.


SIX MONTHS ENDED OCTOBER 31, 1997 VERSUS SIX MONTHS
ENDED OCTOBER 31, 1996

	Net sales decreased 15%. The net sales of Torotel Products decreased 8% from $3,299,000 to $3,036,000 due primarily to a lower shippable backlog position at the beginning of the fiscal year and the elimination of some lower-margin jobs for non-major customers. These decreases were offset partially by a $212,000 increase in sales of the potted coil assembly for the Hellfire II missile system. OPT's net sales decreased 20% from $4,536,000 to $3,606,000 due primarily to lower sales of immersion power supplies to a major customer. No new orders are expected from this major customer which will have a significant adverse impact on sales in the third fiscal quarter ending January 31, 1998. Orders for OPT's new power supply products are expected to improve the sales outlook in the fourth fiscal quarter ending April 30, 1998.
	Gross profit as a percentage of net sales decreased nearly 3%. The gross profit percentage of Torotel Products decreased slightly due primarily to operating inefficiencies resulting from labor shortages and the conversion from a manual to a computerized work-order system. The gross profit percentage of OPT decreased 4% due primarily to lower sales volume without a comparable decrease in fixed production costs.
	Engineering expenses decreased 2%. The engineering expenses of Torotel Products decreased 7% from $151,000 to $141,000 due primarily to a reduction in clerical personnel. The engineering expenses of OPT increased slightly from $254,000 to $255,000.
	Selling, general and administrative (SG&A) expenses decreased
32%. The SG&A expenses of Torotel, Inc. decreased 37% from $186,000 to $117,000 due primarily to a $36,000 decrease in compensation costs arising from a bonus award in fiscal 1996; a $16,000 decrease in professional fees;
a $12,000 decrease in travel costs; and a $5,000 decrease in consulting costs. The SG&A expenses of Torotel Products decreased 43% from $980,000 to $556,000 due primarily to a $257,000 restructuring charge incurred in fiscal 1996; a $131,000 decrease in payroll costs due to a reduction in personnel; a $12,000 decrease in bank charges; an $11,000 decrease in disposal costs for hazardous materials; an $8,000 decrease in sales commissions; and a $5,000 decrease in advertising costs. The SG&A expenses of OPT decreased 11% from $550,000 to $492,000 due primarily to an $18,000 decrease in payroll costs; a $13,000 decrease in professional fees; a $9,000 decrease in computer maintenance costs; a $7,000 decrease in bank charges; a $7,000 decrease in advertising costs; and a $4,000 decrease in office supplies.
	Interest expense increased 5%. The interest expense of Torotel, Inc. remained unchanged at $21,000. The interest expense of Torotel
Products increased nearly 40% from $43,000 to $60,000 due to a higher aggregate borrowing level. The interest expense of OPT decreased 17% from $63,000 to $52,000 due to a lower aggregate borrowing level.
	Sundry non-operating expense increased due to a $70,000 charge in the current fiscal year for an estimated penalty as discussed in Note 6 of Notes to Consolidated Financial Statements.
	For the reasons discussed above, consolidated pretax loss remained unchanged at $124,000. The pretax loss of Torotel, Inc. decreased from $207,000 to $138,000. The pretax earnings of Torotel Products increased from a loss of $243,000 to a profit of $10,000. The pretax earnings of OPT decreased from $326,000 to $4,000.



THREE MONTHS ENDED OCTOBER 31, 1997 VERSUS THREE MONTHS
ENDED OCTOBER 31, 1996

	Net sales decreased 13%. The net sales of Torotel Products decreased 5% from $1,538,000 to $1,460,000 due primarily to labor shortages that delayed scheduled shipments. OPT's net sales decreased
19% from $2,230,000 to $1,805,000 due primarily to lower sales of immersion power supplies to a major customer. No new orders are expected from this major customer which will have a significant adverse impact on sales in the third fiscal quarter ending January 31, 1998. Orders for OPT's new power supply products are expected to improve the sales outlook in the fourth fiscal quarter ending April 30, 1998.
	Gross profit as a percentage of net sales decreased 5%. The gross profit percentage of Torotel Products decreased 6% due primarily to operating inefficiencies resulting from labor shortages and the conversion from a manual to a computerized work-order system. The gross profit percentage of OPT decreased 4% due primarily to lower sales volume without a comparable decrease in fixed production costs.
	Engineering expenses decreased 10%. The engineering expenses of Torotel Products decreased 15% from $80,000 to $68,000 due primarily to a reduction in clerical personnel. The engineering expenses of OPT decreased 7% from $130,000 to $121,000 due primarily to lower payroll costs.
	Selling, general and administrative (SG&A) expenses decreased
43%. The SG&A expenses of Torotel, Inc. decreased 44% from $115,000 to $64,000 due primarily to a $36,000 decrease in compensation costs arising from a bonus award in fiscal 1996; an $8,000 decrease in professional fees; and a $7,000 decrease in travel costs. The SG&A expenses of Torotel Products decreased nearly 58% from $605,000 to $257,000 due primarily to a $257,000 restructuring charge incurred in fiscal 1996; a $46,000 decrease in professional fees; a $24,000 decrease in payroll costs due to a reduction in personnel; an $11,000 decrease in disposal costs for hazardous materials; and a $10,000 decrease in education costs. The SG&A expenses of OPT decreased 11% from $269,000 to $240,000 due primarily to a $9,000 decrease in payroll costs, a $9,000 decrease in professional fees, a $5,000 decrease in computer maintenance costs, a $4,000 decrease in advertising costs, and a $2,000 decrease in office supplies.
	Interest expense increased 16%. The interest expense of Torotel, Inc. remained unchanged at $11,000. The interest expense of Torotel Products increased 48% from $21,000 to $31,000 due to a higher aggregate borrowing level. The interest expense of OPT decreased slightly from $25,000 to $24,000.
	For the reasons discussed above, the consolidated pretax loss decreased from $240,000 to $102,000. The pretax loss of Torotel, Inc. decreased from $126,000 to $75,000. The pretax loss of Torotel Products decreased from $281,000 to $39,000. The pretax earnings of OPT decreased from $167,000 to $12,000.



LIQUIDITY AND CAPITAL RESOURCES

	Historically, the company has relied on funds generated internally and bank borrowings to meet its normal operating requirements and to service bank indebtedness. As discussed in Note 4 of Notes to Consolidated Financial Statements, the company has renewed its revolving credit line with Phillipsburg National Bank & Trust Company through August 31, 1998.
	During the six months ended October 31, 1997, the company's operating activities used $70,000 in cash flow. Corporate related matters used $143,000. The operations of Torotel Products used $158,000 due primarily to higher levels of receivables and inventories. OPT's operations provided $231,000 due primarily to a lower level of receivables.
Management's objective is to strengthen the company's liquidity position through improved operations and asset management.
	Investing activities used $79,000 in cash flow for capital expenditures for production and engineering equipment. For the balance of the fiscal year, the company anticipates additional investments of approximately $75,000 for capital expenditures.
	Financing activities provided $67,000 in cash flow due primarily to increases in the revolving credit line. At October 31, 1997, the company had used $971,000 of its revolving credit line and had $1,529,000 available for future cash requirements, based on the lender's borrowing base formula. As discussed in
Note 5 of Notes to Consolidated Financial Statements, the company has arranged new financing through Phillipsburg National Bank & Trust to payoff the mortgage loan with NationsBank, which has an outstanding balance of $452,000 at October 31, 1997.
	The company believes that inflation will have only a minimal effect on future operations since such effects will be offset by sales price increases which are not expected to have a significant effect upon demand.


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




PART II.   OTHER INFORMATION


Item 1.   Legal Proceedings

	There are two legal proceedings involving the company. In the first matter, Torotel, Inc. and Torotel Products, Inc. have both been named as defendants in a lawsuit brought by Joseph Turner in the U.S. District Court for the Western District of Missouri. The case number is 96-0646-CV-W-5 and was filed on June 18, 1996. Plaintiff alleges a racially motivated failure to hire and that Torotel Products, Inc. has discriminated against minorities in its hiring practices. Plaintiff's motion to have the case certified as a class action was approved by the court on September 30, 1997, with the court entering an Order Concerning Class Certification. The court certified the case as a class action regarding the liability phase and deferred certification of a damage phase. The case has a trial setting on May 11, 1998. The company believes it has a meritorious defense and continues to vigorously defend the case.
	In the second matter, on May 6, 1997, Torotel Products, Inc. was accepted into the Voluntary Disclosure Program by the Inspector General of the United States Department of Defense, resulting from its failure to perform some required testing as frequently as required, and inaccurately certifying that all required testing had been performed. As a result of the company's investigation into the testing deficiencies, the company has recorded an estimated charge of $486,000. This estimated penalty is still subject to fluctuation as further evidence is investigated. The company continues to cooperate as the government conducts its investigation, and continues to pursue the existence of other damages. The company believes that certain of its former officers may have been responsible for the misconduct related to the test failures, and is evaluating ways of recovering the damages. In the meantime, the company has suspended all payments under a note payable to a former officer.

Item 4.   Submission of Matters to a Vote of Security Holders

The Annual Stockholders' Meeting was held in Kansas City,
Missouri, on September 15, 1997, to elect a Board of Directors. At the meeting, there were 1,679,603 shares voting in the election, with nominees needing 839,803 shares to be elected. Shareholders elected the following individuals to a one-year term on the Board of Directors, with the number of shares voting "FOR" each nominee indicated.

Dale H. Sizemore, Jr.      		1,634,372
Ronald L. Benjamin         		1,623,608
Christian T. Hughes        		1,638,051
Dr. Thomas L. Lyon, Jr.	    	1,636,492
Richard A. Sizemore	        	1,634,372

Item 6.   Exhibits and Reports on Form 8-K

a)	Exhibit 27 -- Financial Data Schedule (electronic filings only)
b) Reports on Form 8-K -- There were no reports filed on Form 8-K during the three months ended October 31, 1997.



SIGNATURES



	In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Torotel, Inc.
(Registrant)




Date:   December 12, 1997  				/s/  H. James Serrone
                             							H. James Serrone
                             							Vice President of Finance and
                             							Chief Financial Officer