Form 10QSB
period 1998-01-31
TOROTEL INC
filed 1998-03-17
CIK 98752

FORM 10-QSB



Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 1998

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

Yes    X     No


As of March 12, 1998, there were 2,809,364 shares of Common Stock, $.50 Par Value, outstanding.


TOROTEL, INC. AND SUBSIDIARIES



INDEX



PART I.      FINANCIAL INFORMATION

	Item 1.   Financial Statements

	          Consolidated Balance Sheet as of January 31, 1998		        		  1

	          Consolidated Statements of Operations for the nine months
	               ended January 31, 1998 and 1997						                     2

	          Consolidated Statements of Operations for the three months
	               ended January 31, 1998 and 1997						                     3

	          Consolidated Statements of Cash Flows for the nine months
	               ended January 31, 1998 and 1997					                   	  4

	          Notes to Consolidated Financial Statements					                5

	Item 2.   Management's Discussion and Analysis or Plan of Operation			   9



PART II.     OTHER INFORMATION

	Item 1.   Legal Proceedings							                                     	13

	Item 4.   Submission of Matters to a Vote of Security Holders	       			13

	Item 6.   Exhibits and Reports on Form 8-K			                        			13



SIGNATURES							                                                    				14


PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements

CONSOLIDATED BALANCE SHEET (Unaudited)
As of January 31, 1998


ASSETS

Current assets:
Cash		                                              					$    191,000
Accounts receivable, net				                            	   1,322,000
Inventories (Note 2)					                               	   3,065,000
Prepaid expenses and other current assets		            	      168,000
                                                 								   4,746,000

Property, plant and equipment, net				                      1,702,000

Deferred tax asset (Note 3)					                              228,000

Other assets							                                            28,000

                                                  								$ 6,704,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
	Short-term revolving credit line (Note 4)	             		$ 1,121,000
Current maturities of long-term debt (Note 5)		               105,000
Current maturity of note payable to former
       officer (Note 6)	                                         -
Trade accounts payable				                             	      642,000
Accrued liabilities (Note 6)		                       			      371,000
                                                 								   2,239,000

Long-term debt, less current maturities (Note 5)			         1,511,000

Note and interest payable to former officer (Note 6)		        428,000

Commitments and contingencies (Notes 6 and 7)		               486,000

Stockholders' equity (Note 8):
Common stock, at par value				                              1,440,000
Capital in excess of par value				                          8,672,000
Accumulated deficit	                                					  (7,867,000)
								                                                    2,245,000
Less treasury stock, at cost				                       	      205,000
                                                 								   2,040,000

                                                  								$ 6,704,000

The accompanying notes are an integral part of these statements.





CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Nine Months Ended January 31,

                                        							      1998     	      1997

Net sales	                                 					$  9,119,000   	$11,341,000
Cost of goods sold		                        			    7,006,000	     8,296,000

	Gross profit		                             			    2,113,000	     3,045,000

Operating expenses:
Engineering				                             		       581,000	       570,000
Selling, general and administrative 			            1,773,000	     2,313,000
                                        							    2,354,000	     2,883,000

	Earnings (loss) from operations			                 (241,000)	      162,000

Other income (expense):
	Interest expense				                        	      (204,000)	     (191,000)
Other, net 						                                    (71,000)	      (14,000)
                                       							      (275,000)	     (205,000)

Earnings (loss) before provision for income
 taxes and cumulative effect of change in
 method of accounting                    					      (516,000)	      (43,000)

Provision for income taxes (Note 3)			                  -               -

Earnings (loss) before cumulative effect of
 change in method of accounting           				      (516,000)       (43,000)

Cumulative effect of change in method of
 accounting	                                            -          (506,000)

Net earnings (loss)	                        				$   (516,000)  	$  (549,000)


Earnings (loss) per common and common
equivalent share:
    Earnings (loss) before cumulative effect		       $ (.18)	       $ (.02)
    Cumulative effect					                              -  	          (.18)
                                    							          $ (.18)	       $ (.20)

Weighted average common and common equivalent
	shares outstanding		                       			    2,809,000	      2,801,000


The accompanying notes are an integral part of these statements.



CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three Months Ended January 31,

                                         							     1998     	     1997

Net sales                                 						$ 2,477,000    	$ 3,506,000
Cost of goods sold		                        			   2,005,000	      2,597,000

	Gross profit					                                  472,000	        909,000

Operating expenses:
Engineering	                             					      185,000	        165,000
Selling, general and administrative 			             608,000	        597,000
                                       							      793,000	        762,000

	Earnings (loss) from operations			                (321,000)	       147,000

Other income (expense):
	Interest expense			                       		       (71,000)	       (64,000)
Other, net 						                                      -     	       (2,000)
                                      							       (71,000)	       (66,000)

	Earnings (loss) before provision for
     income taxes                                  (392,000)	        81,000

Provision (credit) for income taxes (Note 3)		         -     	         -

Net earnings (loss)			                       		$   (392,000)   	$     81,000


Earnings (loss) per common and common
   equivalent share                               $ (.14)	          $  .03

Weighted average common and common
equivalent	shares outstanding		              			   2,809,000	      2,820,000


The accompanying notes are an integral part of these statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Nine Months Ended January 31,

                                         							     1998     	     1997

Cash flows from operating activities:
Net earnings (loss)			                       		$   (516,000)  	$   (549,000)

Adjustments to reconcile net earnings
   to net cash provided by operations:
	Loss from estimated government penalty	             70,000	           -
Depreciation and amortization			                    263,000	        245,000
Deferred tax asset				                                 -     	         -
Increase (decrease) in cash flows from
    operations resulting from changes in:
Accounts receivable			                              798,000	      1,334,000
Inventories		                               		     (271,000)	      (469,000)
Prepaid expenses and other assets	                  (70,000)	       (84,000)
Trade accounts payable			                          (311,000)	        22,000
Accrued liabilities				                             (89,000)	       (23,000)
                                        						      390,000	      1,025,000

Net cash provided by (used in) operating
    activities	                                    (126,000)	       476,000

Cash flows from investing activities:
Capital expenditures		                      		     (105,000)	      (249,000)

Net cash used in investing activities		      	     (105,000)	      (249,000)

Cash flows from financing activities:
Borrowings against credit line			                 1,155,000	      4,394,000
Payments against credit line			                    (890,000)	    (4,574,000)
Proceeds from issuance of long-term debt		          451,000	        113,000
Principal payments on long-term debt		             (507,000)	       (87,000)
Payments on capital lease obligations		             (16,000)	        (9,000)
Note and interest payable to former officer		        32,000	            -
Proceeds from issuance of common stock		               -      	      51,000
Acquisition of treasury stock		           		          1,000	        (50,000)

Net cash provided by (used in) financing
    activities	                                     226,000	       (162,000)

Net increase (decrease) in cash		            		$     (5,000)	   $    65,000
Cash at beginning of year				                       196,000	        149,000

Cash at end of January		                    			$    191,000   	 $   214,000


Supplemental Disclosures of Cash Flow
     Information
Cash paid during the period for:
Interest	                                   			$    172,000    	$    225,000
Income taxes		                              			$       -       	$       -


The accompanying notes are an integral part of these statements.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



Note 1 - Basis of Presentation

	The accompanying unaudited consolidated financial statements reflect the normal recurring adjustments which are, in the opinion of management, necessary to present fairly the company's financial position at January 31, 1998, and the results of operations for the three and nine months ended January 31, 1998.
	The financial statements contained herein should be read in conjunction with the company's financial statements and related notes filed on Form 10-KSB for the year ended April 30, 1997.


Note 2 - Inventories

 The components of inventories are summarized as follows:

 Raw materials, less allowance for obsolescence of $739,000	     $ 1,678,000
 Work in process							                                              963,000
 Finished goods	                                         						      424,000

                                                        									$ 3,065,000

Note 3 - Income Taxes

	The net deferred tax asset included in the accompanying consolidated balance sheet at January 31, 1998, includes the tax effects of temporary differences and carryforwards which are the source of the deferred asset, less a valuation allowance.
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

                           								$    228,000

	The tax credit and operating loss carryforwards expire in various amounts in the years 1998 through 2012.


Note 4 - Short-term Revolving Credit Line

	On September 2, 1997, the company renewed its revolving credit agreement with Phillipsburg National Bank & Trust Company
(PNBT). The credit agreement, which provides a $2,500,000 revolving credit line, expires August 31, 1998. Advances under the credit line are limited to the sum of 75% of eligible billed receivables and 50% of inventories, net of reserves. The revolving credit line is collateralized by trade accounts receivable, inventories, and a third lien mortgage on OPT's facility. Under the terms of the agreement, the outstanding balance of the revolving line bears interest at 1/2% over the bank's prime lending rate. As of January 31, 1998, the company had utilized $1,121,000 of the revolving credit line and the effective borrowing rate was 9%. The company is required to comply with certain covenants including restrictions on the payment of cash dividends.


Note 5 - Long-term Debt

	On December 23, 1997, Torotel Products, Inc. executed a $451,000 promissory note with PNBT. Under the terms of the note, the outstanding balance bears interest at a fixed rate of 9-1/4% per annum through March 18, 2001, thereafter the rate will be adjusted annually and will fluctuate at 1/2% over the bank's base lending rate. The note requires monthly principal and interest payments of $4,678. The note, which is guaranteed by Torotel, Inc. and OPT Industries, Inc., has a maturity date of December 23, 2012, and is collateralized by a first mortgage on the land and buildings in Grandview, Missouri, and the unimproved land in Kansas City, Missouri. As of January 31, 1998, the outstanding balance on the note was $450,000.


Note 6 - Contingency for Estimated Penalty

	On May 6, 1997, Torotel Products, Inc. was accepted into the Voluntary Disclosure Program of the United States Department of Defense, resulting from its failure to perform some required "thermal shock" testing as frequently as required, and inaccurately certifying that all required testing had been performed. As a result of the company's investigation into the thermal shock deficiencies, which was first reported in November 1996, the company recorded an estimated charge of $416,000 against earnings in its fiscal fourth quarter ended April 30, 1997. Because the investigation was ongoing, the company subsequently determined that there also were some deficiencies in performing some required electrical testing as frequently as required. As a result, the company recorded an additional estimated charge of $70,000 against earnings in its fiscal first quarter ended July 31, 1997. The company does not anticipate incurring any additional major charges related to the investigation; however, the aggregate amount of the estimated penalty is still subject to fluctuation as further evidence is investigated.
	At this time, the company is not certain when payment of the damage amount will be required; however, the company does not anticipate making any payments during the next twelve months. As a result, the entire $486,000 has been classified as a long-term liability in the accompanying consolidated balance sheet.
	The company believes that certain of its former officers may have been responsible for the misconduct related to the test failures, and continues to evaluate ways of recovering the damages. In the meantime, the company has suspended all principal and interest payments due under a note payable to a former officer, and does not anticipate making any further payments during the next twelve months. As a result, as of January 31, 1998, the aggregate amount due of $428,000, which consists of the outstanding principal of $384,000 plus the accrued interest of $44,000, has been classified as a long-term liability in the accompanying consolidated balance sheet.
	The legal fees associated with the DOD investigation have amounted to $58,000 during the current fiscal year, and $265,000 in aggregate since the investigation started last year.

Note 7 - Other Litigation

	Torotel, Inc. and Torotel Products, Inc. have both been named as defendants in a lawsuit brought by Joseph Turner in the U.S. District Court for the Western District of Missouri. The case number is 96-0646-CV-W-5 and was filed on June 18, 1996.
Plaintiff alleges a racially motivated failure to hire and that Torotel Products, Inc. has discriminated against minorities in its hiring practices. Plaintiff's motion to have the case certified as a class action was approved by the court on September 30, 1997, with the court entering an Order Concerning Class Certification. The court certified the case as a class action regarding the liability phase and deferred certification of a damage phase. The case has a trial setting on May 4, 1998. The company believes it has a meritorious defense and continues to vigorously defend the case.
	The legal fees associated with this lawsuit have amounted to $44,000 during the current fiscal year, and $78,000 in aggregate since the lawsuit was filed.

Note 8 - Employee Stock Options

	Employee stock options are accounted for under APB
Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. The exercise price of each option equals the market price of the company's common stock on the date of grant. Accordingly, no compensation cost has been recognized. The company chose not to adopt Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation. The difference in the two methods of accounting for stock options is not deemed to have a material effect on the fair value of the options at the grant date.
Stock option transactions under the 1994 Incentive
Compensation Plan for the nine months ended January 31, 1998 and 1997, are summarized as follows:

                    					                1998                  1997
	                            			 	Weighted	           		Weighted
				                            	 Shares   	 Average  	 Shares		   Average
			                           		  Under   	 Exercise  	  Under 	   Exercise
				                           	  Option 	    Price   	  Option 	   Price
Outstanding at beginning of year	 150,000	    $1.00	       -          -
Granted				                          -		        -     	 150,000	    $1.00
Exercised 				                       -          -          -          -
Forfeited 				                       -          -          -          -
Outstanding at end of January  		 150,000	    $1.00   	 150,000	    $1.00

                           					              1998               1997
                                   					Weighted	        		Weighted
                                   					 Shares 	 Average 	 Shares 	 Average
                                   				  Under 	 Exercise	  Under 	 Exercise
                                  					  Option    Price    Option 	  Price

Options exercisable at end of January	     -         -        -         -

Weighted average fair value of
     options granted during the year	                -       			        -

The following information applies to options outstanding at January 31, 1998:

Number outstanding				                    		   150,000
Range of exercise prices					                  $1.00
Weighted average exercise price				              $1.00
Weighted average remaining contractual life			 7.85 years



Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION



	The discussion and analysis of the results of operations includes the operations of Torotel, Inc., and its subsidiaries, Torotel Products, Inc. and OPT Industries, Inc.


NINE MONTHS ENDED JANUARY 31, 1998 VERSUS NINE
MONTHS ENDED JANUARY 31, 1997

	Net sales decreased nearly 20%. The net sales of Torotel Products decreased 7% from $4,693,000 to $4,356,000 due primarily to the elimination of some low-margin jobs for non-major customers, and production inefficiencies, which contributed to delays in the shipment of certain orders. These decreases were offset partially by a $299,000 increase in sales of the potted coil assembly for the Hellfire II missile system. OPT's net sales decreased 28% from $6,648,000 to $4,763,000 due primarily to lower sales of power supplies to a major customer. No new orders are expected from this customer for several months, which will have a significant adverse impact on sales in the next few quarters. Additionally, due to changing prototype requirements and development delays, orders for new power supply products are not expected to materialize for another few months. As a result, OPT does not expect any significant increases in sales in the fourth fiscal quarter ending April 30, 1998; however, higher sales are anticipated in fiscal year 1999.
	Gross profit as a percentage of net sales decreased nearly
4%. The gross profit percentage of Torotel Products decreased nearly 4% due primarily to labor inefficiencies resulting from certain design problems and the conversion to a computerized
Information/MRP System. The gross profit percentage of OPT decreased 4% due primarily to lower sales volume without a comparable decrease in fixed production costs. This percentage decrease in the gross profit was offset partially by lower material and labor costs attributable to a change in the mix of product shipments.
	Engineering expenses increased 2%. The engineering expenses of Torotel Products decreased 4% from $216,000 to $207,000 due primarily to a reduction in clerical personnel. The engineering expenses of OPT increased nearly 6% from $354,000 to $374,000 due to a $9,000 increase in depreciation; a $6,000 increase in operating supplies; and a $5,000 increase in travel costs.
	Selling, general and administrative (SG&A) expenses decreased 23%. The SG&A expenses of Torotel, Inc. decreased
29% from $252,000 to $178,000 due primarily to a $36,000
decrease in compensation costs arising from a bonus awarded in fiscal 1997; a $19,000 decrease in travel costs; a $13,000 decrease in professional fees; and a $6,000 decrease in consulting costs. The SG&A expenses of Torotel Products decreased 32% from $1,277,000 to $865,000 due primarily to a $251,000 restructuring charge incurred in fiscal 1997; a $75,000 decrease in payroll costs due to a reduction in personnel; a $50,000 decrease in professional fees; an $18,000 decrease in sales commissions; an $11,000 decrease in disposal costs for hazardous materials; and a $7,000 decrease in advertising costs. The SG&A expenses of OPT decreased 7% from $784,000 to $730,000 due primarily to an $18,000 decrease in professional fees; a $14,000 decrease in office supplies; a $10,000 decrease in sales commissions; a $10,000 decrease in computer maintenance costs; and a $7,000 decrease in bank charges. These decreases were offset partially by a $5,000 increase in consulting costs.
	Interest expense increased 7%. The interest expense of Torotel, Inc. remained unchanged at $31,000. The interest expense of Torotel Products increased nearly 43% from $68,000 to $97,000 due to a higher aggregate borrowing level. The interest expense of OPT decreased 17% from $92,000 to $76,000 due to a lower aggregate borrowing level.
	Sundry non-operating expense increased due primarily to a $70,000 charge in the current fiscal year for an estimated penalty as discussed in Note 6 of Notes to Consolidated Financial Statements.
	For the reasons discussed above, the consolidated pretax loss increased from $43,000 to $516,000. The pretax loss of Torotel, Inc. decreased from $284,000 to $209,000. The pretax loss of Torotel Products decreased from $185,000 to $121,000. The pretax earnings of OPT decreased from a profit of $426,000 to a loss of $186,000.


THREE MONTHS ENDED JANUARY 31, 1998 VERSUS THREE
MONTHS ENDED JANUARY 31, 1997

	Net sales decreased 29%.  The net sales of Torotel
Products decreased 5% from $1,394,000 to $1,322,000 due primarily to production inefficiencies, which contributed to delays in the shipment of certain orders. OPT's net sales decreased 45% from $2,112,000 to $1,155,000 due primarily to lower sales of power supplies to a major customer. No new orders are expected from this customer for several months, which will have a significant adverse impact on sales in the next few quarters. Additionally, due to changing prototype requirements and development delays, orders for new power supply products are not expected to materialize for another few months. As a result, OPT does not expect any significant increases in sales in the fourth fiscal quarter ending April 30, 1998; however, higher sales are anticipated in fiscal year 1999.
	Gross profit as a percentage of net sales decreased 7%.
The gross profit percentage of Torotel Products decreased 11% due primarily to labor inefficiencies resulting from certain design problems and the conversion to a computerized Information/MRP
System. The gross profit percentage of OPT decreased 5% due primarily to lower sales volume without a comparable decrease in fixed production costs. This percentage decrease in the gross profit was offset partially by lower material and labor costs attributable to a change in the mix of product shipments.
	Engineering expenses increased 12%. The engineering expenses of Torotel Products increased slightly from $65,000 to $66,000. The engineering expenses of OPT increased 19% from $100,000 to $119,000 due primarily to higher costs associated with the development of the new power supply products.
	Selling, general and administrative (SG&A) expenses increased 2%. The SG&A expenses of Torotel, Inc. decreased 9% from $67,000 to $61,000 due primarily to a $6,000 decrease in travel costs. The SG&A expenses of Torotel Products increased 4% from $296,000 to $309,000 due primarily to a $17,000 increase in payroll costs and a $5,000 increase in consulting costs. These increases were offset partially by a $9,000 decrease in sales commissions. The SG&A expenses of OPT increased 2% from $234,000 to $238,000 due primarily to a $19,000 increase in payroll costs; an $11,000 increase in advertising costs; and a $5,000 increase in consulting costs. These increases were offset partially by a $14,000 decrease in sales commissions; a $10,000 decrease in office supplies; and a $7,000 decrease in professional fees.
	Interest expense increased 11%. The interest expense of Torotel, Inc. remained unchanged at $10,000. The interest expense of Torotel Products increased 48% from $25,000 to $37,000 due to a higher aggregate borrowing level. The interest expense of OPT decreased 17% from $29,000 to $24,000 due to a lower aggregate borrowing level.
	For the reasons discussed above, consolidated pretax earnings decreased from a profit of $81,000 to a loss of $392,000.
The pretax loss of Torotel, Inc. decreased from $77,000 to $71,000.
The pretax earnings of Torotel Products decreased from a profit of $58,000 to a loss of $131,000. The pretax earnings of OPT decreased from a profit of $100,000 to a loss of $190,000.


LIQUIDITY AND CAPITAL RESOURCES

	Historically, the company has relied on funds generated internally and bank borrowings to meet its normal operating requirements and to service bank indebtedness. For the nine months ended January 31, 1998, the company incurred a pretax loss of $516,000. This amount consisted of $344,000 in actual operating losses, $172,000 in special legal fees, and another $70,000 for an estimated penalty (see Notes 6 and 7 of Notes to Consolidated
Financial Statements). While management does anticipate an improvement in sales and operating earnings at Torotel Products during the next few months, this operation will continue to incur substantial legal costs for the class-action discrimination suit discussed in Note 7 of Notes to Consolidated Financial Statements.
In all probability, these legal costs will offset the anticipated improvement in operating earnings. As for OPT, management does not anticipate any substantial increase in the present rate of sales during the next few months. As a result, further losses from this operation are likely. As of January 31, 1998, the company is in compliance with all financial covenants under the terms of the credit agreement with Phillipsburg National Bank & Trust Company
(PNBT). However, given the short-term outlook and the ongoing legal costs, it is likely that the company will be in violation of one or more of the covenants as of April 30, 1998. If this occurs, and the bank does not waive compliance with the subject provisions, one of the remedies available to the bank is to demand full payment of all outstanding indebtedness, which is $2,670,000 at January 31, 1998.
While the company may be able to find an alternate source for financing, it would likely be short-term in nature, carry substantially higher costs and lending rates, and be much more restrictive for liquidity purposes. In any event, regardless of the financing arrangements, it is becoming, and will continue to be, increasingly difficult for the company to generate positive cash given the cash requirements of the ongoing litigation matters.
	During the nine months ended January 31, 1998, the company's operating activities used $126,000 in cash flow.
Corporate related matters used $214,000. The operations of Torotel Products used $313,000 due primarily to increased inventories and lower levels of trade payables and other liabilities. OPT's operations provided $401,000 due primarily to a lower level of receivables.
	Investing activities used $105,000 in cash flow for capital expenditures for production and engineering equipment. For the balance of the fiscal year, the company anticipates additional investments of approximately $15,000 for capital expenditures.
	Financing activities provided $226,000 in cash flow due primarily to increases in the revolving credit line. At January 31, 1998, the company had used $1,121,000 of its revolving credit line and had $1,379,000 available for future cash requirements, based on the lender's borrowing base formula and subject to compliance with the financial covenants contained in the credit agreement with PNBT, as discussed above.
	The company believes that inflation will have only a minimal effect on future operations since such effects will be offset by sales price increases which are not expected to have a significant effect upon demand.


OTHER

	Except for historical information contained herein, certain of the matters discussed above are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including the company's dependence on timely development, introduction and customer acceptance of new products, the impact of competition and price erosion as well as supply and manufacturing constraints, and other risks and uncertainties (see Notes 6 and 7 of Notes to Consolidated Financial Statements, and the Liquidity and Capital Resources section of Management's Discussion and Analysis or Plan of Operation).



PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

	There are two legal proceedings involving the company. In the first matter, Torotel, Inc. and Torotel Products, Inc. have both been named as defendants in a lawsuit brought by Joseph Turner in the U.S. District Court for the Western District of Missouri. The case number is 96-0646-CV-W-5 and was filed on June 18, 1996.
Plaintiff alleges a racially motivated failure to hire and that Torotel Products, Inc. has discriminated against minorities in its hiring practices. Plaintiff's motion to have the case certified as a class action was approved by the court on September 30, 1997, with the court entering an Order Concerning Class Certification. The court certified the case as a class action regarding the liability phase and deferred certification of a damage phase. The case has a trial setting on May 4, 1998. The company believes it has a meritorious defense and continues to vigorously defend the case.
	In the second matter, on May 6, 1997, Torotel Products, Inc. was accepted into the Voluntary Disclosure Program by the Inspector General of the United States Department of Defense, resulting from its failure to perform some required testing as frequently as required, and inaccurately certifying that all required testing had been performed. As a result of the company's investigation into the testing deficiencies, the company has recorded an estimated charge of $486,000. The estimated penalty is still subject to fluctuation as further evidence is investigated. The company believes that certain of its former officers may have been responsible for the misconduct related to the test failures, and is evaluating ways of recovering the damages. In the meantime, the company has suspended all payments under a note payable to a former officer.

Item 4.   Submission of Matters to a Vote of Security Holders

The Annual Stockholders' Meeting was held in Kansas City,
Missouri, on September 15, 1997, to elect a Board of Directors. At the meeting, there were 1,679,603 shares voting in the election, with nominees needing 839,803 shares to be elected. Shareholders elected the following individuals to a one-year term on the Board of Directors, with the voting results indicated.

                                     								   Votes
                                  Votes      	Against or
                                   For       	 Withheld
Dale H. Sizemore, Jr.         		1,634,372	     45,231
Ronald L. Benjamin	            	1,623,608	     55,995
Christian T. Hughes           		1,638,051	     41,552
Dr. Thomas L. Lyon, Jr.       		1,636,492	     43,111
Richard A. Sizemore	           	1,634,372	     45,231

Item 6.   Exhibits and Reports on Form 8-K

	a)	Exhibit 27 -- Financial Data Schedule (electronic filings only)
b) Reports on Form 8-K -- There were no reports filed on Form 8-K during the three months ended January 31, 1998.


SIGNATURES



	In accordance with the requirements of the Securities
Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Torotel, Inc.
(Registrant)




Date:       March 16, 1998      				/s/  H. James Serrone
                                  							H. James Serrone
                                  							Vice President of Finance and
                                  							Chief Financial Officer