Form 10KSB
period 1998-04-30
TOROTEL INC
filed 1998-08-12
CIK 98752

U.S. Securities and Exchange Commission
              Washington, D.C. 20549

                  FORM 10-KSB

   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934


    For the fiscal year ended April 30, 1998

           Commission File No. 2-33256

                TOROTEL, INC.
(Name of small business issuer in its charter)


     MISSOURI                  44-0610086
  (State or other          (I.R.S. Employer
  jurisdiction of         Identification No.)
  incorporation
 or organization)


13402 SOUTH 71 HIGHWAY, GRANDVIEW, MO  64030
(Address of principal exec. offices) (Zip Code)


Issuer's telephone number   (816) 761-6314


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

The issuer's revenues for the most recent fiscal year were $11,738,000.

The aggregate market value of the voting stock held by non-affiliates, based on the closing sale price of the American Stock Exchange on July 30, 1998, was $1,649,000. As of July 30,
1998, there were 2,811,590 shares of Common
Stock, $.50 Par Value, outstanding.











              TOROTEL, INC.



              FORM 10-KSB

        Fiscal Year Ended April 30, 1998


           TABLE OF CONTENTS

PART I
Item 1.  Business                           1
Item 2.  Properties                         8
Item 3.  Legal Proceedings                  8
Item 4.  Submission of Matters to a
          Vote of Security Holders          9

PART II
Item 5.  Market for Common Equity and
          Related Stockholder Matters      10
Item 6.  Management's Discussion and
          Analysis or Plan of Operation    12
Item 7.  Financial Statements and
          Supplementary Data               19
Item 8.  Changes In and Disagreements
          With Accountants on Accounting
          and Financial Disclosure         19

PART III
Item 9.  Directors, Executive Officers,
          Promoters and Control Persons,
          Compliance With Section 16(a)
          of the Exchange Act              49
Item 10. Executive Compensation            51
Item 11. Security Ownership of Certain
          Beneficial Owners and Management 53
Item 12. Certain Relationships and
          Related Transactions             55
Item 13. Exhibits and Reports on Form 8-K  36

SIGNATURES                                 61









                    PART I

ITEM 1.  Business

  Torotel, Inc. (the "company") conducts
business through two wholly-owned subsidiaries,
Torotel Products, Inc. ("Torotel Products") and
OPT Industries, Inc. ("OPT").
  Torotel Products specializes in the custom
design and manufacture of precision magnetic
components, consisting of transformers,
inductors, reactors, chokes and toroidal coils.
Torotel Products sells these magnetic
components to original equipment manufacturers,
who use them in products such  as aircraft
navigational equipment, voice and data secure
communications, telephone and avionics
equipment, and conventional missile guidance
systems.
  OPT specializes in the custom design and
manufacture of high power, switching power
supplies  and a broad line of magnetic
components.  OPT sells these products to a
predominantly U.S. customer base in the
computer, telecommunications, industrial and
military markets.
  The company acquired 100% of the common stock
of OPT on September 1, 1993.  The total
purchase price of $404,000 consisted of
$200,000 for a fund used to retire all of the
pre-merger outstanding shares of OPT, and
$204,000 for professional fees.  In addition,
warrants to purchase 66,667  shares of the
company's common stock at $1.50 per share were
issued to Chemical Bank New Jersey N.A. (see
Note J of Notes to Consolidated Financial
Statements).  In connection with the
acquisition, the company agreed to guarantee
OPT's continuing mortgage obligations which
amounted to $1,188,000 on the date of
acquisition.  The acquisition was accounted for
under the purchase method of accounting.
  On July 24, 1998, the company entered into a
letter of intent for a possible merger with
Caloyeras, Inc., d/b/a Electronika, Inc. (which
also will include the business and assets of
its affiliate,  Magnetika/East).  This
manufacturer of magnetic components had net
sales of $1.8 million, and  normalized and
adjusted pretax profits of $575,000 for its
last fiscal year ended December 31, 1997.
These are unaudited results provided by
Caloyeras, Inc.  In connection with this
merger, Torotel, Inc.  would exchange 1.8
million shares of its common stock, and
                       1

$2.5 million of a new class of preferred  stock
(5 percent cumulative, non-participating), for
100 percent of the outstanding securities of Caloyeras, Inc. In addition, the founder's family shareholders of Torotel, Inc. would form a voting trust or similar arrangement, pursuant to which Peter B. Caloyeras would be allowed to vote 525,165 shares of common stock of Torotel, Inc. owned by the Sizemore family.
As a result of these transactions, the
Caloyeras family would acquire more than 50 percent of the voting control of Torotel, Inc.
This transaction is subject to, among other things, due diligence, the negotiation and execution of definitive agreements, and the approval of Torotel, Inc.'s shareholders.
There can be no assurance that the parties will consummate the transaction contemplated by the letter of intent.
  The company was incorporated under the laws of the State of Missouri in 1956. Its offices are located at 13402 South 71 Highway,
Grandview, Missouri, and its telephone number is (816) 761-6314. The term "company" as used herein includes Torotel, Inc. and its subsidiaries, unless the context otherwise requires.




























                       2


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

Marketing and Customers

  Historically, nearly all sales have been to the military market. In recent years, efforts to diversify have been successful as approximately 35% of the sales now come from select commercial markets. The magnetic components are sold to manufacturers who incorporate them into an end product.
  Torotel Products markets its components
through a direct sales force, through
independent manufacturers' representatives who are paid on a commission basis, and through advertising. The products are sold primarily in the United States, and most sales are awarded on a competitive bid basis. Although all existing orders are subject to schedule changes or cancellation, adequate financial compensation is usually provided in such instances to protect from suffering a loss on a contract.
  Torotel Products, which has been under new management since October 1996, implemented a customer-focused sales strategy early in fiscal
1997. Torotel Products has a primary base of 40 customers, including many "Fortune 100" prime defense contractors, that provide over 90% of its sales volume. The new strategy focuses on providing superior service to this core group of customers, including engineering support and new product design. The objective is to expand the business with these customers, or other targeted companies that possess the potential for inclusion into the core group.
  During the year ended April 30, 1998, sales to two major customers amounted to 24% and 10% of the net sales of Torotel Products.

                       3
Competition

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

Employees

  Torotel Products presently employs 97 full-
time employees.  An adequate supply of
qualified personnel is available in the
facility's immediate vicinity.  From 1967-1996,
                       4
Torotel Products' production employees were represented by the Torotel Employees
Association, a non-affiliated labor union.  On
December 10, 1996, members of the Torotel
Employees Association voted to affiliate with the International Association of Machinists and Aerospace Workers, AFL-CIO, District Lodge No.
71.  The current labor contract expires on May
31, 2001. There have been no interruptions of production as a result of labor disputes.

OPT INDUSTRIES

Products

  OPT designs and manufactures switching power supplies and a broad line of magnetic components. The switching power supplies convert available power to low-medium voltage outputs at various load currents up to 2200Adc.
OPT offers air cooled, conduction cooled, and immersion cooled power supply modules and relay rack mounted, N+1 redundant DC power systems.
Most of the power supplies utilize a
proprietary ultra-low leakage converter
transformer designed and patented by OPT, and all have full safety agency approval. The major applications for these power supplies are in the high power computer and emergency DC systems markets. New product development is critical for continued sales growth in power supplies, as many of the existing products in this line have a remaining life cycle of less than two years. Two new products, targeted for the telecommunications and emergency DC systems markets, were introduced in late fiscal 1998.
More products are in the planning stage and likely will include a new air cooled standard power supply line, as well as other products for the telecommunications and emergency DC systems markets.
  OPT's magnetic components consist of toroidal coils, bobbin and layer wound transformers, and ultra-miniature transformers and inductors.
The major applications for these components are voice and data secure communications, computers, aircraft navigational systems, and conventional missile guidance systems. New magnetics products in various stages of development include high-end consumer audio components and high voltage transformers used in ultra-violet and anti-static applications.
Many of the new products were introduced in late fiscal 1998.


                       5
Marketing and Customers

  OPT markets its products primarily through a direct sales force. OPT also markets its magnetic components through independent manufacturers' representatives who are paid on a commission basis, and through distributors.
All of these products are sold primarily in the United States. Although all existing orders are subject to schedule changes or cancellation, adequate financial compensation is usually provided in such instances to protect OPT from suffering a loss on a contract.
  OPT has a customer base of over 300 companies including many "Fortune 100" companies. During the year ended April 30, 1998, sales to a major customer amounted to 29% of the net sales of OPT.

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

Manufacturing

  Most of the sales of OPT consist of products
manufactured to customers' specifications.  In
these instances, only a limited inventory of
finished goods is maintained; however, a
finished goods inventory is maintained for the
magnetic components sold through distributors.
Although special wire-winding machines, molding
machines, and wave soldering machines are used
in the production process, the products are
manually assembled, with numerous employees and
subcontractors contributing to the completion
of the product.
                       6
  Essential materials used by OPT in the
manufacture of switching power supplies include printed circuit board assemblies, solid state power electronic components, power semiconductors and fabricated sheet metal housings. These materials are available from many sources. Major suppliers include GP
Precision, General Aviation Company, and
Advanced Power Technology.
  Essential materials used in the manufacture of magnetic components include magnetic materials, copper wire, and plastic housings.
These materials are available from many
sources.  Major suppliers include National
Arnold and Rea Magnet Wire.
  Historically, OPT has not experienced any significant curtailment of production because of material shortages; however, OPT did experience production delays during the third quarter of fiscal 1996 due to a shortage of a custom component part used in one of its power supply products. OPT did obtain an alternate source and initial deliveries were received in December 1995. OPT has not incurred any further shortages of this component part.

Engineering, Research and Development

  Historically, OPT has not engaged in
significant research and development
activities, but has incurred engineering expense in designing products to meet customer specifications. Management does anticipate more expenses in this area as new power supply products are developed for the tele-communications and emergency DC systems markets.

Employees

  OPT presently employs 94 full-time employees.
An adequate supply of qualified personnel is available in the facility's immediate vicinity.
Its production employees have been represented by the United Steelworkers of America, AFL-CIO
Local 8169 since 1972; however, Local 8169 now has merged into Local 5503. The current labor contract expires on September 16, 1999. There have been no interruptions of production as a result of labor disputes.






                       7
ITEM 2.  Properties

  The company owns a two-building complex with approximately 29,000 square feet located in Grandview, Missouri. This facility is occupied by Torotel Products, and also serves as the company's executive offices. The company also owns 17 acres of unimproved land in an airport industrial park in Kansas City, Missouri;
however, this parcel of real estate will be transferred to a settlement fund established as part of the settlement of the class-action litigation discussed in Note P of Notes to Consolidated Financial Statements. As of
April 30, 1998, these properties were subject to a first deed of trust securing indebtedness in the amount of $446,000.
  OPT owns a two-building complex with
approximately 55,000 square feet located in Phillipsburg, New Jersey. As of April 30,
1998, this facility was subject to a first deed of trust securing indebtedness in the amount of $595,000, and a second and third lien mortgage collateralizing the credit agreement discussed in Note E of Notes to Consolidated Financial
Statements.
  The company believes that its existing
facilities and equipment are well maintained and in good operating condition. Present utilization of the existing facilities is less than 50% of maximum capacity.

ITEM 3.  Legal Proceedings

  There are two legal proceedings involving the company. In the first matter, at a hearing held on July 23, 1998, the U.S.. District Court for the Western District of Missouri gave final approval to a settlement that ended a class action alleging racial discrimination in hiring by Torotel Products, Inc. The lawsuit, Turner
v. Torotel, Inc., et al., Case No. 96-0646-CV-
W-5, was filed on June 18, 1996.  The
plaintiff, Joseph Turner, alleged a racially motivated failure to hire and that Torotel
Products, Inc. discriminated against minorities in its hiring practices at its facility in Grandview, Missouri. Plaintiff's motion to have the case certified as a class action was approved by the court on September 30, 1997.
  As part of the settlement, Torotel agreed to provide monetary compensation to the class. A settlement fund will be established, to which Torotel will contribute: (1) $200,000 in cash, which will be paid in eight quarterly

                       8
installments of $25,000; (2) warrants to purchase 100,000 shares of Torotel, Inc. common stock at $.75 per share; and (3) the 17-acre parcel of industrial real estate, located in Kansas City, Missouri, having a book cost of $76,000. Torotel is entitled to 75% of any net proceeds in excess of $250,000 from the sale of the real estate. The total cost recorded for the settlement was approximately
$276,000, or 10 cents per diluted share, which was recorded in the company's fourth fiscal quarter ended April 30, 1998. Torotel Products has further agreed to implement changes to improve its hiring process and to give preferential treatment to class members for any entry-level job openings in production.
  Torotel Products expressly denies any
wrongdoing in conjunction with this litigation;
however, the economics of the case made the settlement a better option. The company was facing a lengthy court case and high litigation costs. In addition, this litigation was becoming an impediment for moving forward with future plans.
  In the second matter, on May 6, 1997, Torotel
Products, Inc. was accepted into the Voluntary
Disclosure Program by the Inspector General of the United States Department of Defense, resulting from its failure to perform some required "thermal shock" testing as frequently as required, and inaccurately certifying that all required testing had been performed. As a result of the company's investigation into the testing deficiencies, which was first reported in November 1996, the company recorded an estimated charge of $486,000 against earnings, of which $70,000 was recorded in the fiscal year ended April 30, 1998. The estimated penalty is still subject to fluctuation as further evidence is investigated. The company believes that certain of its former officers may have been responsible for the misconduct related to the test failures, and will evaluate ways of recovering the damages once the government completes its investigation. In the meantime, the company has suspended all payments under a note payable to a former officer (see Note L of Notes to Consolidated
Financial Statements).

ITEM 4.  Submission of Matters to a Vote of
Security Holders

  None.


                       9
PART II


ITEM 5.  Market for Common Equity and Related
Stockholder Matters

(a)  Market Information
  The company's common stock is traded on the American Stock Exchange (AMEX) under the symbol
"TTL". Based on the consolidated operating results and balance sheet for the fiscal year ended April 30, 1998, the company has fallen below the AMEX's guidelines for continued listing. Company officials will be meeting with the AMEX on September 24, 1998, to discuss the company's financial position, its future operating plans, and to discuss the reasons why the company's common stock should not be removed from listing. There is no assurance that the company's common stock will continue to be listed on the AMEX.

  Price Range of Common Stock

  The following table sets forth the high and low sales prices as reported on the AMEX.

                     1998            1997

Fiscal Period      High   Low     High    Low
  First Quarter   1-1/8  11/16   1-11/16 1-1/8
  Second Quarter  1-1/16 3/4     1-5/8   1-1/8
  Third Quarter   7/8    1/2     1-3/8   1
  Fourth Quarter  13/16  5/16    1-3/8   1-1/16

(b)  Approximate Number of Equity Security
      Holders

                              Approximate Number
                               of Record Holders
    Title of Class           as of April 30, 1998

Common Stock, $.50 par value      2,000 (1)

  (1)  Included in the number of stockholders
        of record are shares held in "nominee"
        or "street" name.

(c)  Dividend History and Restrictions

  The company has never paid a cash dividend on
its common stock and has no present intention
of paying cash dividends in the foreseeable
future.  The company's credit agreement
prohibits the payment of cash dividends without
the prior consent of the lender.
                       10
(d)  Dividend Policy

  Future dividends, if any, will be determined by the Board of Directors in light of the circumstances then existing, including the company's earnings, financial requirements, general business conditions and credit agreement restrictions.
















































                       11

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

1998 Compared to 1997

  Net sales decreased 20%.  The net sales of
Torotel Products decreased slightly from
$6,062,000 to $6,059,000.  While sales of the
potted coil assembly for the Hellfire II
missile system increased $740,000, shipments of
other magnetics products decreased due to lower
shippable bookings during the last six months
of fiscal 1998, and production inefficiencies
and technical design problems which contributed
to delays in the shipment of other orders.
OPT's net sales decreased 34% from $8,608,000
to $5,679,000 due primarily to lower sales of
power supplies to a major customer.  No
significant orders are expected from this
customer in the near future, which will
continue to impact sales in the near term.
OPT recently has booked over $1.0 million in
orders for its new power supplies products,
which will contribute to higher sales in the
second half of fiscal 1999.
  Gross profit as a percentage of net sales
decreased 6%.  The gross profit percentage of
Torotel Products decreased 4% due primarily to
labor inefficiencies resulting from certain
technical design problems and the conversion to
a computerized Information/MRP System.  The
gross profit percentage of OPT decreased 9% due
primarily to lower sales volume without a
comparable decrease in fixed production costs.
This percentage decrease in gross profit was
offset partially by lower material and labor
costs attributable to a change in the mix of
product shipments.
  Engineering expenses decreased 1%.  The
engineering expenses of Torotel Products
decreased 5% from $283,000 to $269,000 due
primarily to a reduction in clerical personnel.
The engineering expenses of OPT increased 1%
from $489,000 to $494,000 due primarily to an
increase in depreciation on computer equipment.
                       12
  Selling, general and administrative (SG&A)
expenses decreased 24%.  The SG&A expenses of
Torotel, Inc. decreased 46% from $424,000 to
$227,000 due primarily to costs of $107,000
associated with the terminated stock sale to
Brockson Technologies Group, LLC in fiscal
1997, a $36,000 bonus award pursuant to the
Incentive Compensation Plan in fiscal 1997, a
$27,000 decrease in professional fees, a
$22,000 decrease in travel costs, and a $5,000
decrease in investor relations expense.  The
SG&A expenses of Torotel Products decreased
nearly 28% from $1,605,000 to $1,156,000 due
primarily to a restructuring charge of $277,000
in fiscal 1997, a $79,000 decrease in payroll
and fringe benefits costs, a $70,000 decrease
in professional fees, a $27,000 decrease in
sales commissions, and a $15,000 charge in
fiscal 1997 for proper disposal of certain
outdated hazardous materials.  These decreases
were offset partially by a $21,000 management
fee charge from OPT.  The SG&A expenses of OPT
decreased 9% from $1,055,000 to $962,000 due
primarily to a $26,000 decrease in sales
commissions, a $21,000 decrease in professional
fees, a $21,000 management fee credit from
Torotel Products, a $12,000 increase in
equipment maintenance, a $7,000 decrease in
advertising costs, and a $6,000 decrease in
bank charges.
  Interest expense increased 8%.  The interest
expense of Torotel, Inc. remained unchanged at
$41,000.  The interest expense of Torotel
Products increased 46% from $95,000 to $139,000
due to a higher aggregate borrowing level.  The
interest expense of OPT decreased nearly 20%
from $123,000 to $99,000 due to a lower
aggregate borrowing level.
  Sundry non-operating expense decreased 21%
due to the $416,000 charge in fiscal 1997 for
an estimated penalty as discussed in Note N of
Notes to Consolidated Financial Statement.  In
fiscal 1998, an additional $70,000 charge was
incurred as discussed in Note N of Notes to
Consolidated Financial Statement, as well as
the $276,000 charge for the settlement of the
lawsuit discussed in Note P of Notes to
Consolidated Financial Statements.
  For the reasons discussed above, the
consolidated pretax loss increased from
$659,000 to $1,295,000.  The pretax loss of
Torotel, Inc. decreased from $465,000 to
$268,000.  The pretax loss of Torotel Products
decreased from $590,000 to $322,000.  The
pretax earnings of OPT decreased from a profit
of $396,000 to a loss of $705,000.
                       13
  Provision for income taxes increased due to an increase in the valuation allowance for the deferred tax asset (see Note F of Notes to Consolidated Financial Statements).
  The cumulative effect of adopting FASB
Statement No. 109, "Accounting for Income
Taxes", in fiscal 1994 was a benefit of
$400,000. At the date of adoption, a valuation allowance was recorded to net the total deferred asset of $1,532,000 to an amount the company estimated was more likely than not to be realized. The allowance relates to operating loss carryforwards, and reflected the lower amount of business available from Torotel
Products' traditional defense markets and the risks inherent in penetrating commercial markets. The earnings generated by OPT in fiscal 1996 enabled the company to realize a portion of the net deferred tax asset. While a consolidated pretax loss was incurred in fiscal
1997, the consolidated operations actually generated higher earnings than in fiscal 1996, before the special charges and credits. With the restructuring of Torotel Products, management anticipated profitable years from both Torotel Products and OPT, which would enable the consolidated group to be profitable in fiscal 1998. While Torotel
Products' generated earnings from operations, special charges of $505,000 put the operation in a loss position. In addition, lower sales from a major customer at OPT resulted in a loss from this operation. Accordingly, management decided to write-off the remaining deferred tax asset of $228,000 in fiscal 1998.


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




                       14
  Gross profit as a percentage of net sales
increased nearly 1%.  The gross profit
percentage of Torotel Products increased 3% due
primarily to lower fixed production costs.  The
gross profit percentage of OPT decreased nearly
2% due primarily to higher material costs
associated with the product mix.  This increase
was offset partially by lower fixed production
costs.
  Engineering expenses decreased 17%.  The
engineering expenses of Torotel Products
decreased 35% from $433,000 to $283,000 due to
lower payroll costs associated with a cutback
in personnel.  The engineering expenses of OPT
decreased 2% from $500,000 to $489,000 due
primarily to a $37,000 decrease in depreciation
and a $12,000 decrease in utilities.  These
decreases were offset partially by a $35,000
increase in payroll costs associated with new
personnel for the new power supplies products
for the telecommunications market.
  Selling, general and administrative (SG&A)
expenses increased 7%.  The SG&A expenses of
Torotel, Inc. increased 53% from $278,000 to
$424,000 due primarily to costs of $107,000
associated with the terminated stock sale to
Brockson Technologies Group, LLC., a $36,000
bonus award pursuant to the Incentive
Compensation Plan, a $23,000 increase in travel
costs, and a $6,000 increase in professional
fees.  These increases were offset partially by
a $26,000 decrease in contributions to the
company's 401(k) plan for non-union employees.
The SG&A expenses of Torotel Products increased
nearly 1% from $1,595,000 to $1,605,000 due
primarily to a restructuring charge of
$277,000, an $86,000 increase in legal fees, a
$15,000 charge for proper disposal of certain
outdated hazardous materials, a $9,000 increase
in advertising costs, and an $8,000 increase in
education and training costs.  These increases
were offset partially by a $255,000 decrease in
payroll and fringe benefits costs associated
with a reduction in personnel and a $128,000
decrease in sales commissions.  The SG&A
expenses of OPT increased 4% from $1,013,000 to
$1,055,000 due primarily to a $15,000 increase
in equipment maintenance, a $12,000 increase in
advertising costs, and a $12,000 increase in
consulting fees.
  Interest expense decreased 14%.  The interest
expense of Torotel, Inc. decreased 9% from
$45,000 to $41,000.  The interest expense of
Torotel Products increased slightly from
$94,000 to $95,000 due to a higher aggregate
borrowing level.
                       15
This increase was offset partially by lower interest rates associated with decreases in the prime lending rate and in the rate above prime being charged by a new lender. The interest expense of OPT decreased nearly 25% from $163,000 to $123,000 due to a lower aggregate borrowing level, and lower interest rates associated with decreases in the prime lending rate and in the rate above prime being charged by a new lender.
  Sundry non-operating expense increased due to a $416,000 charge in fiscal 1997 for an estimated penalty as discussed in Note N of Notes to Consolidated Financial Statement, and the $510,000 non-recurring gain in fiscal 1996 from the final settlement of the business income and contents insurance claim which resulted from a March 1995 fire at Torotel
Products' facility.
  For the reasons discussed above, consolidated pretax earnings decreased from a profit of $507,000 to a loss of $659,000. The pretax loss of Torotel, Inc. increased from $323,000 to $465,000. The pretax earnings of Torotel
Products decreased from a profit of $148,000 to a loss of $590,000. The pretax earnings of OPT decreased from $682,000 to $396,000.
  Provision for income taxes decreased due to the pretax loss.


Liquidity and Capital Resources

  Historically, the company has relied on funds
generated internally and bank borrowings to
meet its normal operating requirements and to
service bank indebtedness.  For the fiscal year
ended April 30, 1998, the company incurred a
pretax loss of $1,295,000.  This amount
consisted of $790,000 in actual operating
losses and $505,000 in special charges (see
Note O of Notes to Consolidated Financial
Statements).  While management does not
anticipate any further significant special
charges, it also does not anticipate any
substantial increase in the present rate of
sales during the next few months.  As a result,
further operating losses are likely.  As of
April 30, 1998, the company was in violation of
two financial covenants under the terms of the
credit agreement with Phillipsburg National
Bank & Trust Company (PNBT) (see Note E of
Notes to Consolidated Financial Statements).
The bank has waived compliance with the subject
provisions through August 31, 1998, which is
the expiration date of the revolving credit
                       16
line.  While the bank has expressed a
willingness to continue as the company's primary lender, the renewal of the credit line will be subject to, among other things, satisfactory review of the company's operating plans, cash needs, available collateral, and pro forma information on the Caloyeras transaction (see Note Q of Notes to
Consolidated Financial Statements). If the bank decides not to renew the credit line, it could affect the company's ability to continue as a going concern (see Note B of Notes to Consolidated Financial Statements). While the company may be able to find an alternate source for financing, most likely it would be short-term in nature, carry substantially higher costs and lending rates, and be much more restrictive for liquidity purposes.
  The company's operating activities used
$678,000 in cash flow during fiscal 1998.
Corporate related matters used $265,000. The operations of Torotel Products used $494,000 in cash flow due primarily to a higher level of receivables and inventories. OPT's operations provided $81,000 in cash flow due primarily to a lower level of receivables.
  Investing activities used $134,000 in cash flow for capital expenditures for production equipment and building improvements. The company expects investments of approximately
$125,000 for capital expenditures in fiscal
1999.
  Financing activities provided $662,000 in cash flow due primarily to increases in the revolving credit line. At April 30, 1998, the company had used $1,561,000 of its revolving credit line and had $939,000 available for future cash requirements, based on the lender's borrowing base formula and subject to compliance with the financial covenants contained in the credit agreement with PNBT, as discussed above.
  The company believes that inflation will have only a minimal effect on future operations since such effects will be offset by sales price increases which are not expected to have a significant effect upon demand.


Year 2000 Readiness

  Management is presently assessing both
operating companies for their Year 2000
readiness.  Extensive testing has been
performed on the main operating system and its

                       17
software applications (which serves both operating companies), and it has been determined that both are Year 2000 compliant.
Both operations now are in the process of polling significant suppliers and customers to determine the extent to which either operation is vulnerable to those third parties' failure to remediate their own Year 2000 issues. In addition, various equipment is being tested to verify its Year 2000 functionability. The cost of these efforts has been and should continue to be minimal.
  The company believes all necessary steps are being taken to assure a smooth transition to the Year 2000. However, there is no guarantee that the systems of major suppliers and customers will be timely converted and would not have a material adverse effect on the company.


Other

  Except for historical information contained herein, certain of the matters discussed above are forward-looking statements within the meaning of the Private Securities Litigation
Reform Act of 1995, and are subject to the safe harbor created by that Act. These statements are based on assumptions about a number of important factors and involve risks and uncertainties that could cause actual results to be different from what is stated here.
These risk factors include: decreased demand for products, delays in developing new products, expected orders that do not occur, loss of key customers, and the DOD calling for payment of the accrued penalty and assessing additional fees, the impact of competition and price erosion as well as supply and manufacturing constraints, and other risks and uncertainties.














                       18
ITEM 7.  Financial Statements and Supplementary
          Data

  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Certified Public
  Accountants                               20
Consolidated Balance Sheet as of
  April 30, 1998                            22
Consolidated Statements of Operations
  for the years ended April 30, 1998
  and 1997                                  24
Consolidated Statement of Changes in
  Stockholders' Equity for the years
  ended April 30, 1998 and 1997             26
Consolidated Statements of Cash Flows
  for the years ended April 30, 1998
  and 1997                                  28
Notes to Consolidated Financial Statements  30
Supplementary Quarterly Financial
  Data (Unaudited)                          48




ITEM 8.  Changes in and Disagreements With
          Accountants on Accounting and
          Financial Disclosure

None.
























                       19

REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Torotel, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of Torotel, Inc. and Subsidiaries as of April 30, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended April 30, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Torotel, Inc. and Subsidiaries as of April 30, 1998 and the consolidated results of their operations and their consolidated cash flows for the years ended April 30, 1998 and 1997 in conformity with generally accepted accounting principles.

The accompanying consolidated financial
statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company has sustained substantial losses in 1998 and 1997 and its ability to obtain adequate financing is uncertain. Because of these factors, substantial doubts are raised about the Company's ability to continue as a going

                       20
concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GRANT THORNTON LLP
    GRANT THORNTON LLP




Kansas City, Missouri
June 19, 1998












































                       21

CONSOLIDATED BALANCE SHEET
As of April 30, 1998


ASSETS

Current assets:
  Cash                             $    46,000
  Trade and other receivables,
   less allowance for doubtful
   accounts of $89,000 (Notes A,
   C, and E)                         1,564,000
  Inventories (Notes A, D, and E)    3,136,000
  Prepaid expenses and other
   current assets                      103,000
  Asset held for disposal (Note P)      76,000
                                     4,925,000

Property, plant and equipment
 (Notes A and E):
  Land                                 292,000
  Buildings and improvements         1,489,000
  Equipment                          2,556,000
                                     4,337,000
  Less accumulated depreciation
   and amortization                  2,769,000
                                     1,568,000

Other assets                            28,000

                                   $ 5,521,000





















   The accompanying notes are an integral part
                of this statement.
                       22
CONSOLIDATED BALANCE SHEET - CONTINUED
As of April 30, 1998


LIABILITIES AND STOCKHOLDERS'
  EQUITY

Current liabilities:
  Short-term revolving credit
   line (Note E)                   $ 1,561,000
  Current maturities of long-term
   debt (Notes E and P)                284,000
  Trade accounts payable               695,000
  Accrued liabilities (Note K)         442,000
                                     2,982,000

Long-term debt, less current
 maturities (Notes E and P)          1,581,000

Note and interest payable to
 former officer (Notes L and N)        438,000

Commitments and contingencies
 (Notes G, N and Q)                    486,000


Stockholders' equity
 (Notes H, I, J, M, P and Q):
  Common stock, $.50 par value;
  6,000,000 shares authorized;
  2,880,569 shares issued            1,441,000
Capital in excess of par value       8,672,000
Accumulated deficit                 (8,874,000)
                                     1,239,000
Less cost of treasury stock,
 71,205 shares                         205,000
                                     1,034,000

                                   $ 6,521,000














   The accompanying notes are an integral part
               of this statement.
                       23
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended April 30,

                          1998         1997
Net sales (Note C)    $11,738,000  $14,670,000
Cost of goods sold      9,301,000   10,778,000

    Gross profit        2,437,000    3,892,000

Operating expenses:
  Engineering             763,000      772,000
  Selling, general
   and administrative
   (Note O)             2,345,000    3,084,000
                        3,108,000    3,856,000

    Earnings (loss)
     from operations     (671,000)      36,000

Other expense:
  Interest expense        279,000      259,000
  Other expense, net
   (Note O)               345,000      436,000
                          624,000      695,000

    Loss before
     provision for
     income taxes and
     cumulative effect
     of change in
     method of
     accounting
     (Note C)          (1,295,000)    (659,000)

Provision for income
 taxes (Note F)           228,000         -

Loss before
 cumulative effect of
 change in method of
 accounting (Note C)   (1,523,000)    (659,000)

Cumulative effect of
 change in method of
 accounting (Note C)        -         (506,000)

Net loss              $(1,523,000) $(1,165,000)





   The accompanying notes are an integral part
              of these statements.
                       24
CONSOLIDATED STATEMENTS OF OPERATIONS -
  Continued
Years ended April 30,

                            1998         1997
Basic loss per share
 (Notes I and J):
    Loss before
     cumulative
     effect               $ (.54)       $ (.24)
    Cumulative
     effect                   -           (.18)
                          $ (.54)       $ (.42)

Diluted loss per
 share (Notes I and J):
  Loss before
  cumulative effect       $ (.54)       $ (.24)
  Cumulative effect           -           (.18)
                          $ (.54)       $ (.42)
































   The accompanying notes are an integral part
              of these statements.
                       25
CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY
Years ended April 30, 1998 and 1997


                                          Capital in
                                 Common    Excess of
                     Share       Stock     Par Value

Balance,
 May 1, 1996       2,824,111  $1,412,000  $8,647,000

Net loss              -            -           -
Issuance of
 common stock
 to employee
 stock pur-
 chase plan
 (Note H)              1,554       1,000       1,000
Issuance of
 common stock
 to incentive
 compensation
 plan (Note H)        53,808      27,000      23,000
Acquisition of
 37,121 shares
 of treasury
 stock                   -           -          -

Balance,
 April 30,
 1997              2,879,473  $1,440,000  $8,671,000

Net loss              -           -            -
Issuance of
 common stock
 to employee
 stock pur-
 chase plan
 (Note H)              1,096       1,000       1,000

Balance,
 April 30,
 1998              2,880,569  $1,441,000  $8,672,000








   The accompanying notes are an integral part
                of this statement.
                       26
CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY - CONTINUED
Years ended April 30, 1998 and 1997

                    Accum-    Treasury     Total
                    ulated     Stock,   Stockholders'
                    Deficit   at cost      Equity

Balance,
 May 1,
  1996          $(6,186,000) $(155,000) $ 3,718,000

Net loss         (1,165,000)      -      (1,165,000)
Issuance of
 common stock
 to employee
 stock pur-
 chase plan
 (Note H)            -            -           2,000
Issuance of
 common stock
 to incentive
 compensation
 plan (Note H)       -            -          50,000
Acquisition of
 37,121 shares
 of treasury
 stock               -         (50,000)     (50,000)

Balance,
 April 30,
 1997           $(7,351,000) $(205,000) $ 2,555,000

Net loss         (1,523,000)      -      (1,523,000)
Issuance of
 common stock
 to employee
 stock pur-
 chase plan
 (Note H)            -            -           2,000

Balance,
 April 30,
 1998           $(8,874,000) $(205,000) $ 1,034,000








   The accompanying notes are an integral part
               of this statement.
                       27
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended April 30,

                               1998          1997
Cash flows from
 operating activities:
  Net loss                 $(1,523,000)  $(1,165,000)

  Adjustments to
   reconcile net loss
   to net cash pro-
   vided by operations:
    Loss from estimated
     government penalty         70,000       416,000
    Loss from settle-
     ment of litigation        276,000          -
    Depreciation and
     amortization              350,000       318,000
    Deferred tax asset         228,000          -
    Increase (decrease)
    in cash flows from
    operations resulting
    from changes in:
     Trade and other
      receivables              556,000     1,182,000
     Inventories              (342,000)     (326,000)
     Prepaid expenses
      and other assets          (5,000)        4,000
     Trade accounts
      payable                 (258,000)       67,000
     Accrued liabilities       (30,000)      (38,000)

Net cash provided by
 (used in) operations         (678,000)      458,000

Cash flows from
 investing activities:
  Capital expenditures        (134,000)     (292,000)

Cash flows from
 financing activities:
  Borrowings against
   credit line               1,785,000     5,134,000
  Payments against
   credit line              (1,080,000)   (5,249,000)
  Proceeds from
   issuance of long-
   term debt                   451,000       113,000




   The accompanying notes are an integral part
              of these statements.
                       28
CONSOLIDATED STATEMENTS OF CASH FLOWS -
  CONTINUED
Years ended April 30,

                               1998           1997

Principal payments
   on long-term debt       $  (533,000)  $  (107,000)
  Payments on capital
   lease obligations           (17,000)      (12,000)
  Note and interest
   payable to former
   officer                      54,000          -
  Proceeds from
   issuance of common
   stock                         2,000        52,000
  Acquisition of
   treasury stock                  -         (50,000)

Net cash provided by
 (used in) financing
 activities                    662,000      (119,000)

Net increase (decrease)
 in cash                   $  (150,000)  $    47,000
Cash at beginning of year      196,000       149,000

Cash at end of year        $    46,000   $   196,000


SUPPLEMENTAL DISCLOSURES
 OF CASH FLOW INFORMATION
  Cash paid during the
   year for:
       Interest            $   235,000   $   279,000
       Income taxes        $      -      $      -















   The accompanying notes are an integral part
              of these statements.
                       29
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

  The following summarizes the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements, with the exception of the change in method of accounting discussed in Note C of Notes to Consolidated Financial
Statements.

Principles of Consolidation

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

Fair Value of Financial Instruments

  Cost approximates market for all financial instruments as of April 30, 1998 and 1997.

Revenue Recognition

  Historically, nearly all of Torotel Products' business came from U.S. military contracts, which were accounted for using the percentage of completion method for revenue recognition.
Effective May 1, 1996, Torotel Products changed its method of accounting for these contracts, and began to recognize revenue using the accrual method (see Note C of Notes to Consolidated Financial Statements), which is the same method used for commercial customers.



                       30
OPT also recognizes revenue using the accrual method.
  Both historically and currently, less than 5% of the company's annual consolidated sales arise from contracts which are performed over a period of more than one year.

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


NOTE B - REALIZATION OF ASSETS

  The accompanying consolidated financial
statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the company as a going concern. However, the company has sustained substantial losses in fiscal years
1998 and 1997. In addition, in fiscal 1998 the company has used, rather than provided, cash in its operations. The company's line of credit agreement with PNBT expires August 31, 1998.
If the bank does not renew the credit line, the entire outstanding balance would become due and payable. Although management believes the bank has an interest in continuing as the company's primary lender, the renewal of the credit line will be subject to, among other things, satisfactory review of the company's operating plans, cash needs, available collateral, and information relating to the possible

                       31
acquisition (see Note Q of Notes to
Consolidated Financial Statements).
  In view of the matters described in the
preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the company's ability to meet its financing requirements on a continuing basis, to maintain present financing, and to succeed in its future operations. The consolidated financial statements do not include any adjust-ment relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.


NOTE C - CHANGE IN ACCOUNTING METHOD FOR
  REVENUE RECOGNITION

  Historically, nearly all of Torotel Products' business came from U.S. military contracts, which were accounted for using the percentage of completion method for revenue recognition.
However, as Torotel Products continues to successfully move into the commercial market, its military business has decreased. Because of this market shift, management believes it is more practical to use the accrual method to recognize revenue. In addition, management believes that the new method will standardize the accounting functions between the company's subsidiaries so that a common computer system can be used.
  The new method was applied to contracts in process effective May 1, 1996, resulting in a cumulative effect charge of $506,000 (18 cents per diluted share), which was included in the net loss for the year ended April 30, 1997.
The effect of the change on the year ended
April 30, 1997, was to increase the loss before cumulative effect of change in method of accounting by approximately $270,000 (10 cents per diluted share).









                       32
NOTE D - INVENTORIES

  The following table summarizes the components of inventories:

Raw materials                        $1,690,000
Work in process                       1,064,000
Finished goods                          382,000

                                     $3,136,000

NOTE E - FINANCING AGREEMENTS

  At April 30, 1998, the company, through its OPT subsidiary, was operating under a credit agreement with Phillipsburg National Bank &
Trust Company (PNBT). The credit agreement provides a $2,500,000 revolving credit line and a $475,000 term loan. The revolving line expires on August 31, 1998, and the term loan expires on July 5, 2006. Advances under the credit line are limited to the sum of 75% of eligible billed receivables and 50% of inventories, net of reserves. The aggregate credit line is collateralized by trade accounts receivable, inventories, equipment, and a second and third mortgage on OPT's facility.
  Under the terms of the agreement, the
outstanding balance of the revolving line bears interest at 1/2% over the bank's prime rate.
As of April 30, 1998, the company had utilized
$1,561,000 of the revolving credit line and the effective borrowing rate was 9%. The outstanding balance of the term loan bears interest at a fixed rate of 8-3/4% per annum during the first five years, thereafter the rate will be fixed for one-year intervals at 1/2% over the bank's prime rate. The term loan requires monthly principal and interest payments of $5,986 during the first five years.
At the end of the fifth year and every year thereafter, the payments will be automatically adjusted to reflect the change in the interest rate and the remaining term of the loan. As of April 30, 1998, the outstanding balance of the term loan was $419,000. The company is required to comply with certain covenants including restrictions on the payment of cash dividends. At April 30, 1998, the company was in violation of a maximum leverage ratio and a quick ratio covenant. The bank has waived compliance with the subject provisions through August 31, 1998, which is the expiration date of the revolving credit line. While the bank


                       33
has expressed a willingness to continue as the company's primary lender, the renewal of the credit line will be subject to, among other things, satisfactory review of the company's operating plans, cash needs, available collateral, and pro forma information on the Caloyeras transaction (see Note Q of Notes to
Consolidated Financial Statements).
  OPT has two equipment loans with PNBT. These loans originated on September 12, 1996, and October 25, 1996, in the amount of $39,000 and $54,000, respectively. The outstanding balances of these loans bear interest at 9.25%
per annum.  The loan dated September 12
requires monthly principal and interest
payments of $817, and expires September 12, 2001. The loan dated October 25 requires monthly principal and interest payments of $1,140, and expires October 24, 2001. As of
April 30, 1998, the outstanding balances of the loans dated September 12 and October 25 were $28,000 and $41,000, respectively.
  OPT has a $620,000 promissory note with PNBT.
Under the terms of the note, the outstanding balance bears interest at a fixed rate of 9% per annum during the first five years, thereafter the rate will fluctuate at 1/2% over the bank's prime rate. The note requires monthly principal and interest payments of $5,632 during the first five years. At the end of the fifth year and for the remaining term of the note, the monthly principal and interest payments will be $5,548. The note, which is guaranteed by Torotel, Inc., has a maturity date of March 19, 2016, and is collateralized by a first mortgage on OPT's land and buildings. As of April 30, 1998, the outstanding balance on the note was $595,000.
  On December 23, 1997, Torotel Products, Inc.
executed a $451,000 promissory note with PNBT.
Under the terms of the note, the outstanding balance bears interest at a fixed rate of 9-
1/4% per annum through March 18, 2001,
thereafter the rate will be adjusted annually and will fluctuate at 1/2% over the bank's base lending rate. The note requires monthly principal and interest payments of $4,678. The note, which is guaranteed by Torotel, Inc. and OPT Industries, Inc., has a maturity date of December 23, 2012, and is collateralized by a first mortgage on the land and buildings in
Grandview, Missouri.  As of April 30, 1998, the
outstanding balance on the note was $446,000.
  Information concerning the company's long-
term indebtedness is as follows:
                       34

Revolving line payable to PNBT,
 maturing August 1998                $1,561,000
Term loan payable to PNBT,
 maturing July 2006                     419,000
Note payable to PNBT,
 maturing March 2016                    595,000
Note payable to PNBT,
 maturing September 2001                 28,000
Note payable to PNBT,
 maturing October 2001                   41,000
Note payable to PNBT,
 maturing December 2012                 446,000
Note payable to Settlement Fund,
 maturing February 2000 (Note P)        276,000
Installment contract payable             15,000
Capitalized lease obligations
 (Note G)                                45,000
                                      3,426,000
Less current maturities               1,845,000

                                     $1,581,000

  The amount of long-term debt maturing in each of the five years subsequent to April 30, 1998, classified to reflect the borrowings under the new credit agreement, is as follows:

          April 30,        Amount
             1999       $1,845,000
             2000          207,000
             2001          113,000
             2002          103,000
             2003           92,000
          Thereafter     1,066,000

                        $3,426,000

NOTE F - INCOME TAXES

  The provision for income taxes reflected in the consolidated statements of operations differs from the amounts computed at the federal statutory tax rates. The principal differences between the statutory income tax expense and the effective provision for income taxes are summarized as follows:








                       35

                                  1998       1997
Computed tax expense at
 statutory rates              $  -         $   -
Increase in deferred
 tax assets                    (209,000)    (435,000)
Increase in valuation
 allowance                      437,000      435,000

                              $ 228,000    $   -

  The company has available as benefits to reduce future income taxes, subject to applicable limitations, the following estimated net operating loss ("NOL") and credit carryforwards:

                      Invest-
 Year of      NOL      ment                    Job
 Expira-     Carry-     Tax      R & D       Target
  tion      forward    Credit  Tax Credit  Tax Credit

  1999    $     -     $17,000    $38,000     $1,000
  2000       471,000   16,000       -           -
  2001     1,420,000    4,000       -           -
  2002          -        -          -           -
  2003     1,416,000     -          -           -
  2008         1,000     -          -           -
  2009       819,000     -          -           -
  2010       366,000     -          -           -
  2011       308,000     -          -           -
  2012     1,462,000     -          -           -
  2013     1,018,000     -          -           -
          $7,281,000  $37,000    $38,000     $1,000

  The difference between the financial and tax bases of assets and liabilities is determined annually. Deferred income taxes and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to effect taxable income. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will, more likely than not, be realized. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets or liabilities.







                       36
  The following table summarizes the components of the net deferred tax asset:

Net operating loss carryforwards     $2,257,000
Inventory valuation reserve             229,000
Tax credit carryforwards                406,000
Property, plant and equipment           106,000
Other                                    52,000
                                      3,050,000
Less valuation allowance              3,050,000

                                     $    -

NOTE G - COMMITMENTS AND CONTINGENCIES

  The company is party to two non-cancelable operating leases used in the performance of its business. In addition, in fiscal 1995, the company entered into a lease financing arrangement for an office phone system at OPT.
The initial capitalized cost of this equipment was $30,000 with a discount rate of 16% implicit in the lease agreement. In fiscal
1998, the company entered into two lease financing arrangements for a thermal shock chamber and a phone system at Torotel Products.
The aggregate initial capitalized cost of this equipment was $56,000 with a discount rate of 19% and 15% implicit in the respective lease agreements. All three leases are presented in the financial statements as capital leases.
  Future minimum lease payments subsequent to April 30, 1998, are as follows:

               Capital      Operating
  April 30,     Leases       Leases
   1999        $28,000      $26,000
   2000         16,000       12,000
   2001         10,000        5,000
   2002          4,000        5,000
   2003            -          1,000

               $58,000      $49,000

  The future minimum capital lease payments of
$58,000 include amounts representing interest
of $13,000 which results in a present value of
$45,000 for net minimum capital lease payments
(see Note E of Notes to Consolidated Financial
Statements).  Equipment recorded under capital
leases amounted to $62,000, net of accumulated
depreciation of $24,000 as of April 30, 1998.
  Total rent expense for all operating leases
for the years ended April 30, 1998 and 1997
was $38,000 and $24,000, respectively.
                       37

NOTE H - EMPLOYEE INCENTIVE PLANS

Incentive Compensation Plan

  On September 19, 1994, the shareholders
approved the Incentive Compensation Plan. All key employees are eligible to participate in the Plan. The Plan provides for participants to receive incentive payments in cash and/or company common stock based on targeted pretax earnings, as defined in the Plan. There were no awards under the Plan during the year ended
April 30, 1998. Awards under the Plan during the year ended April 30, 1997, were $36,000.

Employee Stock Purchase Plan

  The company has an Employee Stock Purchase
Plan which permits employees of both operating subsidiaries to purchase common stock of the company at a formula price which approximates market value. The Plan enables employees to purchase stock through payroll deductions of up to 10% of their compensation. The company matches one-half of the employee's contribution. Stock purchased under the Plan is restricted from transfer for one year after the date of issuance. Expenses of the Plan in each of the years ended April 30, 1998 and 1997 were $1,000.

Employee Stock Option Plans

  In accordance with the 1982 Incentive
Compensation Plan, the company reserved 630,000 common shares for issuance to key employees pursuant to the exercise of incentive and non-qualified stock options granted prior to May
20, 1992. At April 30, 1998, no options were available for future grants, but options to purchase 3,357 shares were exercisable.
  Stock option transactions under the 1982
Incentive Compensation Plan for each period are summarized as follows:

                         Shares Under    Option Price
                           Option          Per Share

Balance, May 1, 1996      158,516       $.75 to $2.00
Exercised                 (53,808)      $.75 to $1.25
Forfeited                 (86,501)     $1.25 to $2.00
Balance, April 30, 1997    18,207      $1.70 to $2.00
Forfeited                 (14,850)          $2.00
Balance, April 30, 1998     3,357           $1.70

                       38
  In accordance with the Incentive Compensation
Plan approved by shareholders on September 19, 1994, the company reserved 400,000 common shares for issuance to key employees pursuant to the exercise of incentive and non-qualified stock options granted prior to June 20, 2004.
The options are accounted for under APB Opinion
25, Accounting for Stock Issued to Employees, and related interpretations in accounting for this Plan. The incentive stock options have a term of five years when issued and vest 50% per year at the end of each of the first two years.
The non-qualified stock options have a term of ten years when issued and vest 25% per year at the end of each of the first four years. The exercise price of each option equals the market price of the company's common stock on the date of grant. Accordingly, no compensation cost has been recognized for the Plan. The company chose not to adopt Statement of Financial
Accounting Standards 123 (SFAS 123), Accounting for Stock-Based Compensation. The fair value of the options under SFAS 123 is approximately
$70,000, which is not deemed significant to earnings. Stock option transactions under the 1994 Incentive Compensation Plan for each period are summarized as follows:

                  1998              1997
                      Weighted          Weighted
              Shares  Average   Shares  Average
               Under  Exercise   Under  Exercise
              Option   Price    Option   Price

Outstanding
 at begin-
 ning of year 150,000  $1.00     -        -
  Granted        -       -     150,000  $1.00
  Exercised      -       -       -        -
  Forfeited      -       -       -        -
Outstanding
 at end
 of year      150,000  $1.00   150,000  $1.00
Options
 exercisable
 at year-end     -       -       -        -
Weighted
 average fair
 value of
 options
 granted
 during the
 year            -       -       -        -

                       39

The following information applies to options outstanding at April 30, 1998:

Number outstanding                      150,000
Range of exercise prices                  $1.00
Weighted average exercise price           $1.00
Weighted average remaining contrac-
 tual life                            7.6 years

401(k) Retirement Plans

  The company has a 401(k) Retirement Plan for non-union employees of both operating subsidiaries. Employer contributions to the
Plan, which are at the discretion of the Board of Directors, were $9,000 and $8,000 for the years ended April 30, 1998 and 1997, respectively. Torotel Products has a separate
401(k) Retirement Plan for union employees.
Employer contributions to this Plan, which also are at the discretion of the Board of Directors, were $1,000 and $2,000 for the years ended April 30, 1998 and 1997, respectively.
OPT also has a separate 401(k) Retirement Plan for its union employees. Pursuant to a collective bargaining agreement with the United
Steelworkers of America, AFL-CIO Local 5503, employer contributions to this Plan for the years ended April 30, 1998 and 1997 were $28,000 and $33,000, respectively.

NOTE I - EARNINGS PER SHARE

  In February 1997, the FASB issued Statement of Financial Accounting Standards (SFAS) No.
128, Earnings per Share, which replaces the presentation of primary earnings per share
(EPS) with a presentation of basic EPS;
requires dual presentation of basic and diluted
EPS on the face of the statement of earnings regardless of whether basic and diluted EPS are the same; and requires a reconciliation of the numerator and denominator used in computing basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion 15. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings

                       40
of the entity. The statement became effective for financial statements issued for periods ending after December 15, 1997, and requires restatement of all prior-period EPS data presented. Pursuant to the new statement, the basic and diluted loss per common share were computed as follows:

                            1998         1997

Net loss               $(1,523,000)  $(1,165,000)
Weighted average
 common shares
 outstanding             2,809,072     2,802,871
Incremental shares          -             -
Basic loss per share   $      (.54)  $      (.42)
Diluted loss per share $      (.54)  $      (.42)

No incremental shares are included in the EPS calculations due to the net loss in each of the fiscal years.


NOTE J - STOCK WARRANTS

  In connection with the acquisition of OPT in 1994, warrants to purchase 66,667 shares of the company's common stock at $1.50 per share were issued to Chemical Bank New Jersey N.A. The warrants expire on September 1, 2003. As of April 30, 1997 and 1998, there was no dilutive effect from these warrants.


NOTE K - ACCRUED LIABILITIES

  Accrued liabilities consist of the following:

Employee related expenses            $338,000
Other, including interest             104,000

                                     $442,000












                       41
NOTE L - NOTE PAYABLE TO FORMER OFFICER

  The company has a $429,000 promissory note with Alfred F. Marsh, former President of
Torotel, Inc., dated July 10, 1996. The amount of this note consists of the principal sum of $250,000 from a note executed in April 1986, plus $179,000 of accrued unpaid interest. For the year ended April 30, 1998, the company incurred $41,000 in interest on the note. The outstanding balance of this unsecured note bears interest at a fixed rate of 10% per annum. The note requires monthly principal and interest payments of $10,881, and matures on July 1, 2000. Under the terms of the note, no payments shall be made to Mr. Marsh as long as any default condition exists under the terms of the company's credit agreement with PNBT, unless the bank has waived the default condition prior to any payment. As of April
30, 1998, the aggregate amount due under the
note is $438,000, which consists of the
outstanding principal balance of $384,000 plus accrued interest of $54,000. The company has suspended all payments under the note due to the reasons discussed in Note N of Notes to Consolidated Financial Statements.


NOTE M - DIVIDEND RESTRICTIONS

  The company's credit agreement prohibits the payment of cash dividends without the prior consent of PNBT.


NOTE N - CONTINGENCY FOR ESTIMATED PENALTY

  On May 6, 1997, Torotel Products, Inc. was
accepted into the Voluntary Disclosure Program
of the United States Department of Defense
(DOD), resulting from its failure to perform
some required "thermal shock" testing as
frequently as required, and inaccurately
certifying that all required testing had been
performed.  As a result of the company's
investigation into the testing deficiencies,
which was first reported in November 1996, the
company recorded an estimated charge of
$416,000 against earnings in the fourth quarter
of its fiscal year ended April 30, 1997.
Because the investigation was ongoing, the
company subsequently determined that there also
were some deficiencies in performing some
required electrical testing as frequently as
required.
                       42
As a result, the company recorded an additional estimated charge of $70,000 against earnings in the first quarter of its fiscal year ended
April 30 , 1998.  The company does not
anticipate incurring any additional major charges related to the investigation; however, the aggregate amount of the estimated penalty is still subject to fluctuation as further evidence is investigated. At this time, the company is not certain when payment of the damage amount will be required; however, the company does not anticipate making any payments during the fiscal year ending April 30, 1999.
As a result, the entire $486,000 has been classified as a long-term liability in the accompanying consolidated balance sheet.
  The company believes that certain of its former officers may have been responsible for the misconduct related to the test failures, and will evaluate ways of recovering the damages once the government completes its investigation. In the meantime, the company has suspended all payments under a note payable to a former officer (see Note L of Notes to Consolidated Financial Statements), and does not anticipate making any further payments during the next twelve months. As a result, as of April 30, 1998, the aggregate amount due of $438,000, which consists of the outstanding principal of $384,000 plus the accrued interest of $54,000, has been classified as a long-term liability in the accompanying consolidated balance sheet.
  The legal fees associated with the DOD
investigation have amounted to $68,000 during the fiscal year ended April 30, 1998, and $203,000 in fiscal 1997.


NOTE O - SPECIAL CHARGES AND CREDITS

  For the year ended April 30, 1998, selling,
general and administrative expenses as
presented in the accompanying consolidated
statements of operations included special
charges of $159,000, which consisted of $91,000
for legal fees and claim notice publications
associated with the lawsuit discussed in Note P
of Notes to Consolidated Financial Statements,
and $68,000 for legal fees associated with the
DOD investigation discussed in Note N of Notes
to Consolidated Financial Statements; other
expense, net as presented in the accompanying
consolidated statements of operations included
special charges of $346,000, which consisted of
$276,000 for the settlement of the lawsuit
                       43
discussed in Note P of Notes to Consolidated
Financial Statements, and $70,000 for the additional estimated penalty discussed in Note
N of Notes to Consolidated Financial
Statements.
  For the year ended April 30, 1997, selling, general and administrative expenses as presented in the accompanying consolidated statements of operations included special charges of $587,000, which consisted of $107,000 for expenses associated with the terminated stock sale to Brockson Technologies
Group, LLC.; $277,000 for charges associated with the restructuring of Torotel Products' operations; and $203,000 for legal fees associated with the DOD investigation discussed in Note N of Notes to Consolidated Financial
Statements; other expense, net as presented in the accompanying consolidated statements of operations included a special charge of $416,000 for the estimated penalty discussed in Note N of Notes to Consolidated Financial
Statements.


NOTE P - SETTLEMENT OF LITIGATION

  At a hearing held on July 23, 1998, the U.S..
District Court for the Western District of
Missouri gave final approval to a settlement that ended a class action alleging racial discrimination in hiring by Torotel Products, Inc. The lawsuit, Turner v. Torotel, Inc., et al., Case No. 96-0646-CV-W-5, was filed on June
18, 1996. The plaintiff, Joseph Turner, alleged a racially motivated failure to hire and that Torotel Products, Inc. discriminated against minorities in its hiring practices at its facility in Grandview, Missouri.
Plaintiff's motion to have the case certified as a class action was approved by the court on September 30, 1997.
  As part of the settlement, Torotel agreed to provide monetary compensation to the class. A settlement fund will be established, to which Torotel will contribute: (1) $200,000 in cash, which will be paid in eight quarterly installments of $25,000; (2) warrants to purchase 100,000 shares of Torotel, Inc. common stock at $.75 per share; and (3) the 17-acre parcel of industrial real estate, located in Kansas City, Missouri, having a book cost of $76,000. Torotel is entitled to 75% of any net proceeds in excess of $250,000 from the sale of the real estate. The total cost recorded for

                       44
the settlement was approximately $276,000, or 10 cents per diluted share, which was recorded in the company's fourth fiscal quarter ended
April 30, 1998. Torotel Products has further agreed to implement changes to improve its hiring process and to give preferential treatment to class members for any entry-level job openings in production.
  Torotel Products expressly denies any
wrongdoing in conjunction with this litigation;
however, the economics of the case made the settlement a better option. The company was facing a lengthy court case and high litigation costs. In addition, this litigation was becoming an impediment for moving forward with future plans.


NOTE Q - ACQUISITION

  On July 24, 1998, the company entered into a letter of intent for a possible business combination with Caloyeras, Inc., d/b/a
Electronika, Inc. (which also will include the business and assets of its affiliate, Magnetika/East). This manufacturer of magnetic components had net sales of $1.8 million, and normalized and adjusted pretax profits of $575,000 for its last fiscal year. These are unaudited results provided by Caloyeras, Inc.
In connection with this business combination, Torotel, Inc. would exchange 1.8 million shares of its common stock, and $2.5 million of a new class of preferred stock (5 percent cumulative, non-participating), for 100 percent of the outstanding securities of Caloyeras, Inc. In addition, the founder's family shareholders of Torotel, Inc. would form a voting trust or similar arrangement, pursuant to which Peter B.
Caloyeras would be allowed to vote 525,165 shares of common stock of Torotel, Inc. owned by the Sizemore family. As a result of these transactions, the Caloyeras family would acquire more than 50 percent of the voting control of Torotel, Inc. This transaction is subject to, among other things, due diligence, the negotiation and execution of definitive agreements, and the approval of Torotel, Inc.'s shareholders. There can be no assurance that the parties will consummate the transaction contemplated by the letter of intent.





                       45
NOTE R - INDUSTRY SEGMENT INFORMATION

  The following industry information consists of the components segment, which includes the magnetic components product lines of Torotel
Products and OPT, and the telecommunications segment, which includes OPT's switching power supplies.
  For the year ended April 30, 1998, sales by the components segment to Boeing Space &
Defense were 13% of consolidated net sales;
sales by the telecommunications segment to Silicon Graphics (formerly Cray Research) were
14% of consolidated net sales. For the year ended April 30, 1997, the components segment did not have any major customers that accounted for more than 10% of consolidated net sales;
sales by the telecommunications segment to Silicon Graphics were 28% of consolidated net sales. Intersegment and export sales were not significant. Sales of the components segment to defense contractors for conventional military applications for years ended April 30, 1998 and 1997, were approximately 65%.
  The following table summarizes certain
industry segment information for the year ending April 30, 1998 and 1997.

                          1998          1997
Sales to unaffiliated
 customers:
  Components          $ 9,527,000  $10,060,000
  Telecommunications    2,211,000    4,610,000
                      $11,738,000  $14,670,000
Earnings (loss)
 from operations:
  Components          $  (184,000) $    64,000
  Telecommunications     (260,000)     396,000
  Corporate              (227,000)    (424,000)
                      $  (671,000) $    36,000
Identifiable assets:
  Components          $ 5,202,000  $ 4,800,000
  Telecommunications    1,235,000    2,147,000
  Corporate                84,000      332,000
                      $ 6,521,000  $ 7,279,000
Capital expenditures:
  Components          $    90,000  $   133,000
  Telecommunications       44,000      159,000
                      $   134,000  $   292,000
Depreciation and
 amortization
 expense:
  Components          $   227,000  $   212,000
  Telecommunications      123,000      106,000
                      $   350,000  $   318,000

                       46
  The effect of the change in accounting method
(see Note C of Notes to Consolidated Financial
Statements) was to decrease earnings from operations of the components segment by approximately $270,000 for the year ended April
30, 1997.


















































                       47
SUPPLEMENTARY QUARTERLY FINANCIAL DATA
  (Unaudited)


  The following tables summarize certain
selected quarterly unaudited consolidated financial data for the last two fiscal years and should be read in conjunction with the Consolidated Financial Statements for the years ended April 30, 1998 and 1997, included herein, with special consideration given to Note C of Notes to Consolidated Financial Statements (in thousands, except per share data):

              Fiscal 1998 by Quarter
                     4th      3rd       2nd     1st
Net sales          $ 2,619   $2,477   $3,265  $3,377
Gross profit       $   324   $  472   $  715  $  926
Net loss           $(1,007)  $ (392)  $ (102) $  (22)
Basic loss
 per share         $  (.36)  $ (.14)  $ (.03) $ (.01)
Diluted loss
 per share         $  (.36)  $ (.14)  $ (.03) $ (.01)

             Fiscal 1997 by Quarter
                     4th      3rd      2nd      1st
Net sales          $ 3,329   $3,506   $3,768  $4,067
Gross profit       $   846   $  909   $1,017  $1,120
Earnings (loss)
 before cumulative
 effect of change
 in method of
accounting         $  (616)  $   81   $ (200) $   76
Basic earnings
 (loss) per share
 before cumulative
 effect            $  (.22)  $  .03   $ (.07) $  .03
Diluted earnings
 (loss) per share
before cumulative
 effect            $  (.22)  $  .03   $ (.07) $  .03











                       48
                    PART III


ITEM 9.  Directors, Executive Officers,
          Promoters and Control Persons,
          Compliance With Section 16(a)
          of the Exchange Act

  As of the date of this Annual Report, all directors and officers are in compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934.
Biographical summaries concerning individuals serving on the Board of Directors, the company's executive officers and significant employees, are shown below. Dale H. Sizemore, Jr., both a Director and executive officer, and Richard A. Sizemore, a Director, are brothers.

Dale H. Sizemore, Jr., age 46
Chairman of the Board and Chief Executive
  Officer of Torotel, Inc.

Mr. Sizemore became a Director of the
Corporation in 1984. He has served as Chairman since 1995, and served as President from 1995 to 1996. He was President of Kansas
Communications in Lenexa, Kansas from 1983 to
1995, and served as their Chairman of the Board and Treasurer from 1995 to 1998.Mr. Sizemore is presently self-employed.

Christian T. Hughes, age 49
President and Chief Operating Officer of
  Torotel, Inc.,
President of Torotel Products, Inc. and OPT
  Industries, Inc.

Mr. Hughes became a Director of the Corporation in 1995. He became President and Chief
Operating Officer in 1996. He became President of Torotel Products in 1996, and President of OPT Industries in 1995. He joined OPT in 1992 as Vice President of Sales and Marketing, and became Executive Vice President in 1993. Prior to joining OPT, Mr. Hughes was Vice President of Sales for Hitran Corporation in Flemington,
New Jersey, from 1987 to 1992.








                       49
Ronald L. Benjamin, age 53
President of Resource and Development Group,
  Inc.

Mr. Benjamin became a Director of the
Corporation in 1993. He has been President of Resource and Development Group in Lenexa,
Kansas, since 1985. Mr. Benjamin is also a 50% owner of Robinson Potato Supply. He holds a B.S. degree in electrical engineering from Bucknell University and received his
M.B.A. from Harvard University.

Dr. Thomas L. Lyon, Jr., age 54
Professor and Academic Chair of the Executive
  Fellows Program at Rockhurst College

Dr. Lyon became a Director of the Corporation in 1993. He is a professor and Academic Chair of the Executive Fellows Program at Rockhurst
College in Kansas City, Missouri. Dr. Lyon is a past director of the Graduate and Undergraduate Business Division, has served as the Acting Dean of the School of Management, and was the first director of Rockhurst's
M.B.A. Program.  He has been at Rockhurst since
1975. He holds his B.A. in economics from Rockhurst, and his M.A. in economics and Ph.D.
in economics and finance from the University of Missouri.


Richard A. Sizemore, age 38
President of Interactive Design, Inc.

Mr. Sizemore became a Director of the
Corporation in 1995. He has been owner and President of Interactive Design, Inc. in
Lenexa, Kansas, since 1987.  He holds a B.S.
degree in electrical engineering and an M.B.A.
from the University of Kansas.















                       50
H. James Serrone, age 43
Vice President of Finance, Chief Financial
  Officer, and Secretary of Torotel, Inc.,
  Vice President of Finance and Acting General
  Manager of Torotel Products, Inc.
  Vice President of Finance of OPT Industries,
  Inc.

Mr. Serrone joined Torotel in 1979, became
Controller in 1982, and was named Vice
President in 1993. He has served as Secretary since 1996. Mr. Serrone has served as Vice
President of Torotel Products since 1992, and as Acting General Manager since August 1996.
He became Vice President of OPT Industries in
1993.


ITEM 10.  Executive Compensation

  The following table sets forth the
compensation of the named executive officers for each of the company's last three completed fiscal years.

          Summary Compensation Table
                                      Long
                                      Term
  Name                              Compensa-    All
   and                                tion      Other
Principal    Annual Compensation    Options    Compen
 Position    Year  Salary   Bonus   Awarded   saation
Dale H.
 Sizemore,
 Jr. (a)     1998  $ -0-     $ -0-    -0-     $  -0-
Chief        1997  $ -0-     $ -0-    -0-     $  -0-
Executive    1996  $ -0-     $ -0-    -0-     $  -0-
Officer


Christian T.
 Hughes (b)  1998  $124,216  $ -0-    -0-     $  -0-
President    1997  $126,676  $36,000 37,500   $ 7,500
 and Chief
 Operating
 Officer


Alfred F.
 Marsh (c)   1996  $ 24,078  $ -0-     -0-    $  -0-
Former
 President
 and Chief
 Executive
 Officer

                       51

(a)  Dale H. Sizemore, Jr. became Chief
     Executive Officer effective August 4,
     1996.
(b) Christian T. Hughes became President and
    Chief Operating Officer effective
    September 16, 1996.

(c) Alfred F. Marsh served as President and
    Chief Executive Officer during the period of May 1 to August 3 of fiscal 1996.

Option Grants

  There were no grants of stock options made to any executive officers during the company's last completed fiscal year.


Aggregated Option Exercises and Fiscal Year-End
  Option Value Table

  The following table sets forth the aggregate stock option exercises made during the last completed fiscal year and the fiscal year-end option values for each of the named executive officers.


Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

                                             Value of
                             Number of      Unexercised
                            Unexercised    In-the-Money
                             Options at     Options at
           Shares           Fiscal Year-   Fiscal Year-
          Acquired   Value      End             End
             on      Real-  Exercisable/    Exercisable/
Name      Exercise   ized   Unexercisable  Unexercisable

Dale H.
 Sizemore,
 Jr.         -0-   $  -0-        -0-          $  -0-
                                 -0-          $  -0-

Christian T.
 Hughes      -0-   $  -0-        -0-          $  -0-
                                37,500        $  -0-






                       52
Compensation of Directors

  During the fiscal year ended April 30, 1998, Christian T. Hughes was compensated at the rate of $100 per Board meeting attended. Ronald L.
Benjamin, Dr. Thomas L. Lyon, Jr., Dale H.
Sizemore, Jr., and Richard A. Sizemore were compensated at the rate of $6,000 per fiscal year, plus $600 per Board meeting attended, and $400 per Committee meeting attended.

ITEM 11.  Security Ownership of Certain
  Beneficial Owners and Management

Certain Beneficial Owners

  The following persons beneficially owned more than 5% of the outstanding common stock of the company as of August 7, 1998.

Name and Address                   Amount
  of Beneficial       Title of   Beneficially    Percent
    Owner              Class       Owned        of Class

Richard A. Sizemore    Common      203,634 (a)     7.2%
Linda V. Sizemore
8356 Hallet
Lenexa, KS  66215

Sizemore Enterprises   Common      200,506 (b)     7.1%
2705 W. 121st Terrace
Leawood, KS  66209

Gregory M. Sizemore    Common      200,432 (c)     7.1%
Julie Sizemore
12735 Mohawk Circle
Lenexa, KS  66209

Peter B. Caloyeras     Common      198,900 (d)     7.1%
Caloyeras Family
 Partnership
2041 W. 139th Street
Gardena, CA  90249

Dale H. Sizemore, Jr.  Common      177,923 (e)     6.3%
Carol J. Sizemore
2705 W. 121st Terrace
Leawood, KS  66209

Thomas E. Foster       Common      176,600 (f)     6.3%
5506 Brite Drive
Bethesda, MD  20817

Paulette A. Durso      Common      165,437 (g)     5.9%
3917 N.E. 59th St.
Kansas City, MO  64119

                       53
(a) Richard A. Sizemore and Linda V. Sizemore are husband and wife. Mr. and Mrs. Sizemore's individual direct ownerships are 140,256 and 15,666 shares, respectively. Mr. Sizemore's indirect ownership is 47,712 shares, which are owned by Mr. Sizemore as trustee for his children.

(b) Sizemore Enterprises is a general
partnership.  The general partners are Dale H.
Sizemore, Jr., Paulette Durso, Gregory M.
Sizemore, and Richard A. Sizemore, who are brothers and sister.

(c) Gregory M. Sizemore and Julie Sizemore are husband and wife. Mr. and Mrs. Sizemore's individual direct ownerships are 137,654 and 15,666 shares, respectively. Mr. Sizemore's indirect ownership is 47,112 shares, which are owned by Mr. Sizemore as trustee for his children.

(d) Mr. Caloyeras' is the beneficial owner and has the sole power to vote or to direct the vote of the 198,900 shares held by the Caloyeras Family Partnership (see Note Q of
Notes to the Consolidated Financial
Statements).

(e) Dale H. Sizemore, Jr. and Carol J. Sizemore are husband and wife. Mr. and Mrs. Sizemore's individual direct ownerships are 130,964 and 4,351 shares, respectively. Mr. Sizemore's indirect ownership is 32,608 shares, which are owned by Mr. Sizemore as trustee for his children.

(f) Mr. Foster's direct ownership is 176,600 shares.

(g) Ms. Durso's direct ownership is 131,749
shares. Her indirect ownership is 33,688 shares, which are owned by Ms. Durso as trustee for her children.












                      54
Management

  The following table sets forth the
individuals serving on the Board of Directors, the company's executive officers and significant employees, and information with respect to the number of shares of the company's common stock beneficially owned by each of them directly or indirectly, as of August 7, 1998. The number of shares beneficially owned includes shares, if any, held in the name of the spouse, minor children, or other relative of the individual living in his home, as well as shares, if any, held in the name of another person under an arrangement whereby the individual enjoys the right to vote or the use of the income, or whereby the individual can vest or revest title in himself at once or at some future time. The business address of each person listed below is 13402
South 71 Highway, Grandview, Missouri 64030.
Dale H. Sizemore, Jr., both a Director and executive officer, and Richard A. Sizemore, a Director, are brothers (see Note Q of Notes to
Consolidated Financial Statements).

Name and Address                   Amount
  of Beneficial       Title of   Beneficially    Percent
    Owner              Class       Owned        of Class

Dale H Sizemore, Jr.   Common      378,429 (a)    13.5%
Chairman of the Board
 and Chief Executive
 Officer

Christian T. Hughes    Common        -0-           0.0%
Director
President and Chief
 Operating Officer

Ronald L. Benjamin     Common        -0-           0.0%
Director

Dr. Thomas L.
 Lyons, Jr.            Common          210         0.0%
Director

Richard A. Sizemore    Common      404,140 (b)    14.4%
Director

H. James Serrone       Common       10,273 (c)     0.4%
Vice President and
Chief Financial
 Officer

Directors and
 Executive            Common      592,435 (d)    21.1%
Officers as a Group
(6 persons)

(a) Dale H. Sizemore, Jr.'s beneficial
ownership includes 200,506 shares owned by Sizemore Enterprises, a General Partnership in which Mr. Sizemore is a general partner.

(b) Richard A. Sizemore's beneficial ownership includes 200,506 shares owned by Sizemore
Enterprises, a General Partnership in which Mr.
Sizemore is a general partner.

(c) H. James Serrone's beneficial ownership includes 3,357 shares which are acquirable within 60 days pursuant to the exercise of outstanding stock options.

(d) The beneficial ownership of all directors and executive officers as a group includes
3,357 shares which are acquirable within 60 days pursuant to the exercise of outstanding stock options. In addition, the percentage ownership of the individuals identified in the above table does not equal the percentage ownership of all directors and executive officers as a group because the 200,506 shares owned by Sizemore Enterprises, a General
Partnership in which Dale H. Sizemore, Jr. and
Richard A. Sizemore are general partners, is only included once in the total beneficial ownership of 592,546 shares.

ITEM 12.  Certain Relationships and Related
  Transactions

  Indebtedness to Former Officer

  The company has a $429,000 promissory note
with Alfred F. Marsh, former President of
Torotel, Inc., dated July 10, 1996.  The amount
of this note consists of the principal sum of
$250,000 from a note executed in April 1986,
plus $179,000 of accrued unpaid interest.  For
the year ended April 30, 1998, the company
incurred $41,000 in interest on the note.  The
outstanding balance of this unsecured note
bears interest at a fixed rate of 10% per
annum.  The note requires monthly principal and
interest payments of $10,881, and matures on
July 1, 2000.  Under the terms of the note, no
payments shall be made to Mr. Marsh as long as
any default condition exists under the terms of
                       55
the company's credit agreement with PNBT, unless the bank has waived the default condition prior to any payment. As of April
30, 1998, the aggregate amount due under the
note is $438,000, which consists of the
outstanding principal balance of $384,000 plus accrued interest of $54,000. The company has suspended all payments under the note due to the reasons discussed in Note N of Notes to Consolidated Financial Statements.


ITEM 13.  Exhibits and Reports on Form 8-K

(a)  Exhibits

                                           Page
Exhibit 21    Subsidiaries of
               the Registrant               40
Exhibit 23    Consent of Independent
               Certified Public
               Accountants                  41
Exhibit 99    Undertakings                  42

(b)  Reports on Form 8-K

      No reports on Form 8-K were filed during the fourth quarter of the year ended April 30, 1998.



























EXHIBIT 21


SUBSIDIARIES OF THE REGISTRANT


(a)  Subsidiary (wholly-owned) Torotel
Products, Inc. (a Missouri corporation)

(b)  Subsidiary (wholly-owned) OPT Industries,
Inc. (a New Jersey corporation)












































                       57

EXHIBIT 23


CONSENT OF INDEPENDENT CERTIFIED PUBLIC
  ACCOUNTANTS



We have issued our report dated June 19, 1998, accompanying the consolidated financial statements incorporated by reference or included in the Annual Report of Torotel, Inc.
on Form 10-KSB for the year ended April 30, 1998. We hereby consent to the incorporation by reference of said report in the Registration
Statements of Torotel, Inc. on Form S-8 (File
Nos. 2-88012, 2-54748, 2-78819, and 2-78896).






/s/GRANT THORNTON LLP











Kansas City, Missouri
August 11, 1998


















EXHIBIT 99




To Be Incorporated by Reference Into Form S-8
           Registration Statements


                   UNDERTAKINGS



  The undersigned registrant hereby undertakes:

  (1)  To file, during any period in which
offers or sales are being made, a post-
effective amendment to this registration statement: (i) to include any prospectus required by section 10(a)(3) of the Securities
Act of 1933; (ii) to reflect in the prospectus any facts or events arising after the effective date of the registration statement (or the most recent post-effective amendment thereof) which, individually or in the aggregate, represents a fundamental change in the information set forth in the registration statement; (iii) to include any material information with respect to the plan of distribution not previously disclosed in the registration statement or any material change to such information in the registration statement; Provided however, that paragraphs (a)(1)(i) and (a)(1)(ii) do not apply if the registration statement is on Form
S-3 or Form S-8 and the information required to be included in a post-effective amendment by those paragraphs is contained in periodic reports filed with or furnished to the Commission by the registrant pursuant to section 13 or section 15(d) of the Securities
Exchange Act of 1934 that are incorporated by reference in the registration statement.
  (2) That, for the purpose of determining any liability under the Securities Act of 1933, each such post-effective amendment shall be deemed to be a new registration statement relating to the securities offered therein, and the offering of such securities at that time shall be deemed to be the initial bona fide offering thereof.
  (3)  To remove from registration by means of
a post-effective amendment any of the
securities being registered which remain unsold at the termination of the offering.


                       59
  The undersigned registrant hereby undertakes that, for purposes of determining any liability under the Securities Act of 1933, each filing of the registrant's annual report pursuant to section 13(a) or section 15(d) of the
Securities Exchange Act of 1934 (and, where applicable, each filing of an employee benefit plan's annual report pursuant to section 15(d) of the Securities Exchange Act of 1934) that is incorporated by reference in the registration statement shall be deemed to be a new registration statement relating to the securities offered therein, and the offering of such securities at that time shall be deemed to be the initial bona fide offering thereof.

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

      Date:    August 11, 1998

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   /s/  Dale H. Sizemore, Jr.
      Dale H. Sizemore, Jr.
      Chairman of the Board,
      Chief Executive Officer
      and Director
      Date:    August 11, 1998


By::  /s/  Christian T. Hughes
      Christian T. Hughes
      President, Chief Operating
      Officer and Director

      Date:    August 11, 1998


By::   /s/  Ronald L. Benjamin
       Ronald L. Benjamin
       Director

       Date:    August 11, 1998


By::   /s/  Dr. Thomas L. Lyon, Jr.
       Dr. Thomas L. Lyon, Jr.
       Director
       Date:    August 11, 1998



                       61
By::   /s/  Richard A. Sizemore
       Richard A. Sizemore
       Director
       Date:    August 11, 1998



By::   /s/  H. James Serrone
       H. James Serrone
       Vice President of Finance and
       Chief Financial Officer
       Date:    August 11, 1998









































