Form 10QSB
period 1998-07-31
TOROTEL INC
filed 1998-09-14
CIK 98752

FORM 10-QSB



Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended July 31, 1998

          Commission File No. 2-33256


          TOROTEL, INC.
(Exact name of small business issuer as
      specified in its charter)


  MISSOURI                       44-0610086
(State or other            (I.R.S. Employer
 jurisdiction of          Identification No.)
incorporation or
 organization)


13402 S 71 HIGHWAY, GRANDVIEW, MISSOURI  64030
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

         Yes    X     No


As of September 10, 1998, there were 2,810,985 shares of Common Stock, $.50 Par Value, outstanding.








       TOROTEL, INC. AND SUBSIDIARIES



                  INDEX



PART I.      FINANCIAL INFORMATION

 Item 1.   Financial Statements

  Consolidated Balance Sheet as
   of July 31, 1998

  Consolidated Statements of Operations
    for the three months ended July 31,
    1998 and 1997

  Consolidated Statements of Cash Flows
    for the three months ended July 31,
    1998 and 1997

  Notes to Consolidated Financial Statements

 Item 2.   Management's Discussion and
            Analysis or Plan of Operation



PART II.     OTHER INFORMATION

 Item 1.   Legal Proceedings

 Item 6.   Exhibits and Reports on Form 8-K



SIGNATURES





PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

CONSOLIDATED BALANCE SHEET (Unaudited)
As of July 31, 1998

ASSETS

Current assets:
Cash                               $     9,000
Accounts receivable, net             1,505,000
Inventories (Note 3)                 3,224,000
Prepaid expenses and other current
  assets                               172,000
Asset held for disposal                 76,000
                                     4,986,000

Property, plant and equipment, net   1,517,000

Other assets                            44,000

                                   $ 6,547,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term revolving credit
    line (Note 5)                  $ 1,994,000
  Current maturities of
    long-term debt                     284,000
  Trade accounts payable               904,000
  Accrued liabilities                  462,000
                                     3,644,000

Long-term debt, less current
  maturities                         1,530,000

Note and interest payable to
  former officer (Note 6)              448,000

Commitments and contingencies
  (Notes 6, 10 and 11)                 486,000

Stockholders' equity
 (Notes 7, 8, 9 and 10):
  Common stock, at par value         1,441,000
Capital in excess of par value       8,673,000
Accumulated deficit                 (9,470,000)
                                       644,000
Less treasury stock, at cost           205,000
                                       439,000

                                   $ 6,547,000
    The accompanying notes are an integral part of these statements.


CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
Three Months Ended July 31,


                           1998         1997

Net sales              $ 2,633,000  $ 3,377,000
Cost of goods sold       2,362,000    2,451,000

     Gross profit          271,000      926,000

Operating expenses:
Engineering                202,000      207,000
Selling, general and
  administrative           582,000      604,000
                           784,000      811,000

     Earnings (loss)
      from operations     (513,000)     115,000

Other expense:
  Interest expense          83,000       67,000
  Other, net                  -          70,000
                            83,000      137,000

     Loss before
      provision for income
       taxes              (596,000)    (22,000)

Provision for income
 taxes (Note 4)               -            -

Net loss              $   (596,000)  $ (22,000)


Basic loss per share
 (Note 7)             $ (.21)        $ (.01)

Diluted loss per
 share (Note 7)       $ (.21)        $ (.01)



  The accompanying notes are an integral part of these statements.











CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Three Months Ended July 31,


                        1998            1997

Cash flows from
 operating
 activities:
  Net loss       $     (596,000) $     (22,000)

  Adjustments to reconcile net loss to net cash
   provided by (used in) operations:
     Loss from estimated
      government penalty   -           70,000
     Depreciation and
      amortization       89,000        85,000
     Increase (decrease)
      in cash flows from operations
       resulting from changes in:
        Accounts
         receivable       59,000       239,000
        Inventories      (88,000)     (184,000)
        Prepaid
         expenses and
         other assets    (85,000)      (64,000)
        Trade accounts
         payable         209,000        72,000
        Accrued
         liabilities      20,000        64,000

Net cash provided by
 (used in) operating
  activities            (392,000)      260,000

Cash flows from
 investing activities:
  Capital expenditures   (38,000)      (26,000)

Cash flows from
 financing activities:
  Borrowings against
   credit line           948,000       100,000
  Payments against
   credit line          (515,000)     (370,000)
  Principal payments on
   long-term debt        (45,000)      (21,000)
  Payments on capital
   lease obligations      (6,000)       (4,000)
  Note and interest
   payable to former
   officer                10,000           -
  Proceeds from
   issuance of common
   stock                   1,000         1,000

Net cash provided by
  (used in) financing
  activities             393,000      (294,000)

Net decrease
 in cash           $     (37,000)    $ (60,000)
Cash at beginning
 of year                  46,000       196,000

Cash at end of July$       9,000     $ 136,000


Supplemental Disclosures of Cash Flow
Information
  Cash paid during the period for:
   Interest        $      73,000     $  55,000
   Income taxes    $          -      $    -

The accompanying notes are an integral part of these statements.











NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)



Note 1 - Basis of Presentation

     The accompanying unaudited consolidated
financial statements reflect the normal
recurring adjustments which are, in the opinion of management, necessary to present fairly the company's financial position at July 31, 1998, and the results of operations for the three months ended July 31, 1998.
     The financial statements contained herein should be read in conjunction with the company's financial statements and related notes filed on Form 10-KSB for the year ended
April 30, 1998.


Note 2 - Realization of Assets

     The accompanying consolidated financial
statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the company as a going concern. However, the company has sustained substantial losses in the first quarter of fiscal 1999, and in fiscal years
1998 and 1997. In addition, in the first quarter of fiscal 1999 and for fiscal year
1998, the company has used, rather than
provided, cash in its operations.  The
company's line of credit with PNBT expires
December 31, 1998 (see Note 5 of Notes to
Consolidated Financial Statements). If the bank does not renew the credit line, the entire outstanding balance would become due and payable. Although management believes the bank has an interest in continuing as the company's primary lender, the renewal of the credit line will be subject to, among other things, satisfactory review of the company's operating plans, cash needs, available collateral, and status of the possible acquisition (see Note 10 of Notes to Consolidated Financial Statements).
     In view of the matters described in the
preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the company's ability to meet its financing requirements on a continuing basis, to maintain present financing, and to succeed in its future operations. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.


Note 3 - Inventories

     The components of inventories are
summarized as follows:

  Raw materials                     $ 1,810,000
  Work in process                     1,004,000
  Finished goods                        410,000

                                    $ 3,224,000


Note 4 - Income Taxes

     The company has net operating loss and
credit carryforwards available as benefits to reduce future income taxes, subject to applicable limitations. These tax credit and operating loss carryforwards expire in various amounts in the years 1999 through 2013.
     The difference between the financial and tax bases of assets and liabilities is determined annually. Deferred income taxes and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to effect taxable income. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will, more likely than not, be realized. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets or liabilities.
     The following table summarizes the
components of the net deferred tax asset:

Net operating loss
 carryforwards                      $ 2,459,000
Inventory valuation reserve             229,000
Tax credit carryforwards                406,000
Property, plant and equipment           106,000
Other                                    52,000
                                      3,252,000
Less valuation allowance              3,252,000

                                    $     -

Note 5 - Short-term Revolving Credit Line

     The company has renewed its revolving
credit agreement with Phillipsburg National
Bank & Trust Company (PNBT) through December
31, 1998. At the present time, the agreement provides a $2,500,000 revolving credit line;
however, this amount will be reduced to
approximately $1.3 million upon closing of the product line sale discussed in Note 11 of Notes to Consolidated Financial Statements. The company is negotiating with the bank to increase the maximum limit to $1.7 million.
     Advances under the credit line are limited to the sum of 75% of eligible billed receivables and 50% of inventories, net of reserves. The revolving credit line is collateralized by trade accounts receivable, inventories, and a third lien mortgage on OPT's facility. Under the terms of the agreement, the outstanding balance of the revolving line bears interest at 1/2% over the bank's prime lending rate. As of July 31, 1998, the company had utilized $1,994,000 of the revolving credit line and the effective borrowing rate was 9%.
The company is required to comply with certain covenants including restrictions on the payment of cash dividends. As of July 31, 1998, the company was in violation of three financial covenants under the terms of the previous credit agreement with PNBT; however, the bank previously had waived compliance with the subject provisions through August 31, 1998, which was the expiration date of the previous credit line.


Note 6 - Contingency for Estimated Penalty

     On May 6, 1997, Torotel Products, Inc. was accepted into the Voluntary Disclosure Program of theUnited States Department of Defense, resulting from its failure to perform some required "thermal shock" testing as frequently as required, and inaccurately certifying that all required testing had been performed. As a result of the company's investigation into the thermal shock deficiencies, which was first reported in November 1996, the company recorded an estimated charge of $416,000 against earnings in the fourth quarter of its fiscal year ended April 30, 1997. Because the investigation was ongoing, the company subsequently determined that there also were some deficiencies in performing some required electrical testing as frequently as required.
As a result, the company recorded an additional estimated charge of $70,000 against earnings in the first quarter of its fiscal year ended
April 30, 1998.  The company does not
anticipate incurring any additional major charges related to the investigation; however, the aggregate amount of the estimated penalty is still subject to fluctuation as further evidence is investigated.
     At this time, the company is not certain when payment of the damage amount will be required; however, the company does not anticipate making any payments during the next twelve months. As a result, the entire
$486,000 has been classified as a long-term liability in the accompanying consolidated balance sheet.
     The company believes that certain of its former officers may have been responsible for the misconduct related to the test failures, and will evaluate ways of recovering the damages once the government completes its investigation. In the meantime, the company has suspended all principal and interest payments due under a note payable to a former officer, and does not anticipate making any further payments during the next twelve months.
As a result, as of July 31, 1998, the aggregate amount due of $448,000, which consists of the outstanding principal of $384,000 plus the accrued interest of $64,000, has been classified as a long-term liability in the accompanying consolidated balance sheet.
     The legal fees associated with the DOD
investigation have amounted to $1,000 during the current fiscal year, and $272,000 in aggregate since the investigation started in the third quarter of the fiscal year ended
April 30, 1997.


Note 7 - Earnings Per Share

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

                          1998          1997

Net loss          $    (596,000) $     (22,000)
Weighted average
 common shares
 outstanding          2,810,985      2,808,268
Incremental shares       -               -
Basic loss
  per share      $        (.21)  $       (.01)
Diluted loss
  per share      $        (.21)  $       (.01)


No incremental shares are included in the EPS calculations due to the net loss in each of the quarterly periods.


Note 8 - Employee Stock Options

     Employee stock options are accounted for under APB Opinion 25, Accounting for Stock
Issued to Employees, and related
interpretations. The exercise price of each option equals the market price of the company's common stock on the date of grant.
Accordingly, no compensation cost has been recognized. The company chose not to adopt
Statement of Financial Accounting Standards No.
123, Accounting for Stock-Based Compensation.
The fair value of the options under SFAS No.
123 is approximately $70,000 which is not deemed significant to earnings.


     Stock option transactions under the 1994
Incentive Compensation Plan for each period are summarized as follows:

                   1998                1997
           Weighted           Weighted
            Shares    Average  Shares   Average
             Under             Under
            Exercise          Exercise
             Option   Price    Option    Price
Outstanding
 at beginning
 of year    150,000   $1.00    150,000    $1.00
Granted        -        -         -         -
Exercised      -        -         -         -
Forfeited      -        -         -         -
Outstanding
 at end of
 July       150,000   $1.00    150,000    $1.00


Options
 exercisable
 at end
 of July       -        -         -         -
Weighted
 average
 fair value
 of options
 granted
 during the
 year          -        -         -         -

The following information applies to options outstanding at July 31, 1998:

Number outstanding                      150,000
Range of exercise prices                  $1.00
Weighted average exercise price           $1.00
Weighted average remaining contractual
 life                                 7.4 years


Note 9 - Stock Warrants

     Pursuant to a settlement that ended a
class action alleging racial discrimination in hiring by Torotel Products, Inc., the company agreed to issue a warrant certificate to the Torotel Settlement Fund to purchase 100,000 shares of Torotel, Inc. common stock at $.75 per share. The warrant is 100% vested upon issuance and cannot be exercised until the market price of the company's common stock reaches $2.00 per share. The warrant expires on May 4, 2003.
The warrant is deemed non-compensatory under Statement of Financial Accounting StandardsNo.
123, Accounting for Stock-Based Compensation.
Stock warrant transactions for each period are summarized as follows:

1998                1997
           Weighted           Weighted
            Shares    Average  Shares   Average
             Under             Under
            Exercise          Exercise
             Option   Price    Option    Price
Outstanding
 at beginning
 of year        -       -        -         -
Granted     100,000  $  .75      -         -
Exercised       -       -        -         -
Forfeited       -       -        -         -
Outstanding
 at end of
 July       100,000  $  .75      -         -


Warrants
 exercisable
 at end of
 July           -       -        -         -
Weighted
 average
 fair value
 of warrants
 granted
 during the
 year           -       -        -         -

The following information applies to warrants outstanding at July 31, 1998:

Number outstanding                     100,000
Range of exercise prices                $  .75
Weighted average exercise price         $  .75
Weighted average remaining
 contractual life                    4.75 years


Note 10 - Acquisition

     On July 24, 1998, the company entered into a letter of intent for a possible business combination with Caloyeras, Inc., d/b/a
Electronika, Inc. (which also will include the business and assets of its affiliate, Magnetika/East). This manufacturer of magnetic components had net sales of $1.8 million, and normalized and adjusted pretax profits of $575,000 for its last fiscal year. These are unaudited results provided by Caloyeras, Inc.
In connection with this business combination, Torotel, Inc. would exchange 1.8 million shares of its common stock, and $2.5 million of a new class of preferred stock (5 percent cumulative, non-participating), for 100 percent of the outstanding securities of Caloyeras, Inc. In addition, the founder's family shareholders of Torotel, Inc. would form a voting trust or similar arrangement, pursuant to whichPeter B.
Caloyeras would be allowed to vote 525,165 shares of common stock of Torotel, Inc. owned by the Sizemore family. As a result of these transactions, the Caloyeras family would acquire more than 50 percent of the voting control of Torotel, Inc. This transaction is subject to, among other things, due diligence, the negotiation and execution of definitive agreements, and the approval of Torotel, Inc.'s shareholders. There can be no assurance that the parties will consummate the transaction contemplated by the letter of intent.


Note 11 - Product Line Sale

On August 13, 1998, the company entered into a definitive agreement with Pico Electronics,
Inc. of Pelham, New York, which will purchase an ultra-miniature transformer and inductor product line from Torotel's wholly-owned subsidiary, OPT Industries, Inc., for a cash price of $1.25 million. The closing on the transaction is scheduled for September 18, 1998.
























Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
           OR PLAN OF OPERATION



     The discussion and analysis of the results of operations includes the operations of Torotel, Inc., and its subsidiaries, Torotel
Products, Inc. and OPT Industries, Inc.


THREE MONTHS ENDED JULY 31, 1998 VERSUS THREE
MONTHS ENDED JULY 31, 1997

     Net sales decreased 22%. The net sales of Torotel Products increased slightly from
$1,576,000 to $1,592,000.  OPT's net sales
decreased 42% from $1,801,000 to $1,041,000 due
primarily to lower sales of power supplies to a major customer. No significant orders are expected from this customer at this time. OPT did receive over $1.0 million in orders for its new power supplies products during the quarter ended July 31, 1998, which will contribute to higher sales in the second half of fiscal 1999.
     Gross profit as a percentage of net sales decreased 17%. The gross profit percentage of Torotel Products decreased 13% due primarily to labor inefficiencies. The gross profit percentage of OPT decreased 27% due to labor inefficiencies and lower sales volume without a comparable decrease in fixed production costs.
     Engineering expenses decreased 2%.  The
engineering expenses of Torotel Products decreased 12% from $73,000 to $64,000 due primarily to a $4,000 decrease in equipment rental costs, a $2,000 decrease in payroll costs, a $2,000 decrease in training costs, and a $1,000 decrease in travel costs. The engineering expenses of OPT increased 3% from $134,000 to $138,000 due primarily to $2,000 increase in recruiting costs and a $2,000 increase in costs for equipment repairs and maintenance.
     Selling, general and administrative (SG&A) expenses decreased 4%. The SG&A expenses of Torotel, Inc. decreased 17% from $53,000 to
$44,000 due primarily to a $5,000 decrease in directors fees and a $4,000 decrease in professional fees. The SG&A expenses of Torotel Products decreased 4% from $299,000 to
$287,000 due primarily to a $33,000 decrease in professional fees, a $4,000 decrease in sales commissions. These decreases were offset partially by a $12,000 increase in payroll costs, a $6,000 increase in hazardous waste disposal costs, a $5,000 increase in utilities costs and a $2,000 increase in costs for equipment repairs and maintenance. The SG&A expenses of OPT decreased slightly from $252,000 to $251,000.
     Interest expense increased 24%.  The
interest expense of Torotel, Inc. remained unchanged at $10,000. The interest expense of Torotel Products increased 45% from $29,000 to
$42,000 due to a higher aggregate borrowing level. The interest expense of OPT increased
11% from $28,000 to $31,000 due to a higher aggregate borrowing level.
     Sundry non-operating expense decreased due to a $70,000 charge in the quarter ended July
31, 1997, for an estimated penalty as discussed in Note 6 of Notes to Consolidated Financial
Statements.
For the reasons discussed above, the
consolidated pretax loss increased from $22,000 to $596,000. The pretax loss of Torotel, Inc.
decreased from $63,000 to $54,000. The pretax loss of Torotel Products increased from a profit of $49,000 to a loss of $75,000. The pretax loss of OPT increased from $8,000 to $467,000.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the company has relied on
funds generated internally and bank borrowings to meet its normal operating requirements and to service bank indebtedness. For the fiscal year ended April 30, 1998, the company incurred a pretax loss of $1,295,000. For the three months ended July 31, 1998, the company incurred an additional loss of $596,000.
Management does not anticipate any substantial increase in the present rate of sales during the next few months. As a result, further operating losses are likely; however, these losses will be offset by an anticipated gain from the product line sale discussed in Note 11 of Notes to Consolidated Financial Statements.
As of July 31, 1998, the company was in
violation of three financial covenants under the terms of the previous credit agreement with PNBT (see Note 5 of Notes to Consolidated
Financial Statements); however, the bank previously had waived compliance with the subject provisions through August 31, 1998, which was the expiration date of the revolving credit line. PNBT has renewed the company's line of credit through December 31, 1998. At the present time, the agreement provides a line of credit of $2,500,000; however, this amount will be reduced to approximately $1.3 million upon closing of the product line sale referenced above. The company is negotiating with the bank to increase the maximum limit to $1.7 million. In addition, PNBT will review the entire credit arrangement upon signing of a definitive agreement with Caloyeras, Inc. (see
Note 10 of Notes to Consolidated Financial
Statements). While the bank has expressed a willingness to continue as the company's primary lender, the renewal of the credit line will be subject to, among other things, satisfactory review of the company's operating plans, cash needs, available collateral, and status of the possible acquisition of Caloyeras, Inc. If the bank decides not to renew the credit line, it could affect the company's ability to continue as a going concern (see Note 2 of Notes to Consolidated
Financial Statements). While the company may be able to find an alternate source for financing, most likely it would be short-term in nature, carry substantially higher costs and lending rates, and be much more restrictive for liquidity purposes.
     During the three months ended July 31,
1998, the company's operating activities used
$392,000 in cash flow. Corporate related matters used $57,000. The operations of Torotel Products provided $312,000 in cash flow due primarily to a lower level of receivables and inventories, and a higher level of payables. OPT's operations used $647,000 in cash flow due primarily to pretax losses, and a higher level of receivables and inventories.
     Investing activities used $38,000 in cash flow for capital expenditures for production equipment and building improvements. The company expects investments of approximately
$125,000 for capital expenditures in fiscal
1999.
     Financing activities provided $393,000 in cash flow due primarily to increased borrowings against the revolving credit line. At July 31, 1998, the company had used $1,994,000 of its revolving credit line and had $506,000 available for future cash requirements, based on the lender's borrowing base formula.
     The company believes that inflation will have only a minimal effect on future operations since such effects will be offset by sales price increases which are not expected to have a significant effect upon demand.

Year 2000 Readiness

     Management is presently assessing both
operating companies for their Year 2000
readiness.  Extensive testing has been
performed on the main operating system and its software applications (which serves both operating companies), and it has been determined that both are Year 2000 compliant.
Both operations now are in the process of polling significant suppliers and customers to determine the extent to which either operation is vulnerable to those third parties' failure to remediate their own Year 2000 issues. In addition, various equipment is being tested to verify its Year 2000 functionality. The cost of these efforts has been and should continue to be minimal.
     The company believes all necessary steps are being taken to assure a smooth transition to the Year 2000. However, there is no guarantee that the systems of major suppliers and customers will be timely converted and would not have a material adverse effect on the company.


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














          PART II.   OTHER INFORMATION



Item 1.   Legal Proceedings

     There is one legal proceeding involving
the company.  On May 6, 1997, Torotel Products,
Inc. was accepted into the Voluntary Disclosure
Program by the Inspector General of the United
States Department of Defense, resulting from its failure to perform some required testing as frequently as required, and inaccurately certifying that all required testing had been performed. As a result of the company's investigation into the testing deficiencies, the company has recorded an estimated charge of $486,000 against earnings. The estimated penalty is still subject to fluctuation as further evidence is investigated. The company believes that certain of its former officers may have been responsible for the misconduct related to the test failures, and will evaluate ways of recovering the damages once the government completes its investigation. In the meantime, the company has suspended all payments under a note payable to a former officer.


Item 6.   Exhibits and Reports on Form 8-K

     a) Exhibit 27 -- Financial Data
         Schedule (electronic filings
         only)
     b) Reports on Form 8-K -- There was one
        report filed on Form 8-K during the
        three months ended July 31, 1998.  The
        report was dated July 29, 1998, and
        included information on the possible
        merger with Caloyeras, Inc. d/b/a
        Electronika, Inc. (which will also
        include the business and assets of its
        affiliate, Magnetika/East), as required
        by Item 5 of Form 8-K.













                SIGNATURES



     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Torotel, Inc.
(Registrant)




Date: September 11, 1998  /s/  H. James Serrone
                          H. James Serrone
                          Vice President of
                           Finance and Chief
                           Financial Officer