Form 10QSB
period 1998-12-11
TOROTEL INC
filed 1998-12-15
CIK 98752

FORM 10-QSB



    Quarterly Report Under Section 13 or 15(d) of the
               Securities Exchange Act of 1934

     For the quarterly period ended October 31, 1998

              Commission File No. 2-33256


                       TOROTEL, INC.
     (Exact name of small business issuer as specified
                      in its charter)


          MISSOURI                          44-0610086
(State or other jurisdiction of       (I.R.S. Employer
 incorporation or organization)    Identification No.)


   13402 SOUTH 71 HIGHWAY, GRANDVIEW, MISSOURI  64030
        (Address of principal executive offices)


                    (816) 761-6314
            (Issuers telephone number)


                        NONE
     (Former name, former address and former fiscal year, if change since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past
90 days.

             Yes    X     No


As of December 11, 1998, there were 2,811,590 shares of Common Stock, $.50 Par Value, outstanding.

















            TOROTEL, INC. AND SUBSIDIARIES



                         INDEX



PART I.     FINANCIAL INFORMATION

     Item 1.     Financial Statements

   Consolidated Balance Sheet as of October 31, 1998

   Consolidated Statements of Operations for the six months ended October 31, 1998 and 1997

   Consolidated Statements of Operations for the three months ended October 31, 1998 and 1997

   Consolidated Statements of Cash Flows for the six months ended October 31, 1998 and 1997

   Notes to Consolidated Financial Statements

     Item 2.     Managements Discussion and Analysis
                   or Plan of Operation



PART II.     OTHER INFORMATION

     Item 1.     Legal Proceedings

     Item 6.     Exhibits and Reports on Form 8-K



SIGNATURES
























PART I.     FINANCIAL INFORMATION


Item 1.     Financial Statements

CONSOLIDATED BALANCE SHEET (Unaudited)
As of October 31, 1998


ASSETS

Current assets:
  Cash                                 $      73,000
  Accounts receivable, net                   875,000
  Inventories (Note 3)                     3,047,000
  Prepaid expenses and
   other current assets                      156,000
  Asset held for disposal                     76,000
                                           4,227,000

Property, plant and equipment, net         1,438,000

Other assets                                 105,000

                                         $ 5,770,000

LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
  Short-term revolving credit line
    (Note 5)                             $ 1,203,000
Current maturities of long-term debt         284,000
Trade accounts payable                       654,000
Accrued liabilities                          313,000
                                           2,454,000

Long-term debt, less current maturities    1,479,000

Note and interest payable to former
  officer (Note 6)                           458,000

Commitments and contingencies
  (Notes 6 and 10)                           486,000

Stockholders equity
 (Notes 7, 8, 9 and 10):
  Common stock, at par value                1,441,000
  Capital in excess of par value            8,673,000
Accumulated deficit                        (9,016,000)
                                            1,098,000
Less treasury stock, at cost                  205,000
                                              893,000

                                          $ 5,770,000






The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Six Months Ended October 31,


                             1998          1997

Net sales               $  4,649,000   $  6,642,000
Cost of goods sold         4,106,000      5,001,000

     Gross profit            543,000      1,641,000

Operating expenses:
Engineering                  417,000        396,000
Selling, general and
   administrative          1,083,000      1,165,000
                           1,500,000      1,561,000

     Earnings (loss)
        from operations     (957,000)        80,000

Other income (expense):
     Interest expense          (169,000)      (133,000)
Other, net (Note 11)         984,000        (71,000)
                             815,000       (204,000)

     Loss before provision
       for income taxes     (142,000)      (124,000)

Provision for income
  taxes (Note 4)               -               -

Net loss               $    (142,000)   $  (124,000)


Basic loss per share
  (Note 7)                  $ (.05)        $ (.04)

Diluted loss per share
  (Note 7)                  $ (.05)        $ (.04)




















The accompanying notes are an integral part of these statements.


CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three Months Ended October 31,


                                1998         1997

Net sales                $  2,016,000   $  3,265,000
Cost of goods sold          1,744,000      2,550,000

     Gross profit             272,000        715,000

Operating expenses:
  Engineering                 215,000        189,000
  Selling, general and
    administrative            501,000        561,000
                              716,000        750,000

     Loss from operations    (444,000)       (35,000)

Other income (expense):
  Interest expense            (86,000)       (66,000)
  Other, net (Note 11)        984,000         (1,000)
                              898,000        (67,000)

     Earnings (loss) before
      provision for income
      taxes                   454,000       (102,000)

Provision for income taxes
  (Note 4)                       -              -

Net earnings (loss)        $  454,000      $(102,000)


Basic earnings (loss) per
  share (Note 7)           $  .16          $ (.04)

Diluted earnings (loss)
 per share (Note 7)        $  .16          $ (.04)






















The accompanying notes are an integral part of these statements.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Six Months Ended October 31,


                                   1998        1997

Cash flows from operating
  activities:
    Net loss                $   (142,000)  $ (124,000)

Adjustments to reconcile net loss to net cash
    provided by operations:
     Gain on sale of product
       line                     (984,000)       -
Loss from estimated government
  penalty                           -          70,000
Depreciation and amortization    171,000      172,000
Increase (decrease) in cash
  flows from operations
  resulting from changes in:
    Accounts receivable          689,000      228,000
    Inventories                 (177,000)    (219,000)
    Prepaid expenses and
      other assets              (130,000)     (72,000)
    Trade accounts payable       (41,000)    (107,000)
    Accrued liabilities         (129,000)     (53,000)

Net cash used in operating
  activities                    (743,000)    (105,000)

Cash flows from investing
  activities:
    Capital expenditures         (41,000)     (79,000)
    Proceeds from product line
      sale                     1,250,000         -

Net cash provided by (used in)
  investing activities         1,209,000      (79,000)

Cash flows from financing
  activities:
    Borrowings against
      credit line              1,692,000      785,000
    Payments against
      credit line             (2,050,000)    (670,000)
    Principal payments
      on long-term debt          (90,000)     (42,000)
    Payments on capital
     lease obligations           (12,000)      (7,000)
    Note and interest payable
      to former officer           20,000       34,000
    Proceeds from issuance
      of common stock              1,000        2,000

Net cash provided by (used in)
  financing activities          (439,000)     102,000

Net increase (decrease)
  in cash                  $      27,000  $  (82,000)
Cash at beginning of year         46,000     196,000

Cash at end of October     $      73,000  $  114,000


Supplemental Disclosures
  of Cash Flow Information
  Cash paid during the period for:
    Interest                   $    150,000  $ 110,000
    Income taxes               $       -     $   -























































The accompanying notes are an integral part of these statements.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements reflect the normal recurring adjustments which are, in the opinion of management, necessary to present fairly the companys financial position at October 31, 1998, and the results of operations for the three and six months ended October 31, 1998.
     The financial statements contained herein should be read in conjunction with the companys financial statements and related notes filed on Form 10-KSB for the year ended April 30, 1998.


Note 2 - Realization of Assets

     The accompanying consolidated financial
statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the company as a going concern. However, the company has sustained substantial operating losses in the first half of fiscal 1999, and in fiscal years 1998 and 1997. In addition, in the first half of fiscal 1999 and for fiscal year 1998, the company has used, rather than provided, cash in its operations. The companys line of credit with Phillipsburg National Bank & Trust
Company (PNBT) expires January 31, 1999 (see Note 5 of
Notes to Consolidated Financial Statements). If the bank does not renew the credit line, the entire outstanding balance would become due and payable.
While management believes the bank has an interest in continuing as the companys primary lender, renewal of the credit line will be subject to, among other things, satisfactory review of the companys operating plans, cash needs, available collateral, and the status of the possible acquisition (see Note 10 of Notes to Consolidated Financial Statements).
     In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the companys ability to meet its financing requirements on a continuing basis, to maintain present financing, and to succeed in its future operations. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.


Note 3 - Inventories

     The components of inventories are summarized as follows:

          Raw materials             $ 1,690,000
          Work in process              903,000
          Finished goods              454,000


$ 3,047,000


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

Net operating loss carryforwards         $ 2,305,000
Inventory valuation reserve                  229,000
Tax credit carryforwards                     406,000
Property, plant and equipment                106,000
Other                                         52,000
                                         $ 3,098,000
Less valuation allowance                   3,098,000

                                         $      -


Note 5 - Short-term Revolving Credit Line

     In September 1998, the company renewed its revolving credit agreement with PNBT through December
31, 1998; however, at the time of filing this Form 10-
QSB, the bank has verbally extended this expiration date to January 31, 1999. The credit agreement originally provided a $2,500,000 revolving credit line; however, this amount was reduced to $1,700,000 upon closing of the product line sale discussed in
Note 11 of Notes to Consolidated Financial Statements.
     Advances under the credit line are limited to the sum of 75% of eligible billed receivables and 50% of inventories, net of reserves. The revolving credit line is collateralized by trade accounts receivable, inventories, and a third lien mortgage on OPTs facility. Under the terms of the agreement, the outstanding balance of the revolving line bears interest at 1/2% over the banks prime lending rate.
As of October 31, 1998, the company had utilized
$1,203,000 of the revolving credit line and the effective borrowing rate was 8.5%. The company is required to comply with certain covenants including restrictions on the payment of cash dividends. As of October 31, 1998, the company was in violation of two financial covenants under the terms of the credit agreement with PNBT; however, the bank has waived compliance with the subject provisions through January
31, 1999, which is the verbal expiration date of the credit line.


Note 6 - Contingency for Estimated Penalty

     On May 6, 1997, Torotel Products, Inc. was accepted into the Voluntary Disclosure Program of the United States Department of Defense, resulting from its failure to perform some required thermal shock testing as frequently as required, and inaccurately certifying that all required testing had been performed. As a result of the companys investigation into the thermal shock deficiencies, which was first reported in November 1996, the company recorded an estimated charge of $416,000 against earnings in the fourth quarter of its fiscal year ended April 30, 1997. Because the investigation was ongoing, the company subsequently determined that there also were some deficiencies in performing some required electrical testing as frequently as required. As a result, the company recorded an additional estimated charge of $70,000 against earnings in the first quarter of its fiscal year ended April 30, 1998. The company does not anticipate incurring any additional major charges related to the investigation; however, the aggregate amount of the estimated penalty is still subject to fluctuation as further evidence is investigated.
     At this time, the company is not certain when payment of the damage amount will be required;
however, the company does not anticipate making any payments during the next twelve months. As a result, the entire $486,000 has been classified as a long-term liability in the accompanying consolidated balance sheet.
     The company believes that certain of its former officers may have been responsible for the misconduct related to the test failures, and will evaluate ways of recovering the damages once the government completes its investigation. In the meantime, the company has suspended all principal and interest payments due under a note payable to a former officer, and does not anticipate making any further payments during the next twelve months. As a result, as of October 31, 1998, the aggregate amount due of $458,000, which consists of the outstanding principal of $384,000 plus the accrued interest of $74,000, has been classified as a long-term liability in the accompanying consolidated balance sheet.
     The legal fees associated with the DOD
investigation have amounted to $1,000 during the current fiscal year, and $272,000 in aggregate since the investigation started in the third quarter of the fiscal year ended April 30, 1997.


Note 7 - Earnings Per Share

     In February 1997, the FASB issued Statement of
Financial Accounting Standards (SFAS)
No. 128, Earnings per Share, which replaces the presentation of primary earnings per share (EPS) with a presentation of basic EPS; requires dual presentation of basic and diluted EPS on the face of the statement of earnings regardless of whether basic and diluted EPS are the same; and requires a reconciliation of the numerator and denominator used in computing basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion 15. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The statement became effective for financial statements issued for periods ending after December 15, 1997, and requires restatement of all prior-period EPS data presented.
     Pursuant to the new statement, the basic and diluted earnings (loss) per common share were computed as follows:

Year-to-Date EPS Calculations     1998       1997

Net loss                       $(142,000) $(124,000)
Weighted average
  common shares outstanding    2,811,288  2,808,785
Incremental shares                 -         -

Basic loss per share           $  (.05)    $  (.04)
Diluted loss per share         $  (.05)    $  (.04)

No incremental shares are included in the year-to-date
EPS calculations due to the net loss in each period.


Quarterly EPS Calculations       1998        1997

Net earnings (loss)            $ 454,000  $ (102,000)
Weighted average common
  shares outstanding           2,811,590   2,809,003
Incremental shares                85,766      -

Basic earnings (loss) per share $    .16  $     (.04)
Diluted earnings (loss)
  per share                     $    .16  $     (.04)

No incremental shares are included in the quarterly
EPS calculations for 1997 due to the net loss in the period.


Note 8 - Employee Stock Options

     Employee stock options are accounted for under APB Opinion 25, Accounting for Stock Issued to
Employees, and related interpretations. The exercise price of each option equals the market price of the companys common stock on the date of grant.
Accordingly, no compensation cost has been recognized.
The company chose not to adopt Statement of Financial
Accounting Standards No. 123, Accounting for Stock-
Based Compensation. The fair value of the options under SFAS No. 123 is approximately $70,000 which is not deemed significant to earnings.
     Stock option transactions under the 1994
Incentive Compensation Plan for each period are summarized as follows:

                       1998               1997
                  Weighted           Weighted
                  Shares   Average    Shares  Average
                   Under   Exercise    Under  Exercise
                  Option     Price    Option    Price
Outstanding at
 beginning of
 year             150,000    $1.00    150,000   $1.00
Granted              -         -         -        -
Exercised            -         -         -        -
Forfeited            -         -         -        -
Outstanding at
 end of October   150,000     $1.00   150,000   $1.00


Options exercisable
 at end of October    -         -          -     -
Weighted average fair
 value of options
 granted during the
 year                 -         -          -     -

The following information applies to options outstanding at October 31, 1998:

Number outstanding                          150,000
Range of exercise prices                      $1.00
Weighted average exercise price               $1.00
Weighted average remaining contractual life 7.2 yrs.


Note 9 - Stock Warrants

     Pursuant to a settlement that ended a class action alleging racial discrimination in hiring by Torotel Products, Inc., the company agreed to issue a warrant certificate to the Torotel Settlement Fund to purchase 100,000 shares of Torotel, Inc. common stock at $.75 per share. The warrant is 100% vested upon issuance and cannot be exercised until the market price of the companys common stock reaches $2.00 per share. The warrant expires on May 4, 2003.
     The warrant is deemed non-compensatory under Statement of Financial Accounting Standards
No. 123, Accounting for Stock-Based Compensation.
Stock warrant transactions for each period are summarized as follows:

                    1998               1997
                  Weighted           Weighted
                  Shares   Average    Shares  Average
                   Under   Exercise    Under  Exercise
                  Option     Price    Option    Price
Outstanding at
 beginning of
 year                -         -         -        -
Granted           100,000    $.75        -        -
Exercised            -         -         -        -
Forfeited            -         -         -        -
Outstanding at
 end of October   100,000     $.75       -        -


Warrants exercisable
 at end of October    -         -          -     -
Weighted average fair
 value of options
 granted during the
 year                 -         -          -     -

The following information applies to warrants outstanding at October 31, 1998:

Number outstanding                      100,000
Range of exercise prices                   $.75
Weighted average exercise price            $.75
Weighted average remaining
  contractual life                        4.5 yrs


Note 10 - Acquisition

     On November 24, 1998, the company signed a definitive merger agreement with Electronika, Inc.
(formerly Caloyeras, Inc.), a private manufacturer of magnetic components. Completion of the merger will depend upon a review of Torotels preliminary Proxy
Statement by the Securities and Exchange

Commission (SEC), and approval by Torotels shareholders. The completion of the merger also is dependent on the satisfactory completion of customary due diligence investigations by Torotel and Electronika, and the receipt and approval of the disclosure schedules required by the merger agreement by December 24, 1998. The date of the shareholders meeting, as well as the Record Date for voting at the meeting, should be announced by mid-December. If all of the approvals are obtained, the merger should be finalized by mid-February 1999. These dates are subject to timely clearance by the SEC. The terms of the merger include:
* Torotel exchanging 1,800,000 of its common shares for all the outstanding Electronika shares.
*   Torotel depositing 2,500,000 shares of a new Class
A $1.00 Preferred Stock (5 percent cumulative, non-participating, non-convertible) into escrow for the benefit of the Electronika shareholders. The
Preferred Stock will be distributed annually over a five-year period based on Electronikas earnings performance following the merger.
*   Torotels founding family shareholders (the
Sizemore Family) will form a Voting Trust or similar arrangement, allowing Peter Caloyeras (Electronikas founder) to vote 525,165 shares of common stock held by the Sizemore Family, which will represent 11.4% of Torotels outstanding common stock after the merger.
After giving effect to the Merger and the Voting
Trust, the Caloyeras family will hold, or direct the voting of, 54.9% of Torotels outstanding common stock.
The term of the Voting Trust will coincide with the term of the Preferred Stock Escrow Period.


Note 11  Product Line Sale

     On September 18, 1998, Torotels wholly-owned subsidiary, OPT Industries, Inc., completed the sale of its ultra-miniature transformer and inductor product line to Pico Electronics, Inc. of Pelham, New
York. The company received cash proceeds of $1,250,000 from the sale, which resulted in a gain of $984,000, net of the value of the inventory and equipment associated with the product line.


Item 2.     MANAGEMENTS DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION


     The discussion and analysis of the results of operations includes the operations of Torotel, Inc., and its subsidiaries, Torotel Products, Inc. and OPT
Industries, Inc.


SIX MONTHS ENDED OCTOBER 31, 1998 VERSUS SIX MONTHS
ENDED OCTOBER 31, 1997

     Net sales decreased 30%. The net sales of Torotel Products decreased 5% from $3,036,000 to
$2,877,000 due primarily to lower sales of the potted coil assembly for the Hellfire II missile system. In recent years, sales of the potted coil assembly have accounted for about 25% of Torotel Products total sales; however, future sales of the potted coil assembly will be significantly lower and limited only to the number of Hellfire II missiles sold to foreign countries by the prime contractor(s). As a result, lower sales are expected at Torotel Products. OPTs net sales decreased 51% from $3,606,000 to $1,772,000 due primarily to lower sales of power supplies to a major customer. No significant orders are expected from this customer at this time. As discussed in Note
11 of Notes to Consolidated Financial Statements, OPT sold its ultra-miniature transformer and inductor product line. Sales from this product line for the six months ended October 31, 1997 and 1998, were 18% and 40% of OPTs total net sales, respectively. As a result, OPT does not expect any significant increase in sales in the next few months.
     Gross profit as a percentage of net sales decreased 13%. The gross profit percentage of Torotel
Products decreased 6% due primarily to labor inefficiencies. The gross profit percentage of OPT decreased nearly 28% due primarily to labor inefficiencies and lower sales volume without a comparable decrease in fixed production costs.
     Engineering expenses increased 5%.  The
engineering expenses of Torotel Products decreased 10%
from $141,000 to $126,000 due primarily to a $6,000
decrease in equipment rental costs, a $6,000 decrease in payroll costs, and a $3,000 decrease in travel costs. The engineering expenses of OPT increased 14% from $255,000 to $291,000 due to a $28,000 increase in payroll costs and an $8,000 increase in consulting costs.
     Selling, general and administrative (SG&A) expenses decreased 7%. The SG&A expenses of Torotel, Inc. decreased 19% from $117,000 to $95,000 due primarily to a $14,000 decrease in professional fees and an $8,000 decrease in directors fees. The SG&A expenses of Torotel Products decreased 6% from $556,000 to $523,000 due primarily to a $37,000 decrease in professional fees, an $8,000 decrease in sales commissions, and an $8,000 decrease in computer maintenance costs. These decreases were offset partially by an $8,000 management fee charge from OPT, an $8,000 increase in disposal costs for hazardous materials, and a $4,000 increase in copier rental costs. The SG&A expenses of OPT decreased nearly 6%
from $492,000 to $465,000 due primarily to an $23,000
decrease in sales commissions, an $8,000 management fee credit from Torotel Products, a $5,000 decrease in payroll costs, and a $2,000 decrease in travel costs.
These decreases were offset partially by an $11,000 increase in advertising costs.
     Interest expense increased 27%. The interest expense of Torotel, Inc. decreased slightly from $21,000 to $20,000. The interest expense of Torotel
Products increased nearly 35% from $60,000 to $81,000 due to a higher aggregate borrowing level. The interest expense of OPT increased 31% from $52,000 to $68,000 due to a higher aggregate borrowing level.
     Sundry non-operating income increased due to a $984,000 gain from the product line sale discussed in
Note 11 of Notes to Consolidated Financial Statements.
The six-month period last year had a sundry non-operating expense of $71,000 which included a $70,000 charge for an estimated penalty as discussed in Note 6 of Notes to Consolidated Financial Statements.
     For the reasons discussed above, the consolidated pretax loss increased from $124,000 to $142,000. The pretax loss of Torotel, Inc. decreased from $138,000 to $115,000. The pretax earnings of Torotel Products decreased from a profit of $10,000 to a loss of $95,000. The pretax earnings of OPT increased from $4,000 to $68,000.


THREE MONTHS ENDED OCTOBER 31, 1998 VERSUS THREE
MONTHS ENDED OCTOBER 31, 1997

     Net sales decreased 38%. The net sales of Torotel Products decreased 12% from $1,458,000 to
$1,285,000 due primarily to lower sales of the potted coil assembly for the Hellfire II missile system. In recent years, sales of the potted coil assembly have accounted for about 25% of Torotel Products total sales; however, future sales of the potted coil assembly will be significantly lower and limited only to the number of Hellfire II missiles sold to foreign countries by the prime contractor(s). As a result, lower sales are expected at Torotel Products. OPTs net sales decreased nearly 60% from $1,807,000 to $731,000 due to lower sales of power supplies to a major customer. No significant orders are expected from this customer at this time. As discussed in Note
11 of Notes to Consolidated Financial Statements, OPT sold its ultra-miniature transformer and inductor product line. Sales from this product line for the three months ended October 31, 1997 and 1998, were 16% and 40% of OPTs total net sales, respectively. As a result, OPT does not expect any significant increase in sales in the next few months.
     Gross profit as a percentage of net sales decreased 8%. The gross profit percentage of Torotel
Products increased 3% due primarily to lower fixed production costs. The gross profit percentage of OPT decreased 28% due primarily to labor inefficiencies and lower sales volume without a comparable decrease in fixed production costs.
     Engineering expenses increased 14%. The engineering expenses of Torotel Products decreased 9%
from $68,000 to $62,000 due primarily to a $3,000 decrease in payroll costs and a $3,000 decrease in equipment rental costs. The engineering expenses of OPT increased 26% from $121,000 to $153,000 due primarily to a $28,000 increase in payroll costs and an $8,000 increase in consulting costs. These increases were offset partially by a $4,000 decrease in small tools and supplies expenditures.
     Selling, general and administrative (SG&A) expenses decreased 11%. The SG&A expenses of Torotel, Inc. decreased 20% from $64,000 to $51,000 due primarily to a $7,000 decrease in professional fees, a $3,000 decrease in directors fees, and a $3,000 decrease in consulting costs. The SG&A expenses of Torotel Products decreased 8% from $257,000 to
$236,000 due primarily to a $6,000 decrease in payroll costs, a $4,000 decrease in sales commissions, a $4,000 decrease in advertising costs, a $4,000 decrease in computer maintenance costs, and a $3,000 decrease in professional fees. The SG&A expenses of OPT decreased 11% from $240,000 to $214,000 due primarily to a $14,000 decrease in sales commissions, an $8,000 decrease in payroll costs, and a $4,000 decrease in travel costs.
     Interest expense increased 30%. The interest expense of Torotel, Inc. decreased slightly from $11,000 to $10,000. The interest expense of Torotel
Products increased 26% from $31,000 to $39,000 due to a higher aggregate borrowing level. The interest expense of OPT increased 54% from $24,000 to $37,000 due to a higher aggregate borrowing level.
     Sundry non-operating income increased due to a $984,000 gain from the product line sale discussed in
Note 11 of Notes to Consolidated Financial Statements.
     For the reasons discussed above, consolidated pretax earnings increased from a loss of $124,000 to a profit of $454,000. The pretax loss of Torotel, Inc.
decreased from $75,000 to $61,000. The pretax loss of Torotel Products decreased from $39,000 to $20,000.
The pretax earnings of OPT increased from $12,000 to $535,000.


LIQUIDITY AND CAPITAL RESOURCES

     Historically, the company has relied on funds generated internally and bank borrowings to meet its normal operating requirements and to service bank indebtedness. For the fiscal year ended April 30, 1998, the company incurred a pretax loss of $1,295,000. For the six months ended October 31, 1998, the company incurred an additional operating loss of $1,126,000; however, this loss was offset substantially by the $984,000 gain from the product line sale discussed in Note 11 of Notes to Consolidated Financial Statements. Management does not anticipate any significant increase in the present rate of sales during the next few months. As a result, further operating losses are expected. As of October 31, 1998, the company was in violation of two financial covenants under the terms of its credit agreement with PNBT (see Note 5 of Notes to
Consolidated Financial Statements); however, the bank has waived compliance with the subject provisions through January 31, 1999, which is the verbal expiration date of the credit line. PNBT is in the process of reviewing the entire credit arrangement, along with the anticipated benefits to be derived from the possible acquisition discussed in Note 10 to Notes to Consolidated Financial Statements. While management believes the bank has an interest in continuing as the companys primary lender, renewal of the credit line will be subject to, among other things, satisfactory review of the companys operating plans, cash needs, available collateral, and the status of the acquisition. If the bank does not renew the credit line, it could affect the companys ability to continue as a going concern (see Note 2 of Notes to Consolidated Financial Statements).
     During the six months ended October 31, 1998, the companys operating activities used $743,000 in cash flow. Corporate related matters used $248,000. The operations of Torotel Products provided $455,000 due primarily to a lower level of receivables. OPTs operations used $950,000 due primarily to the losses from operations.
     Investing activities provided $1,209,000 in cash flow due to the product line sale discussed in Note 11 of Notes to Consolidated Financial Statements. For the six months ended October 31, 1998, capital expenditures for production and engineering equipment were $41,000. For the balance of the fiscal year, the company anticipates additional investments of approximately $15,000 for capital expenditures.
     Financing activities used $439,000 in cash flow due primarily to decreases in the revolving credit line and long-term debt. At October 31, 1998, the company had used $1,203,000 of its revolving credit line and had $497,000 available for future cash requirements, based on the lenders borrowing base formula.
     The company believes that inflation will have only a minimal effect on future operations since such effects will be offset by sales price increases which are not expected to have a significant effect upon demand.
YEAR 2000 READINESS

     Management is presently assessing both operating companies for their Year 2000 readiness. Extensive testing has been performed on the main operating system and its software applications (which serves both operating companies), and it has been determined that both hardware and software are Year 2000 compliant. Both operations are in the process of polling significant suppliers and customers to determine the extent to which either operation is vulnerable to those third parties failure to remediate their own Year 2000 issues. In addition, various equipment is being tested to verify its Year 2000 functionality. The cost of these efforts has been and should continue to be minimal.
     The company believes all necessary steps are being taken to assure a smooth transition to the Year
2000. However, there is no guarantee that the systems of major suppliers and customers will be timely converted and would not have a material adverse effect on the company.


OTHER

     Except for historical information contained herein, certain of the matters discussed above are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to the safe harbor created by that Act.
These statements are based on assumptions about a number of important factors and involve risks and uncertainties that could cause actual results to be different from what is stated here. These risk factors include: decreased demand for products, delays in developing new products, expected orders that do not occur, loss of key customers, the DOD calling for payment of the accrued penalty and assessing additional fees, the impact of competition and price erosion as well as supply and manufacturing constraints, approvals not obtained for the proposed acquisition and that the required disclosure schedules may be disapproved by either Torotel or Electronika, and other risks and uncertainties.



PART II.     OTHER INFORMATION


Item 1.     Legal Proceedings

     There is one legal proceeding involving the company. On May 6, 1997, Torotel Products, Inc. was accepted into the Voluntary Disclosure Program by the Inspector General of the United States Department of
Defense, resulting from its failure to perform some required testing as frequently as required, and inaccurately certifying that all required testing had been performed. As a result of the companys investigation into the testing deficiencies, the company has recorded an estimated charge of $486,000 against earnings. The estimated penalty is still subject to fluctuation as further evidence is investigated. The company believes that certain of its former officers may have been responsible for the misconduct related to the test failures, and will evaluate ways of recovering the damages once the government completes its investigation. In the meantime, the company has suspended all payments under a note payable to a former officer.


Item 6.   Exhibits and Reports on Form 8-K

a) Exhibit 27 -- Financial Data Schedule (electronic filings only)
b) Reports on Form 8-K -- There was one report filed on Form 8-K during the three months ended October 31, 1998. The report was dated August 17, 1998, and included information on the product line sale to Pico
Electronics, Inc., as required by Item 5 of Form 8-K.








                    SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Torotel, Inc.
(Registrant)




Date:   December 11, 1998      /s/  H. James Serrone
                               H. James Serrone
                               Vice President of
                               Finance and
                               Chief Financial Officer