Form 10QSB
period 1999-01-31
TOROTEL INC
filed 1999-03-18
CIK 98752

FORM 10-QSB



         Quarterly Report Under Section 13 or 15(d) of the
              Securities Exchange Act of 1934

         For the quarterly period ended January 31, 1999

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

                  Yes    X     No


As of March 11, 1999, there were 2,811,590 shares of Common
Stock, $.50 Par Value, outstanding.














              TOROTEL, INC. AND SUBSIDIARIES



                          INDEX



PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Consolidated Balance Sheet as of January 31, 1999

    Consolidated Statements of Operations for the nine months ended January 31, 1999 and 1998

    Consolidated Statements of Operations for the three months ended January 31, 1999 and 1998

    Consolidated Statements of Cash Flows for the nine months ended January 31, 1999 and 1998

    Notes to Consolidated Financial Statements

  Item 2.  Management's Discussion and Analysis or Plan of
            Operation



PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings

  Item 6.  Exhibits and Reports on Form 8-K



SIGNATURES





















PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEET (Unaudited)
As of January 31, 1999


ASSETS

Current assets:
Cash                                           $    311,000
Accounts receivable, net                            581,000
Inventories (Note 3)                              2,898,000
Prepaid expenses and other current assets            87,000
                                                  3,877,000

Property, plant and equipment, net                1,388,000

Other assets                                         21,000

                                                $ 5,286,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term revolving credit line (Note 5)       $ 1,700,000
Current maturities of long-term debt                208,000
Trade accounts payable                              703,000
Accrued liabilities                                 251,000
                                                  2,862,000

Long-term debt, less current maturities           1,428,000

Note and interest payable to former officer
   (Note 6)                                         469,000

Commitments and contingencies (Notes 6 and 10)      486,000

Stockholders' equity (Notes 7, 8, 9, 10 and 12):
Common stock, at par value                        1,441,000
Capital in excess of par value                    8,673,000
Accumulated deficit                              (9,868,000)
                                                    246,000
Less treasury stock, at cost                        205,000
                                                     41,000

                                                $ 5,286,000

    The accompanying notes are an integral part of
                 these statements.






CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Nine Months Ended January 31,

                                     1999            1998
Net sales                          $ 6,165,000  $ 9,119,000
Cost of goods sold                   5,556,000    7,006,000

  Gross profit                         609,000    2,113,000

Operating expenses:
Engineering                            646,000      581,000
Selling, general and administrative  1,695,000    1,773,000
                                     2,341,000    2,354,000

  Loss from operations              (1,732,000)    (241,000)

Other expense (income):
Interest expense                       246,000      204,000
Other, net (Note 11)                  (984,000)      71,000
                                      (738,000)     275,000

  Loss before provision for
      income taxes                    (994,000)    (516,000)

Provision for income taxes
   (Note 4)                               -           -

Net loss                          $   (994,000) $  (516,000)


Basic loss per share (Note 7)     $ (.35)       $ (.18)

Diluted loss per share (Note 7)   $ (.35)       $ (.18)

      The accompanying notes are an integral part of these statements.





















CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three Months Ended January 31,

                                     1999            1998
Net sales                      $  1,516,000    $  2,477,000
Cost of goods sold                1,450,000       2,005,000

  Gross profit                       66,000         472,000

Operating expenses:
Engineering                         229,000         185,000
Selling, general and
   administrative                   612,000         608,000
                                    841,000         793,000

  Loss from operations             (775,000)       (321,000)

Other expense (income):
  Interest expense                   77,000          71,000
Other, net (Note 11)                   -               -
                                     77,000          71,000

  Loss before provision
   for income taxes                (852,000)       (392,000)

Provision for income taxes
 (Note 4)                              -               -

Net loss                      $    (852,000)   $   (392,000)


Basic loss per share (Note 7) $ (.30)          $ (.14)

Diluted loss per share
  (Note 7)                    $ (.30)          $ (.14)

        The accompanying notes are an integral part
                   of these statements.



















CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Nine Months Ended January 31,


                                     1999            1998
Cash flows from operating
  activities:
Net loss                       $   (994,000)   $   (516,000)

Adjustments to reconcile
 net loss to net cash
   provided by operations:
 Gain on sale of product line      (984,000)          -
Loss from estimated govern-
 ment penalty                         -             70,000
Depreciation and amortization       236,000        263,000
Disposition of asset held
  for disposal                       76,000          -
Increase (decrease) in cash
 flows from operations resulting
 from changes in:
  Accounts receivable               983,000        798,000
  Inventories                       (28,000)      (271,000)
  Prepaid expenses and
   other assets                      23,000        (70,000)
Trade accounts payable                8,000       (311,000)
Accrued liabilities                (191,000)       (89,000)

Net cash used in operating
 activities                        (871,000)      (126,000)

Cash flows from investing
 activities:
  Capital expenditures              (56,000)      (105,000)
Proceeds from product line sale   1,250,000          -

Net cash provided by (used in)
 investing activities             1,194,000       (105,000)

Cash flows from financing
 activities:
Borrowings against credit line    2,189,000       1,155,000
Payments against credit line     (2,050,000)       (890,000)
Proceeds from issuance of
 long-term debt                        -            451,000
Principal payments on long-term
 debt                              (214,000)       (507,000)
Payments on capital lease
 obligations                        (15,000)        (16,000)
Note and interest payable
 to former officer                   31,000          32,000
Proceeds from issuance of
 common stock                         1,000            -
Acquisition of treasury stock           -             1,000

Net cash provided by
 (used in) financing activities     (58,000)        226,000

Net increase (decrease)
 in cash                       $    265,000     $    (5,000)
Cash at beginning of year            46,000         196,000

Cash at end of January         $    311,000    $    191,000

Supplemental Disclosures
 of Cash Flow Information
Cash paid during the
 period for:
  Interest                     $    215,000   $    172,000
  Income taxes                 $       -      $       -

      The accompanying notes are an integral part of these statements.












































NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 1 - Basis of Presentation

  The accompanying unaudited consolidated financial statements reflect the normal recurring adjustments which are, in the opinion of management, necessary to present fairly the company's financial position at January 31, 1999, and the results of operations for the three and nine months ended January 31, 1999.
  The financial statements contained herein should be read in conjunction with the company's financial statements and related notes filed on Form 10-KSB for the year ended April 30, 1998.


Note 2 - Realization of Assets

  The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the company as a going concern. However, the company has sustained substantial operating losses in the first nine months of fiscal 1999, and in fiscal years 1998 and 1997.
In addition, in the first nine months of fiscal 1999 and for fiscal year 1998, the company has used, rather than provided, cash in its operations. The company's line of credit with Phillipsburg National Bank & Trust Company
(PNBT) expires April 30, 1999 (see Note 5 of Notes to Consolidated Financial Statements). If the bank does not renew the credit line, it could affect the company's ability to continue as a going concern.
  In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the company's ability to meet its financing requirements on a continuing basis, to maintain present financing, and to succeed in its future operations. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.


Note 3 - Inventories

  The components of inventories are summarized as follows:

Raw materials                          $ 1,740,000
Work in process                            708,000
Finished goods                             450,000
                                       $ 2,898,000



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

Net operating loss carryforwards               $ 2,595,000
Inventory valuation reserve                        229,000
Tax credit carryforwards                           406,000
Property, plant and equipment                      106,000
Other                                               52,000
                                               $ 3,388,000
Less valuation allowance                         3,388,000

                                               $    -

Note 5 - Short-term Revolving Credit Line

  The company renewed its revolving credit agreement with PNBT through April 30, 1999. The credit agreement originally provided a $2,500,000 revolving credit line; however, this amount was reduced to $1,700,000 upon closing of the product line sale discussed in Note 11 of Notes to Consolidated Financial Statements.
  Advances under the credit line are limited to the sum of 75% of eligible billed receivables and 50% of inventories, net of reserves. The revolving credit line is collateralized by trade accounts receivable, inventories, and a third lien mortgage on OPT's facility. Under the terms of the agreement, the outstanding balance of the revolving line bears interest at 1/2% over the bank's prime lending rate. As of January 31, 1999, the company had utilized all of the revolving credit line and the effective borrowing rate was 8.25%. The company is required to comply with certain covenants including restrictions on the payment of cash dividends. As of January 31, 1999, the company was in violation of three financial covenants under the terms of the credit agreement with PNBT; however, the bank has waived compliance with the subject provisions through April 30, 1999, which is the expiration date of the credit line.


Note 6 - Contingency for Estimated Penalty

  On May 6, 1997, Torotel Products, Inc. was accepted into the Voluntary Disclosure Program of the United States Department of Defense, resulting from its failure to perform some required thermal shock testing as frequently as required, and inaccurately certifying that all required testing had been performed. As a result of the company's investigation into the thermal shock deficiencies, which was first reported in November 1996, the company recorded an estimated charge of $416,000 against earnings in the fourth quarter of its fiscal year ended April 30, 1997. Because the investigation was ongoing, the company subsequently determined that there also were some deficiencies in performing some required electrical testing as frequently as required. As a result, the company recorded an additional estimated charge of $70,000 against earnings in the first quarter of its fiscal year ended April 30, 1998.
  The company's investigation included a review of historical sales and pricing data, labor bid sheets, and interviews with past and present employees, to arrive at a best estimate of the cost impact to the government. The aggregate amount of the estimated penalty is still subject to fluctuation until the government completes its investigation, and a definitive amount is determined. The company believes the methodology it used to determine the amount of the estimate is reasonable. As a result, the amount of any additional charges (or the possible range of any fluctuation in the estimated penalty) cannot be estimated at this time.
  At this time, the company is not certain when payment of the damage amount will be required; however, the company does not anticipate making any payments during the next twelve months. As a result, the entire $486,000 has been classified as a long-term liability in the accompanying consolidated balance sheet.
  The company believes that certain of its former officers may have been responsible for the misconduct related to the test failures, and will evaluate ways of recovering the damages once the government completes its investigation. In the meantime, the company has suspended all principal and interest payments due under a note payable to a former officer, and does not anticipate making any further payments during the next twelve months. As a result, as of January 31, 1999, the aggregate amount due of $469,000, which consists of the outstanding principal of $384,000 plus the accrued interest of $85,000, has been classified as a long-term liability in the accompanying consolidated balance sheet.
  The legal fees associated with the DOD investigation have amounted to $1,000 during the current fiscal year, and $272,000 in aggregate since the investigation started in the third quarter of the fiscal year ended April 30, 1997.


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

Year-to-Date EPS Calculations         1999          1998

Net loss                         $  (994,000)   $  (516,000)
Weighted average common
 shares outstanding                2,811,388      2,808,978
Incremental shares                      -              -

Basic loss per share             $      (.35)   $      (.18)
Diluted loss per share           $      (.35)   $      (.18)

No incremental shares are included in the year-to-date EPS calculations due to the net loss in each period.

Quarterly EPS Calculations            1999          1998

Net loss                        $  (852,000)    $  (392,000)
Weighted average common
 shares outstanding               2,811,590       2,809,364
Incremental shares                     -              -

Basic loss per share            $      (.30)    $      (.14)
Diluted loss per share          $      (.30)    $      (.14)

No incremental shares are included in the quarterly EPS calculations due to the net loss in each period.


Note 8 - Employee Stock Options

  In accordance with the Incentive Compensation Plan approved by shareholders on September 19, 1994, the company reserved 400,000 common shares for issuance to key employees pursuant to the exercise of incentive and non-qualified stock options granted prior to June 20, 2004. The options are accounted for under APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. The incentive stock options have a term of five years when issued and vest 50% per year at the end of each of the first two years. The non-qualified stock options have a term of ten years when issued and vest 25% per year at the end of each of the first four years. The exercise price of each option equals the market price of the company's common stock on the date of grant. Accordingly, no compensation cost will be recognized upon the grant of any options. No options have been granted since December 1996.
  Stock option transactions under the 1994 Incentive Compensation Plan for each period are summarized as follows:

                     1999                  1998
             Weighted            Weighted
              Shares   Average    Shares      Average
               Under   Exercise    Under      Exercise
              Option    Price     Option        Price
Outstanding
 at begin-
 ning of
 year        150,000   $1.00     150,000      $1.00
Granted         -        -          -           -
Exercised       -        -          -           -
Forfeited       -        -          -           -
Outstanding
 at end of
 January     150,000    1.00     150,000      $1.00

Options
 exercisable
 at end of
 January        -         -         -            -
Weighted
 average
 fair value
 of options
 granted
 during the
 year           -         -         -           -

The following information applies to options outstanding at January 31, 1999:

Number outstanding                           150,000
Range of exercise prices                     $1.00
Weighted average exercise price              $1.00
Weighted average remaining contractual life  6.9 yrs.

Note 9 - Stock Warrants

  Pursuant to a settlement that ended a class action alleging racial discrimination in hiring by Torotel
Products, Inc., the company agreed to issue a warrant certificate to the Torotel Settlement Fund to purchase
100,000 shares of Torotel, Inc. common stock at $.75 per share. The warrant is 100% vested upon issuance and cannot be exercised until the market price of the company's common stock reaches $2.00 per share. The warrant expires on May
4, 2003.
  The warrant is deemed non-compensatory under Statement of Financial Accounting Standards No. 123, Accounting for
Stock-Based Compensation. The $33,000 fair value of the warrant was estimated on the date of grant using the Black-
Scholes options-pricing model using the following weighted average assumptions: no dividend payments over the life of the warrant; expected volatility of 75.9 percent; risk-free interest rate of 5.8 percent; and expected life of two years.
  Stock warrant transactions for each period are summarized as follows:

                     1999                  1998
             Weighted            Weighted
              Shares   Average    Shares      Average
               Under   Exercise    Under      Exercise
              Option    Price     Option        Price
Outstanding
 at begin-
 ning of
 year           -          -         -             -
Granted      100,000   $  .75        -             -
Exercised       -          -         -             -
Forfeited       -          -         -             -
Outstanding
 at end of
 January     100,000   $  .75        -             -

Warrants
 exercisable
 at end of
 January        -         -          -             -
Weighted
 average
 fair value
 of warrants
 granted
 during the
 year           -         -         -             -

The following information applies to warrants outstanding at January 31, 1999:

Number outstanding                               100,000
Range of exercise prices                         $  .75
Weighted average exercise price                  $  .75
Weighted average remaining contractual life      4.2 yrs.

Note 10 - Termination of Definitive Merger Agreement

  The company and Electronika, Inc. have mutually agreed to cancel their merger plans due to increased regulatory obstacles and higher than anticipated losses of Torotel. In addition, Peter B. Caloyeras has resigned as Chief Executive Officer of Torotel, Inc. and Dale H. (Herb) Sizemore, Jr., the son of the founder of Torotel, Inc., was named as Caloyeras' replacement. Both Torotel and Electronika continue to discuss other alternatives to enhance the shareholder value of their respective companies through a possible relationship in the future.


Note 11 - Product Line Sale

  On September 18, 1998, Torotel's wholly-owned subsidiary, OPT Industries, Inc., completed the sale of its ultra-miniature transformer and inductor product line to Pico Electronics, Inc. of Pelham, New York. Pursuant to the Asset Purchase Agreement, the company received cash proceeds of $1,250,000 in return for all assets related to the product line including inventory, raw materials, work in process, finished goods, backlog, fixed assets, intellectual property, goodwill, contracts and rights, whether tangible and intangible of every kind and description.
  As part of the Agreement, the company agreed that neither it nor any related entity shall re-establish any of the product line sold to Pico, nor shall the company nor any related entity modify any of its existing products to render the same mechanically and/or electrically interchangeable or substantially interchangeable with any of the products sold to Pico.
  The sale of the product line resulted in a gain of $984,000.


Note 12 - Market for Common Equity

  Since the company no longer fully satisfied all of the continued listing guidelines of the American Stock Exchange
(AMEX), the company consented to the removal of its common stock from the AMEX. The last day for trading in Torotel's stock on the AMEX was March 12, 1999. Trading in the company's common stock will now be conducted on the over-the-counter pink sheets market under the symbol TTLO.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION


  The discussion and analysis of the results of operations includes the operations of Torotel, Inc., and its subsidiaries, Torotel Products, Inc. and OPT Industries,
Inc.


NINE MONTHS ENDED JANUARY 31, 1999 VERSUS NINE MONTHS ENDED
JANUARY 31, 1998

  Net sales decreased 32%. The net sales of Torotel Products decreased 13% from $4,356,000 to $3,808,000 due to lower sales of the potted coil assembly for the Hellfire II missile system and lower overall magnetics sales. In recent years, sales of the potted coil assembly have accounted for about 25% of Torotel Products' total sales; however, future sales of the potted coil assembly will be significantly lower and limited only to the number of Hellfire II missiles sold to foreign countries by the prime contractor(s). As a result of this factor, plus the sluggish demand for magnetics products, lower sales are expected at Torotel Products. OPT's net sales decreased nearly 51% from $4,763,000 to $2,357,000 due to lower sales of power supplies to a major customer, and lower overall magnetics sales arising from sluggish demand and the sale of the product line discussed in Note 11 of Notes to Consolidated Financial Statements. In fiscal years 1997 and 1998, sales of power supplies to this major customer accounted for 48% and 29% of OPT's net sales, respectively. No significant orders are expected from this customer at this time. As discussed in Note 11 of Notes to Consolidated Financial Statements, OPT sold its ultra-miniature transformer and inductor product line. Sales from this product line for the nine months ended January 31, 1999 and 1998, were 30% and 20% of OPT's total net sales, respectively. As a result of these two factors, plus the sluggish demand for its other magnetics products, OPT does not expect any significant increase in sales in the next few months. OPT is premiering a line of SM Series Power Supplies, complete with computerized control, for the telecommunications and direct current systems market. Initial customer feedback on this line has been very positive. OPT hopes to see higher sales bookings in the fourth quarter of this fiscal year, with shipments beginning in fiscal year 2000.
  Gross profit as a percentage of net sales decreased 13%. The gross profit percentage of Torotel Products decreased 5% due primarily to negative labor variances from established standards. In addition to better training efforts, Torotel Products is attempting to improve its direct labor performance by splitting its manufacturing operation into two segments. The first group specializes in outsourced products while the second group handles the more complex products, which are built internally. The gross profit percentage of OPT decreased 28% due primarily to negative labor variances from established standards and lower sales volume without a comparable decrease in fixed production costs. The negative variances are primarily a result of start-up problems incurred in manufacturing the new power supplies.
  Engineering expenses increased 11%. The engineering expenses of Torotel Products decreased 10% from $207,000 to $187,000 due primarily to a $9,000 decrease in payroll costs due to a reduction in personnel, an $8,000 decrease in equipment rental costs due to the purchase of the equipment, and a $3,000 decrease in education costs associated with a tuition reimbursement benefit. The engineering expenses of OPT increased 23% from $374,000 to $459,000 due to a $48,000 increase in consulting costs for testing and qualification efforts on new products, a $32,000 increase in payroll costs due to additional personnel for the new power supply products, and a $5,000 increase in equipment maintenance and repair costs. Management anticipates lower engineering expenses during the next few months.
  Selling, general and administrative (SG&A) expenses decreased 4%. The SG&A expenses of Torotel, Inc. increased 80% from $178,000 to $321,000 due primarily to higher professional fees associated with the terminated merger agreement discussed in Note 10 of Notes to Consolidated Financial Statements. The SG&A expenses of Torotel Products decreased 17% from $865,000 to $717,000 due primarily to a $95,000 decrease in professional fees due to the settlement of the litigation that was ongoing in the prior year, a $30,000 decrease in payroll costs due to a reduction in personnel, a $14,000 decrease in computer maintenance costs due to completing the conversion to OPT's computer system, and a $9,000 decrease in sales commissions due to lower sales volume. The SG&A expenses of OPT decreased 10% from $730,000 to $657,000 due primarily to an $34,000 decrease in sales commissions due to lower sales volume, a $27,000 decrease in payroll costs due to a reduction in personnel, an $8,000 decrease in equipment maintenance and repair costs, and a $4,000 decrease in travel costs. Management anticipates lower SG&A expenses during the next few months.
  Interest expense increased nearly 21%. The interest expense of Torotel, Inc. remained unchanged at $31,000. The interest expense of Torotel Products increased 25% from $97,000 to $121,000 due to a higher aggregate borrowing level. The interest expense of OPT increased 24% from $76,000 to $94,000 due to a higher aggregate borrowing level.
  Sundry non-operating income increased due to a $984,000 gain from the product line sale discussed in Note 11 of Notes to Consolidated Financial Statements. The nine-month period last year had a sundry non-operating expense of $71,000 which included a $70,000 charge for an estimated penalty as discussed in Note 6 of Notes to Consolidated Financial Statements.
  For the reasons discussed above, the consolidated pretax loss increased from $516,000 to $994,000. The pretax loss of Torotel, Inc. increased from $209,000 to $352,000. The pretax loss of Torotel Products increased from $121,000 to $243,000. The pretax loss of OPT increased from $186,000 to $399,000.


THREE MONTHS ENDED JANUARY 31, 1999 VERSUS THREE MONTHS
ENDED JANUARY 31, 1998

  Net sales decreased 39%. The net sales of Torotel Products decreased nearly 30% from $1,322,000 to $931,000 due to lower sales of the potted coil assembly for the Hellfire II missile system and lower overall magnetics sales. In recent years, sales of the potted coil assembly have accounted for about 25% of Torotel Products' total sales; however, future sales of the potted coil assembly will be significantly lower and limited only to the number of Hellfire II missiles sold to foreign countries by the prime contractor(s). As a result of this factor, plus the sluggish demand for its magnetics products, lower sales are expected at Torotel Products. OPT's net sales decreased 49% from $1,155,000 to $585,000 due to lower sales of power supplies to a major customer, and lower overall magnetics sales arising from sluggish demand and the sale of the product line discussed in Note 11 of Notes to Consolidated Financial Statements. In fiscal years 1997 and 1998, sales of power supplies to this major customer accounted for 48% and 29% of OPT's net sales, respectively. No significant orders are expected from this customer at this time. As discussed in Note 11 of Notes to Consolidated Financial Statements, OPT sold its ultra-miniature transformer and inductor product line in September 1998. As a result, there were no sales from this product line for the three months ended January 31, 1999. Sales from this product line for the three months ended January 31, 1998 were 26% of OPT's total net sales. As a result of these two factors, plus the sluggish demand for its other magnetics products, OPT does not expect any significant increase in sales in the next few months. OPT is premiering a line of SM Series Power Supplies, complete with computerized control, for the telecommunications and direct current systems market. Initial customer feedback on this line has been very positive. OPT hopes to see higher sales bookings in the fourth quarter of this fiscal year, with shipments beginning in fiscal year 2000.
  Gross profit as a percentage of net sales decreased 15%. The gross profit percentage of Torotel Products decreased nearly 6% due primarily to higher material costs associated with the product mix. The gross profit percentage of OPT decreased 30% due primarily to higher material costs associated with the product mix and lower sales volume without a comparable decrease in fixed production costs.
  Engineering expenses increased 24%. The engineering expenses of Torotel Products decreased 8% from $66,000 to $61,000 due primarily to a $4,000 decrease in payroll costs due to a reduction in personnel and a $1,000 decrease in equipment rental costs due to the purchase of the equipment. The engineering expenses of OPT increased 41% from $119,000 to $168,000 due primarily to a $39,000 increase in consulting costs for testing and qualification efforts on new products, a $4,000 increase in payroll costs due to additional personnel for the new power supply products, a $4,000 increase in small tools and supplies expenditures, and a $2,000 increase in recruiting costs. Management anticipates lower engineering expenses during the next few months.
  Selling, general and administrative (SG&A) expenses increased 1%. The SG&A expenses of Torotel, Inc. increased 270% from $61,000 to $226,000 due primarily to higher professional fees associated with the terminated merger agreement discussed in Note 10 of Notes to Consolidated Financial Statements. The SG&A expenses of Torotel Products decreased 37% from $309,000 to $194,000 due primarily to a $61,000 decrease in professional fees due to the settlement of the litigation that was ongoing in the prior year, a $28,000 decrease in payroll costs due to a reduction in personnel, a $7,000 decrease in computer maintenance costs due to completing the conversion to OPT's computer system, a $7,000 decrease in travel costs, a $6,000 decrease in bank charges associated with a mortgage refinancing in the prior year, and a $6,000 decrease in sales commissions due to lower sales volume. The SG&A expenses of OPT decreased 19% from $238,000 to $192,000 due primarily to a $21,000 decrease in payroll costs due to a reduction in personnel, an $11,000 decrease in advertising costs, a $10,000 decrease in sales commissions due to lower sales volume, and a $4,000 decrease in travel costs. Management anticipates lower SG&A expenses during the next few months.
  Interest expense increased nearly 9%. The interest expense of Torotel, Inc. increased slightly from $10,000 to $11,000. The interest expense of Torotel Products increased 8% from $37,000 to $40,000 due to a higher aggregate borrowing level. The interest expense of OPT increased 8% from $24,000 to $26,000 due to a higher aggregate borrowing level.
  For the reasons discussed above, consolidated pretax loss increased from a $392,000 to $852,000. The pretax loss of Torotel, Inc. increased from $71,000 to $237,000. The pretax loss of Torotel Products increased from $131,000 to $148,000. The pretax loss of OPT increased from $190,000 to $467,000.


LIQUIDITY AND CAPITAL RESOURCES

  Historically, the company has relied on funds generated internally and bank borrowings to meet its normal operating requirements and to service bank indebtedness. For the fiscal year ended April 30, 1998, the company incurred a pretax loss of $1,295,000. For the nine months ended January 31, 1999, the company incurred an additional operating loss of $1,978,000; however, this loss was offset partially by the $984,000 gain from the product line sale discussed in Note 11 of Notes to Consolidated Financial Statements. Management does not anticipate any significant increase in the present rate of sales during the next few months. As a result, management will be evaluating various alternatives for minimizing future operating losses and improving its liquidity position. As of January 31, 1999, the company was in violation of three financial covenants under the terms of its credit agreement with PNBT (see Note 5 of Notes to Consolidated Financial Statements); however, the bank has waived compliance with the subject provisions through April 30, 1999, which is the expiration date of the credit line. If the bank does not renew the credit line, it could affect the company's ability to continue as a going concern (see Note 2 of Notes to Consolidated Financial Statements).
  During the nine months ended January 31, 1999, the company's operating activities used $871,000 in cash flow. Corporate related matters used $303,000. The operations of Torotel Products provided $621,000 due primarily to lower levels of receivables and inventories. OPT's operations used $1,189,000 due primarily to the losses from operations.
  Investing activities provided $1,194,000 in cash flow due to the product line sale discussed in Note 11 of Notes to Consolidated Financial Statements. For the nine months ended January 31, 1999, capital expenditures for production and engineering equipment were $56,000. For the balance of the fiscal year, the company anticipates minimal investments for capital expenditures.
  Financing activities used $58,000 in cash flow due primarily to decreases in long-term debt. At January 31, 1999, the company had used all of its revolving credit line.
  The company believes that inflation will have only a minimal effect on future operations since such effects will be offset by sales price increases which are not expected to have a significant effect upon demand.


YEAR 2000 READINESS

  Management is presently assessing both operating companies for their Year 2000 readiness. Extensive testing has been performed on the main operating system and its software applications (which serves both operating companies), and it has been determined that both hardware and software are Year 2000 compliant.
Both operations are in the process of polling significant suppliers and customers to determine the extent to which either operation is vulnerable to those third parties' failure to remediate their own Year 2000 issues. In addition, various equipment is being tested to verify its Year 2000 functionality. These assessments should be completed no later than August 1999.
  The company has not incurred any external costs for its Year 2000 readiness reviews and assessments. Internal costs have not been tracked separately; however, these costs have been (and should continue to be) minimal, and have been limited to the related payroll costs for its Director of MIS and postage for the mailing of questionnaires to suppliers and customers.
  A most reasonably likely worst case Year 2000 scenario is not known at this time. The company believes all necessary steps are being taken to assure a smooth transition to the Year 2000. While the company has no reason to believe that there will be any undue disruptions of goods or services, there is no guarantee that the systems of major suppliers and customers will be timely converted (even if their completed questionnaires indicate they are, or will be, Year 2000 compliant) and would not have a material adverse effect on the company.
  The company has not completed a contingency plan and nor does it intend to unless the assessment process uncovers potential problems.


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

                  PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

There is one legal proceeding involving the company. On May 6, 1997, Torotel Products, Inc. was accepted into the Voluntary Disclosure Program by the Inspector General of the United States Department of Defense, resulting from its failure to perform some required testing as frequently as required, and inaccurately certifying that all required testing had been performed. As a result of the company's investigation into the testing deficiencies, the company has recorded an estimated charge of $486,000 against earnings. The company's investigation included a review of historical sales and pricing data, labor bid sheets, and interviews with past and present employees, to arrive at a best estimate of the cost impact to the government. The aggregate amount of the estimated penalty is still subject to fluctuation until the government completes its investigation, and a definitive amount is determined. The company believes the methodology it used to determine the amount of the estimate is reasonable. As a result, the amount of any additional charges (or the possible range of any fluctuation in the estimated penalty) cannot be estimated at this time.
The company believes that certain of its former officers may have been responsible for the misconduct related to the test failures, and will evaluate ways of recovering the damages once the government completes its investigation. In the meantime, the company has suspended all payments under a note payable to a former officer.


Item 6.   Exhibits and Reports on Form 8-K

a) Exhibit 27 -- Financial Data Schedule (electronic filings only)
b) Reports on Form 8-K -- There was one report filed on Form 8-K during the three months ended January 31, 1999.
The report was dated December 1, 1998, and included information on the definitive merger agreement with Electronika, Inc., as required by Item 5 of Form 8-K.

                     SIGNATURES


  In accordance with the requirements of the Securities
Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Torotel, Inc.
(Registrant)




Date:   March 15, 1999    /s/  H. James Serrone
                          H. James Serrone
                          Vice President of Finance and
                          Chief Financial Officer