Form 10KSB/A
period 1998-04-30
TOROTEL INC
filed 1999-07-14
CIK 98752

U.S. Securities and Exchange Commission
                Washington, D.C. 20549


                    FORM 10-KSB/A

                   Amendment No. 1


       ANNUAL REPORT UNDER SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended April 30, 1998


             Commission File No. 1-8125


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

Common Stock, $.50 par value             NONE


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

























































                   TOROTEL, INC.

         For the fiscal year ended April 30, 1998


     The Registrant hereby amends the Form 10-KSB for the fiscal year ended April 30, 1998. This amendment is the result of a review by the Securities and Exchange
Commission. The purpose of the amendment is to correct the totals on the Consolidated Balance Sheet and to comply with the disclosure requirements of Statement of Position 93-7 and Statement of Financial Accounting Standards No. 123.















































                       TOROTEL, INC.


                      TABLE OF CONTENTS



PART II

  Item 7.  Financial Statements and Supplementary Data


SIGNATURES


















































ITEM 7.  Financial Statements and Supplementary Data


            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Balance Sheet as of April 30, 1998

Notes to Consolidated Financial Statements




































CONSOLIDATED BALANCE SHEET
As of April 30, 1998


ASSETS

Current assets:
  Cash                                         $      46,000
  Trade and other receivables,
    less allowance for doubtful accounts
     of $89,000 (Notes A, C, and E)                1,564,000
  Inventories (Notes A, D, and E)                  3,136,000
Prepaid expenses and other current assets            103,000
Asset held for disposal (Note P)                      76,000
                                                   4,925,000

Property, plant and equipment (Notes A and E):
  Land                                               292,000
  Buildings and improvements                       1,489,000
  Equipment                                        2,556,000
                                                   4,337,000
  Less accumulated depreciation and
   amortization                                   2,769,000
                                                  1,568,000

Other assets                                         28,000

                                                $ 6,521,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term revolving credit line (Note E)       1,561,000
  Current maturities of long-term debt
    (Notes E and P)                                 284,000
  Trade accounts payable                            695,000
  Accrued liabilities (Note K)                      442,000
                                                  2,982,000

Long-term debt, less current maturities
  (Notes E and P)                                 1,581,000
Note and interest payable to former officer
  (Notes L and N)                                   438,000
Commitments and contingencies
  (Notes G, N, and Q)                               486,000

Stockholders' equity (Notes H, I, J, M, P,
  and Q):
   Common stock, $.50 par value; 6,000,000
     shares authorized; 2,880,569 shares issued   1,441,000
   Capital in excess of par value                 8,672,000
   Accumulated deficit                           (8,874,000)
                                                  1,239,000
Less cost of treasury stock, 71,205 shares          205,000
                                                  1,034,000

                                                $ 6,521,000

         The accompanying notes are an integral
                part of this statement.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Advertising Costs

     Advertising costs are expensed as incurred.
Consolidated advertising costs for the years ended April 30, 1998 and 1997 were $72,000 and $79,000, respectively.


NOTE H - EMPLOYEE INCENTIVE PLANS

Employee Stock Option Plans

     In accordance with the Incentive Compensation Plan approved on September 19, 1994, the Company reserved 400,000 common shares for issuance to key employees pursuant to the exercise of incentive and non-qualified stock options granted prior to June 20, 2004. The options are accounted for under APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for this Plan. The incentive stock options have a term of five years when issued and vest 50% per year at the end of each of the first two years. The non-qualified stock options have a term of ten years when issued and vest 25% per year at the end of each of the first four years. The exercise price of each option equals the market price of the Company's common stock on the date of grant. Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Plan been determined based on the fair value of the options at the grant dates consistent with the method of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's operating results would have been reduced to the pro forma amounts indicated below.

                                          1998       1997
Loss before cumulative
  effect of change in
  method of accounting  As Reported  $(1,523,000) $(659,000)
                        Pro Forma    $(1,563,000) $(676,000)

Basic loss per share    As Reported       $ (.54)    $ (.24)
                        Pro Forma         $ (.56)    $ (.24)

Diluted loss per share  As Reported       $ (.54)    $ (.24)
                        Pro Forma         $ (.56)    $ (.24)

The fair values of the options granted were estimated on the date of grant using the Black-Scholes options-pricing model. The fair value of the incentive stock options was determined using the following weighted average assumptions: no dividend payments over the life of the options; expected volatility of 106.1%; risk-free interest rate of 6.94%; and expected life of five years. The fair value of the non-qualified stock options was determined using the following weighted average assumptions: no dividend payments over the life of the options; expected volatility of 106.1%; risk-free interest rate of 6.6%; and expected life of ten years.



























                    SIGNATURES


     In accordance with the requirements of the Securities
Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Torotel, Inc.
(Registrant)




Date:   July 9, 1999       /s/ H. James Serrone
                               H. James Serrone
                               Vice President of Finance and
                               Chief Financial Officer