Form 10KSB
period 1999-04-30
TOROTEL INC
filed 1999-09-09
CIK 98752

U.S. Securities and Exchange Commission
               Washington, D.C. 20549


                   FORM 10-KSB


     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended April 30, 1999


           Commission File No. 1-8125


                 TOROTEL, INC.
    (Name of small business issuer in its charter)

          MISSOURI                      44-0610086
(State or other jurisdiction        (I.R.S. Employer
incorporation or organization)      Identification No.)


13402 SOUTH 71 HIGHWAY, GRANDVIEW, MISSOURI       64030
  (Address of principal executive offices)       (Zip Code)

Issuers telephone number  (816) 761-6314


Securities registered under Section 12(b) of the Exchange Act:

                                     Name of each exchange
     Title of each class             on which registered

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

Check if no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is contained in this Form 10-
KSB,
and no disclosure will be contained, to the best of
registrants knowledge, in definitive proxy statements
incorporated by reference in Part III of this Form 10-KSB
or
any amendment to this Form 10-KSB.    X

The issuers revenues for the most recent fiscal year were $4,553,000.

The aggregate market value of the voting stock held by non-affiliates, based on the closing sale price of the over-the-counter market on August 31, 1999, was $376,000. As of August 31, 1999, there were 2,811,590 shares of Common
Stock, $.50 Par Value, outstanding.




































                   TOROTEL, INC.

                     FORM 10-KSB

           Fiscal Year Ended April 30, 1999


                TABLE OF CONTENTS


PART I
  Item 1.  Business
  Item 2.  Properties
  Item 3.  Legal Proceedings
  Item 4.  Submission of Matters to a Vote of
              Security Holders

PART II
  Item 5.  Market for Common Equity and Related
               Stockholder Matters
  Item 6.  Managements Discussion and Analysis or
               Plan of Operation
  Item 7.  Financial Statements and Supplementary Data
  Item 8.  Changes In and Disagreements With Accountants on
               Accounting and Financial Disclosure

PART III
Item 9.  Directors, Executive Officers, Promoters and
               Control Persons, Compliance With
               Section 16(a) of the Exchange Act
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners
               and Management
Item 12. Certain Relationships and Related Transactions
Item 13. Exhibits and Reports on Form 8-K

SIGNATURES























                         PART I


ITEM 1.  Business

  Torotel, Inc. (Torotel) now conducts business through one
wholly-owned subsidiary, Torotel Products, Inc. (Torotel
Products), as a result of the sale of substantially all of
the assets of OPT Industries, Inc. (OPT), a wholly-owned
subsidiary, whose name was recently changed to East Coast
Holdings, Inc.
  Torotel Products specializes in the custom design and
manufacture of a wide variety of precision magnetic
components, consisting of transformers, inductors,
reactors, chokes and toroidal coils.  These components
modify and control electrical voltages and currents in
electronic devices.  Torotel Products sells these magnetic
components to original equipment manufacturers, who use
them in products such as aircraft navigational equipment,
digital control devices, voice and data secure
communications, medical equipment, telephone and avionics
equipment, and conventional missile guidance systems.
  On April 19, 1999, Torotel, Inc. sold substantially all
of the assets of OPT to SIGMA Associates, LLC (SIGMA), an
investor group led by Peter B. Caloyeras, for approximately
$2.7 million (see Note Q of Notes to Consolidated Financial
Statements).  The assets sold included the land, buildings,
equipment, inventories, order backlog and intellectual
property, such as company name, patents, and product
designs.  The Caloyeras investor group presently controls
and operates other companies in the magnetic component and
power conversion industry.  Mr. Caloyeras is the beneficial
owner, as defined in Rule 13d-3(a) under the Securities
Exchange Act of 1934, of 198,900 shares of Torotel Common
Stock.  Mr. Caloyeras also served as Torotels Chief
Executive Officer for a short time in February and March,
1999, until such time as the contemplated merger with
Electronika, Inc. was terminated.  Since the OPT name was
part of the assets sold to SIGMA, Torotel recently changed
the corporate name of its OPT subsidiary to East Coast
Holdings, Inc.
  Torotel was incorporated under the laws of the State of
Missouri in 1956.  Its offices are located at 13402 South
71
Highway, Grandview, Missouri, and its telephone number is
(816) 761-6314.  The term Company as used herein includes
Torotel, Inc. and its subsidiaries, unless the context otherwise requires.












TOROTEL PRODUCTS

Products

  Torotel Products designs and manufactures a wide variety of magnetic components for use in military, aerospace and industrial electronic applications. These magnetic components, which consist of transformers, inductors, reactors, chokes, and toroidal coils, are used to modify and control electrical voltages and currents in electronic devices. For example, if equipment containing one of these components receives an electrical voltage or current which is too high for proper operation of the equipment, the component would modify and control the electrical voltage or current to allow proper operation of the equipment.
While Torotel Products primarily manufactures the components in accordance with pre-developed mechanical and electrical requirements, in some cases it will be responsible for both the overall design and manufacture of the components. The magnetic components are sold to manufacturers who incorporate them into an end-product.
The major applications include aircraft navigational systems, voice and data secure communications, medical equipment, telephone and avionics equipment, and conventional missile guidance systems.

Marketing and Customers

  Historically, nearly all sales have been to the military market; however, now approximately 35% of the annual sales come from select commercial markets, such as aerospace, medical, and telecommunications. While efforts to diversify have been successful, Torotel Products primary market remains the military. As a result, the business of Torotel Products is subject to various risks including, without limitation, dependence on government appropriations and program allocations, and the competition for available military business. Torotel Products sales do not represent a significant portion of any particular market. Torotel
Products markets its components primarily through a direct sales force and independent manufacturers representatives paid on a commission basis. In addition, Torotel Products is an approved source on numerous applications, and generally is automatically solicited for any procurement needs for such applications. The magnetic components manufactured by Torotel Products are sold primarily in the United States, and most sales are awarded on a competitive bid basis. Although all existing orders are subject to schedule changes or cancellation, adequate financial compensation is usually provided in such instances to protect from suffering a loss on a contract.
  Torotel Products has a primary base of 40 customers that provide over 90% of its annual sales volume. This customer base includes many Fortune 100 prime defense and aerospace companies. Torotel Products primary strategy focuses on providing superior service to this core group of customers, including engineering support and new product design. The objective is to achieve growth with these customers, or other targeted companies that possess the potential for inclusion into the core group. In the fiscal year ended
April 30, 1999, sales to four major customers amounted to 17%, 12%, 11% and 11% of the net sales of Torotel Products.

Competition

  The markets in which Torotel Products competes are highly competitive. A substantial number of companies sell components of the type manufactured and sold by Torotel
Products. In addition, Torotel Products sells to a number of customers who have the capability of manufacturing their own electronic components.
  The ability of Torotel Products to compete depends, among other things, upon its on-time delivery performance, customized product engineering and technical support, marketing capabilities, quality assurance and manufacturing efficiency. While magnetic components are not susceptible to rapid technological change, Torotel Products market share is susceptible to decline given the highly competitive nature of the market.

Manufacturing

  A major portion of Torotel Products sales consist of electronic components manufactured to customers specifications. Consequently, only a limited inventory of finished goods is maintained. Although special wire-winding machines and molding machines are used in the production process, the various electronic components are manually assembled with numerous employees and subcontractors contributing to the completion of the components.
  Essential materials used by Torotel Products in the manufacturing process include magnetic materials, copper wire, and plastic housings. These materials are available from many sources. Major suppliers include Magnetics, Inc.,
Electrical Insulation Suppliers, Inc., and Mod & Fab.
Torotel Products has not experienced any significant curtailment of production because of material shortages, but long lead times for certain magnetic cores could have an impact on sales bookings.

Engineering, Research and Development

  Torotel Products does not engage in significant research and development activities, but does incur engineering expense in designing products to meet customer specifications.

Environmental Laws

In fiscal 1999, Torotel Products incurred costs of approximately $20,000 for compliance with federal, state and local regulations on the proper handling, storage, disposal, and discharge of hazardous materials into the environment, or otherwise relating to the protection of employees, the community, and the environment. Torotel Products anticipates similar costs to be incurred in the fiscal year ending April 30, 2000.

Employees

  Torotel Products presently employs approximately 55 full-time employees. An adequate supply of qualified personnel is available in the facilitys immediate vicinity. From
1967-1996, Torotel Products production employees were represented by the Torotel Employees Association, a non-affiliated labor union. The production employees now are represented by the International Association of Machinists and Aerospace Workers, AFL-CIO, Lodge No. 92. The current labor contract expires on May 31, 2001. There have been no interruptions of production as a result of labor disputes.


ITEM 2.  Properties

  The company owns a two-building complex with approximately
29,000 square feet located in Grandview, Missouri. This facility is occupied by Torotel Products, and also serves as the Companys executive offices. As of April 30, 1999, this property was subject to a first deed of trust securing indebtedness in the amount of $431,000.
  The Company believes that its existing facilities and equipment are well maintained and in good operating condition. Present utilization of the existing facilities is less than 50% of maximum capacity.


ITEM 3.  Legal Proceedings

  There is one legal proceeding involving the Company.  On
May 6, 1997, Torotel Products, Inc. was accepted into the
Voluntary Disclosure Program by the Inspector General of the
United States Department of Defense, resulting from its failure to perform some required testing as frequently as required, and inaccurately certifying that all required testing had been performed. As a result of the Companys investigation into the testing deficiencies, the Company has recorded an estimated charge of $486,000 against earnings.
The Companys investigation included a review of historical sales and pricing data, labor bid sheets, and interviews with past and present employees, to arrive at a best estimate of the cost impact to the government. The aggregate amount of the estimated penalty is still subject to fluctuation until the government completes its investigation, and a definitive amount is determined. The
Company believes the methodology it used to determine the amount of the estimate is reasonable. As a result, the amount of any additional charges (or the possible range of any fluctuation in the estimated penalty) cannot be estimated at this time.
  The Company believes that certain of its former officers may have been responsible for the misconduct related to the test failures, and will evaluate ways of recovering the damages once the government completes its investigation.
In
the meantime, the Company has suspended all payments under a note payable to a former officer.


ITEM 4.  Submission of Matters to a Vote of Security
Holders

  None.















































                     PART II


ITEM 5.  Market for Common Equity and Related Stockholder
Matters

(a)  Market Information

    Torotel no longer fully satisfied all of the continued listing guidelines of the American Stock Exchange (AMEX) and, as a result, the Company consented to the removal of its common stock from the AMEX effective the close of trading on March 12, 1999. Trading in the Companys common stock is now conducted on the over-the-counter pink sheets market under the symbol TTLO.

  Price Range of Common Stock
  The following table sets forth the high and low sales prices of the Companys common stock.

                        1999                1998
Fiscal Period      High     Low      High        Low
  First Quarter    1-1/8    5/8      1-1/8       11/16
  Second Quarter   1-3/4    1-1/4    1-1/16      3/4
  Third Quarter    2-1/16   1-3/16   7/8         1/2
  Fourth Quarter   1-3/8    1/8      13/16       5/16

(b)  Approximate Number of Equity Security Holders

                                   Approximate Number of
                                       Record Holders
  Title of Class                    as of April 30, 1999
Common Stock, $.50 par value              1,500 (1)

  (1) Included in the number of stockholders of record are shares held in nominee or street name.

(c)  Dividend History and Restrictions

  The Company has never paid a cash dividend on its common stock and has no present intention of paying cash dividends in the foreseeable future. The Companys present borrowing agreements prohibit the payment of cash dividends without the prior consent of the lender.

(d)  Dividend Policy

  Future dividends, if any, will be determined by the Board of Directors in light of the circumstances then existing, including the Companys earnings, financial requirements, general business conditions and credit agreement restrictions.


ITEM 6.  Managements Discussion and Analysis or Plan of
Operation

  The following management comments regarding the Companys results of operations and outlook should be read in conjunction with the Consolidated Financial Statements included pursuant to Item 7 of this Annual Report.
  Due to the sale of substantially all of the assets of OPT
(see Note Q of Notes to Consolidated Financial Statements), the discussion and analysis of the results of operations includes only the continuing operations of Torotel, Inc.
and Torotel Products, Inc.

1999 Compared to 1998

  Net sales decreased 25% from $6,059,000 to $4,553,000 due to lower sales of the potted coil assembly for the Hellfire
II missile system and lower overall magnetics sales. In previous years, sales of the potted coil assembly accounted for about 25% of Torotel Products total sales. At the present time, it is uncertain as to whether any additional orders will be received for this product. The lower magnetic sales were attributable to certain military programs which are being phased out or replaced. As a result of these factors, lower sales are expected in fiscal
2000.
  Gross profit as a percentage of net sales decreased 21% due primarily to a $424,000 write-down of slow-moving, obsolete and discontinued inventory, negative labor variances from established standards, and a product mix yielding lower margins. Management is attempting to improve the direct labor performance by implementing more training and by segregating its manufacturing operation into two segments. The first group specializes in outsourced products while the second group handles the more complex products, which are built internally.
  Engineering expenses decreased 12% from $269,000 to $236,000 due primarily to a $23,000 decrease in payroll costs due to a reduction in personnel, a $7,000 decrease in equipment rental costs due to the purchase of the equipment, and a $3,000 decrease in education costs associated with a tuition reimbursement benefit.
Management anticipates a further reduction in engineering expenses during the next few months.
  Selling, general and administrative (SG&A) expenses increased 3%. The SG&A expenses of Torotel, Inc. increased
100% from $227,000 to $455,000 due primarily to higher professional fees associated with the terminated definitive merger agreement with Electronika, Inc. (see Note O of
Notes to Consolidated Financial Statements). The SG&A expenses of Torotel Products decreased 17% from $1,135,000 to $944,000 due primarily to a $141,000 decrease in professional fees due to the settlement of the litigation that was ongoing in the prior year, a $30,000 decrease in payroll costs due to a reduction in personnel, a $16,000 decrease in computer maintenance costs due to completing the conversion to the OPT computer system, and a $4,000 decrease in utilities due to discontinued use of part of the facility. Management anticipates a reduction in SG&A expenses during the next few months.
  Interest expense increased slightly. The interest expense of Torotel, Inc. remained unchanged at $41,000.
The interest expense of Torotel Products increased slightly from $47,000 to $48,000.
  Sundry non-operating expense decreased due to two special charges in fiscal 1998. The first was a $276,000 charge for a settlement that ended a class action alleging racial discrimination in hiring by Torotel Products; the second was a $70,000 charge for an estimated penalty as discussed in Note M of Notes to Consolidated Financial Statements.
This decrease was offset partially by a special charge of $107,000 for a loss on disposition and discontinuance of certain equipment.
  For the reasons discussed above, the consolidated pretax loss increased from $477,000 to $1,592,000. The pretax loss of Torotel, Inc. increased from $268,000 to $496,000.
The pretax loss of Torotel Products increased from $209,000 to $1,096,000.


1998 Compared to 1997

  Net sales decreased slightly from $6,062,000 to $6,059,000. While sales of the potted coil assembly for the Hellfire II missile system increased $740,000, shipments of other magnetics products decreased due to lower shippable bookings during the last six months of fiscal 1998, and production inefficiencies and technical design problems which contributed to delays in the shipment of other orders.
  Gross profit as a percentage of net sales decreased 4% due primarily to labor inefficiencies resulting from certain technical design problems and the conversion to a computerized Information/MRP System.
  Engineering expenses decreased 5% from $283,000 to $269,000 due primarily to a reduction in clerical personnel.
  Selling, general and administrative (SG&A) expenses decreased 33%. The SG&A expenses of Torotel, Inc.
decreased 46% from $424,000 to $227,000 due primarily to costs of $107,000 associated with the terminated stock sale to Brockson Technologies Group, LLC in fiscal 1997, a
$36,000 bonus award pursuant to the Incentive Compensation
Plan in fiscal 1997, a $27,000 decrease in professional fees, a $22,000 decrease in travel costs, and a $5,000 decrease in investor relations expense. The SG&A expenses of Torotel Products decreased 29% from $1,605,000 to $1,135,000 due primarily to a restructuring charge of $277,000 in fiscal 1997, an $79,000 decrease in payroll and fringe benefits costs, a $70,000 decrease in professional fees, a $27,000 decrease in sales commissions, and a $15,000 charge for proper disposal of certain outdated hazardous materials in fiscal 1997.
  Interest expense decreased 8%. The interest expense of Torotel, Inc. remained unchanged at $41,000. The interest expense of Torotel Products decreased nearly 15% from $55,000 to $47,000 due to a lower aggregate borrowing level.
  Sundry non-operating expense decreased 18% due to a $416,000 charge in fiscal 1997 for an estimated penalty as discussed in Note M of Notes to Consolidated Financial
Statements. This decrease was offset partially by the additional $70,000 charge also discussed in Note M of Notes to Consolidated Financial Statements, as well as a $276,000 charge for a settlement that ended a class action alleging racial discrimination in hiring by Torotel Products.
  For the reasons discussed above, the consolidated pretax loss decreased from $1,015,000 to $477,000. The pretax loss of Torotel, Inc. decreased from $465,000 to $268,000.
The pretax loss of Torotel Products decreased from $550,000 to $209,000.
  Provision for income taxes increased due to an increase in the valuation allowance for the deferred tax asset (see
Note E of Notes to Consolidated Financial Statements).


Liquidity and Capital Resources

  Historically, the Company has relied on funds generated internally and bank borrowings to meet its normal operating requirements and to service bank indebtedness; however, the Company has sustained substantial operating losses in the last three fiscal years, and has used, rather than provided, cash in its overall operations in the last two fiscal years. While the continuing operations of the Company have provided cash in the last two years, a further decrease in sales is anticipated. In addition, the Company incurred substantial liabilities as a result of the terminated merger with Electronika, Inc., and its discontinued OPT subsidiary, whose name was recently changed to East Coast Holdings, Inc., has a significant amount of trade debt remaining from its operations (see
Note Q of Notes to Consolidated Financial Statements). At the present time, the Company is operating without a revolving credit line, and there is no assurance that the Company will be able to secure such a lending arrangement in the near future. While management will be evaluating various alternatives for improving the Companys liquidity position, achieving profitability from the lower sales volume will be the most critical component for continuing as a going concern. Management believes it has developed a business strategy that offers the best chance for long-term success.
  During the year ended April 30, 1999, the Companys overall operating activities used $1,238,000 in cash flow.
Corporate related matters provided $11,000. The operations of Torotel Products provided $888,000 due primarily to lower levels of receivables and inventories. The discontinued operations of OPT used $2,137,000.
  Investing activities provided $3,457,000 in cash flow due to the product line sale and the asset sale as discussed in Notes P and Q of Notes to Consolidated Financial
Statements. Capital expenditures for production and engineering equipment were $46,000. The Company anticipates a similar level of investments for capital expenditures in fiscal 2000.
  Financing activities used $2,214,000 in cash flow due primarily to decreases in the revolving credit line and long-term debt due to the transactions discussed in Notes P and Q of Notes to Consolidated Financial Statements.
  The Company believes that inflation will have only a minimal effect on future operations since such effects will be offset by sales price increases which are not expected to have a significant effect upon demand.

Year 2000 Readiness

  Management continues to assess the Companys Year 2000 readiness. Extensive testing has been performed on the main operating system and its software applications, and it has been determined that both hardware and software are Year 2000 compliant. However, with the discontinuance of OPT and the subsequent sale of assets (see Note Q of Notes to Consolidated Financial Statements), the Company must acquire and install a new computer system by the end of October 1999.
  Management also has polled its significant suppliers and customers and, based on these responses, has determined that its operation does not appear to be vulnerable to a third parties failure to remediate their own Year 2000 issues. Management continues to test various equipment to verify its Year 2000 functionality. These assessments should be completed no later than August 1999.

  The Company has not incurred any external costs for its Year 2000 readiness reviews and assessments. Internal costs have not been tracked separately; however, these costs have been (and should continue to be) minimal, and have been limited to the related payroll costs for certain internal employees and postage for the mailing of questionnaires to suppliers and customers.
  A most reasonably likely worst case Year 2000 scenario is not known at this time. The Company believes all necessary steps are being taken to assure a smooth transition to the Year 2000. While the Company has no reason to believe that there will be any undue disruptions of goods or services, there is no guarantee that the systems of major suppliers and customers will be timely converted (even if their completed questionnaires indicate they are, or will be, Year 2000 compliant) and would not have a material adverse effect on the Company.
  The Company has not completed a contingency plan and nor does it intend to unless the assessment process uncovers potential problems.


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

ITEM 7.  Financial Statements and Supplementary Data


           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Certified Public Accountants

Consolidated Balance Sheet as of April 30, 1999

Consolidated Statements of Operations for the years ended
      April 30, 1999 and 1998

Consolidated Statement of Changes in Stockholders Equity for the period May 1, 1997 through April 30, 1999

Consolidated Statements of Cash Flows for the years ended
      April 30, 1999 and 1998

Notes to Consolidated Financial Statements            16


ITEM 8.  Changes in and Disagreements With Accountants on
Accounting and
          Financial Disclosure

None.

































REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Torotel, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Torotel, Inc. and Subsidiaries as of April 30, 1999, and the related consolidated statements of operations, stockholders deficit, and cash flows for the years ended
April 30, 1999 and 1998. These financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Torotel, Inc. and Subsidiaries as of April 30, 1999 and the consolidated results of their operations and their consolidated cash flows for the years ended April 30, 1999 and 1998 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company has sustained substantial losses in 1999 and 1998 and its ability to obtain adequate financing and maintain profitable operations is uncertain.
Because of these factors, substantial doubts are raised about the Companys ability to continue as a going concern.
The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/   Grant Thornton LLP


Kansas City, Missouri
June 17, 1999




CONSOLIDATED BALANCE SHEET
As of April 30, 1999

ASSETS

Current assets:
  Cash                                        $     51,000
  Trade and other receivables,
    less allowance for doubtful
    accounts  of $82,000 (Notes A, D and Q)        437,000
  Inventories (Notes A, C, and D)                  422,000
  Prepaid expenses and other current assets         11,000
                                                   921,000

Property, plant and equipment (Notes A and D):
  Land                                             189,000
  Buildings and improvements                       566,000
  Equipment                                      1,215,000
                                                 1,970,000
  Less accumulated depreciation
    and amortization                             1,464,000
                                                   506,000

Note receivable (Notes D and Q)                    441,000

Other assets                                         9,000
                                                $1,877,000

LIABILITIES AND STOCKHOLDERS DEFICIT

Current liabilities:
  Current maturities of long-term debt
   (Notes D and Q)                              $  592,000
  Trade accounts payable (Note Q)                  984,000
  Accrued liabilities (Notes J and Q)              266,000
                                                 1,842,000

Long-term debt, less current
 maturities (Notes D and Q)                        433,000

Note and interest payable to former
 officer (Notes K and M)                           479,000

Estimated government penalty (Note M)              486,000

Commitments and contingencies (Notes F and M)          -

Stockholders deficit
     (Notes D, G, H, I and L):
  Common stock, $.50 par value; 6,000,000 shares
     authorized; 2,882,795 shares issued         1,442,000
  Capital in excess of par value                 8,672,000
  Accumulated deficit                          (11,272,000)
                                                (1,158,000)
Less cost of treasury stock, 71,205 shares         205,000
                                                (1,363,000)
                                               $ 1,877,000
              The accompanying notes are an integral
                   part of this statement.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended April 30,

                                     1999         1998
Net sales                       $  4,553,000  $  6,059,000
Cost of goods sold (Note N)        4,314,000     4,471,000

    Gross profit                     239,000     1,588,000

Operating expenses:
  Engineering                        236,000      269,000
  Selling, general and
    administrative (Note N)        1,399,000    1,362,000
                                   1,635,000    1,631,000

    Loss from operations          (1,396,000)     (43,000)

Other expense:
  Interest expense                    89,000       88,000
  Other expense, net
   (Notes M and N)                   107,000      346,000
                                     196,000      434,000

    Loss from continuing
     operations before
      provision for income taxes  (1,592,000)    (477,000)

Provision for income taxes
  (Note E)                             -          228,000

Loss from continuing operations   (1,592,000)    (705,000)

Discontinued operations
  (Notes P and Q):
  Loss from operations of
   discontinued subsidiary        (1,894,000)    (818,000)
  Gain on sale of product line       984,000         -
  Gain on disposal of subsidiary,
    net of provision of $210,000
    for operating losses
    during phase-out period          104,000         -
                                    (806,000)    (818,000)

Net loss                        $ (2,398,000)  $(1,523,000)

Basic loss per share
  (Notes H and I):
  Continuing operations               $ (.56)       $ (.25)
  Discontinued operations               (.29)         (.29)
                                      $ (.85)       $ (.54)

Diluted loss per share
  (Notes H and I):
  Continuing operations               $ (.56)       $ (.25)
  Discontinued operations               (.29)         (.29)
                                      $ (.85)       $ (.54)
         The accompanying notes are an integral part of
                    these statements.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
(DEFICIT)

                            Capital in   Accum-     Treasury     Total
                  Common    Excess of    ulated      Stock,    Stockholders
          Shares   Stock    Par Value    Deficit     at cost  Equity (Deficit)

Balance,
 May 1,
 1997  2,879,473 $1,440,000 $8,671,000 $(7,351,000) $(205,000) $2,555,000

Net loss   -           -        -       (1,523,000)      -     (1,523,000)
Issuance
  of common stock to
   employee stock purchase
   plan (Note G)
           1,096      1,000      1,000       -           -          2,000

Balance,
 April 30,
 1998  2,880,569 $1,441,000 $8,672,000 $(8,874,000) $(205,000) $1,034,000

Net loss      -         -          -    (2,398,000)     -      (2,398,000)
Issuance
  of common stock to
   employee stock purchase
   plan (Note G)
           2,226      1,000        -         -          -          1,000

Balance,
 April 30,
 1999
       2,882,795 $1,442,000 $8,672,000 $(11,272,000) $(205,000) $(1,363,000)




























           The accompanying notes are an integral
               part of this statement.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended April 30,

                                   1999           1998
Cash flows from
 continuing operating
 activities:
  Net loss                    $ (2,398,000)  $  (1,523,000)
Adjustments to reconcile
 net loss to net cash
 provided by continuing
 operations:
  Loss from operations
   of discontinued subsidiary    1,894,000        818,000
  Gain on sale of product line    (984,000)          -
  Gain on disposal
   subsidiary                     (104,000)          -
  Loss on disposition of
   fixed assets                    107,000           -
  Estimated government penalty        -            70,000
  Settlement of litigation            -           276,000
  Depreciation and amortization    153,000        141,000
  Deferred tax asset                  -           228,000
  Increase (decrease) in cash
   flows from continuing
   operations resulting from
   changes in:
     Trade and other receivables 1,127,000       556,000
     Inventories                   932,000      (217,000)
     Prepaid expenses and
      other assets                  59,000         8,000
     Trade accounts payable        289,000      (258,000)
     Accrued liabilities          (176,000)      (30,000)
Net cash provided by
  continuing operations            899,000        69,000

Cash flows from investing activities:
  Capital expenditures             (46,000)      (88,000)
  Proceeds from sale
   of product line               1,250,000          -
  Proceeds from disposition
   of subsidiarys assets         2,253,000          -
Net cash provided by (used in)
  investing activities           3,457,000       (88,000)

Cash flows from financing activities:
  Borrowings against credit line 2,189,000     1,785,000
  Payments against credit line  (3,750,000)   (1,080,000)
  Proceeds from issuance of
   long-term debt                    -           451,000
  Principal payments
   on long-term debt              (677,000)     (527,000)
  Payments on capital
   lease obligations               (18,000)       (8,000)
  Note and interest payable
   to former officer                41,000        54,000
  Proceeds from issuance of
   common stock                     1,000         2,000
Net cash provided by (used in)
  financing activities         (2,214,000)      677,000

Net cash used in
  discontinued operations      (2,137,000)     (808,000)

Net increase (decrease)
   in cash                 $        5,000  $   (150,000)
Cash, beginning of year            46,000       196,000

Cash, end of year          $       51,000  $     46,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for:
       Interest            $      289,000  $    235,000
       Income taxes        $         -     $       -
  Non-cash investing and financing activities:
       Note receivable
        received in sale
        of assets of
        subsidiary         $      441,000  $       -
       Settlement of
        litigation paid
        with asset held
        for sale           $       76,000  $       -
       Capital lease
        obligation
        incurred for
        equipment          $         -     $    46,000



























             The accompanying notes are an integral
                   part of these statements.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Torotel specializes in the custom design and manufacture of a wide variety of precision magnetic components, consisting of transformers, inductors, reactors, chokes and toroidal coils. Approximately 97% of Torotels sales are derived from domestic customers. The following summarizes the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements.

Principles of Consolidation

  The consolidated financial statements include the accounts of Torotel, Inc. and its wholly-owned subsidiaries, Torotel Products, Inc. and OPT Industries,
Inc., whose name was recently changed to East Coast
Holdings, Inc. All significant inter-company accounts and transactions have been eliminated.

Use of Estimates

  In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

  Cost approximates market for all financial instruments as of April 30, 1999 and 1998.

Revenue Recognition

  Revenue is recognized on contracts and orders in the period in which the units are shipped (unit-of-delivery method). Both historically and currently, less than 5% of the Companys annual consolidated sales arise from contracts which are performed over a period of more than one year.

Inventories

  Inventories are stated at the lower of cost or market.
Cost is determined using a moving average cost method of valuation which currently and historically approximates the first-in, first-out method.

Property, Plant and Equipment

  Property, plant and equipment are carried at cost.
Depreciation and amortization are provided in amounts sufficient to relate the costs of depreciable assets to operations primarily using the straight-line method over estimated useful lives of three to five years for property and equipment, and ten to twenty years for buildings and improvements.


Cash Flows

  For purposes of the statement of cash flows, the Company considers all short-term investments purchased with a maturity of three months or less to be cash equivalents.

Employee Stock Option Plan

  The employee stock option plan is accounted for under Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations.

Advertising Costs

  Advertising costs are expensed as incurred. Advertising costs for continuing operations for the years ended April
30, 1999 and 1998 were $43,000 and $34,000, respectively.

Reclassifications

  Certain reclassifications have been made to the 1998 consolidated financial statements in order to conform to the presentations made in 1999.


NOTE B REALIZATION OF ASSETS

  The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained substantial operating losses in the last three fiscal years, and has used, rather than provided, cash in its overall operations in the last two fiscal years. While the continuing operations of the Company have provided cash in the last two years, a further decrease in sales is anticipated. In addition, the Company incurred substantial liabilities as a result of the terminated merger with Electronika, Inc., and its discontinued OPT subsidiary has a significant amount of trade debt remaining from its operations (see Note Q of Notes to Consolidated Financial
Statements). At the present time, the Company is operating without a revolving credit line, and there is no assurance that the Company will be able to secure such a lending arrangement in the near future. Management believes that achieving profitability from the lower sales volume will be the most critical component for continuing as a going concern. Management believes it has developed a business strategy that offers the best chance for long-term success.
  In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Companys ability to meet its financing requirements on a continuing basis, to maintain present financing, and to succeed in its future operations. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.


NOTE C - INVENTORIES

  The following table summarizes the components of inventories:

Raw materials                   $   108,000
Work in process                     271,000
Finished goods                       43,000

                                $   422,000

NOTE D - FINANCING AGREEMENTS

  On April 19, 1999, the Company, as guarantor of the bank debt of its discontinued OPT subsidiary, executed a Modification Agreement to an existing OPT loan with Phillipsburg National Bank & Trust Company (PNBT) with a principal balance of $495,000. The loan is collateralized by the trade accounts receivable, inventories and equipment of Torotel Products, the remaining trade accounts receivable of OPT, and the note receivable from SIGMA (see
Note Q of Notes to Consolidated Financial Statements).
  Under the terms of the loan, the outstanding balance bears interest at a fixed rate of 8.0% per annum and has a maturity date of April 1, 2003. During the first year, the loan requires monthly interest only payments starting May
1, 1999. Starting May 1, 2000, the loan requires monthly payments of principal and interest in equal amounts necessary to pay off the full balance owed in 36 monthly payments. In addition, as part of the OPT asset sale discussed in Note Q of Notes to Consolidated Financial
Statements, PNBT has frozen OPTs lockbox account and will apply all subsequent OPT cash receipts to the outstanding balance of the loan. As of April 30, 1999, the outstanding balance of the loan was $459,000. The Company is required to comply with certain covenants including restrictions on the payment of cash dividends. As of April 30, 1999, the Company was not in compliance with a maximum leverage ratio a quick ratio and a current ratio covenant. However, PNBT is in the process of reviewing and resetting these financial ratio covenants for the year 2000 based on the revised corporate structure subsequent to the sale of OPT assets. For reporting purposes, the outstanding loan balance of $459,000 is classified as a current maturity of long-term debt in the accompanying consolidated balance sheet.
  Torotel Products has a $451,000 note with PNBT dated
December 23, 1997. Under the terms of the note, the outstanding balance bears interest at a fixed rate of 9-
1/4% per annum through March 18, 2001, thereafter the rate will be adjusted annually and will fluctuate at 1/2% over the banks base lending rate. The note requires monthly principal and interest payments of $4,678. The note, which is guaranteed by Torotel, Inc., has a maturity date of December 23, 2012, and is collateralized by a first mortgage on the land and buildings in Grandview, Missouri.
As of April 30, 1999, the outstanding balance on the note was $431,000.
  Pursuant to a settlement that ended a class action alleging racial discrimination in hiring by Torotel
Products, Inc., the Company entered into an unsecured promissory note for $200,000. The terms of the note require eight quarterly installments of $25,000, the first six of which are interest-free. The final two quarterly installments will be due when the Company has earned a profit in three consecutive quarters, or May 4, 2003, whichever comes first. If either of the last two installments are deferred due to lack of profitability, interest will accrue on the deferred amount at the rate of 9% per annum. As of April 30, 1999, the outstanding balance on the note was $100,000.

  Information concerning the Companys long-term indebtedness is as follows:

Term loan payable to PNBT,
 maturing April 2003                     $   459,000
Note payable to PNBT,
 maturing December 2012                      431,000
Note payable to Settlement Fund,
 maturing February 2000                      100,000
Installment contract payable                  11,000
Capitalized lease obligations (Note F)        24,000
                                           1,025,000
Less: Current maturities                     592,000

                                         $   433,000

  The amount of long-term debt maturing in each of the next five years is as follows:

        April 30,           Amount
           2000          $   592,000
           2001               34,000
           2002               30,000
           2003               24,000
           2004               27,000
        Thereafter           318,000

                         $1,025,000

NOTE E - INCOME TAXES

  The provision for income taxes reflected in the consolidated statements of operations differs from the amounts computed at the federal statutory tax rates. The principal differences between the statutory income tax expense and the effective provision for income taxes are summarized as follows:



                              1999             1998
Computed tax expense
 at statutory rates      $       -       $       -
Increase in deferred
 tax assets                  (279,000)        (209,000)
Increase in valuation
 allowance                    279,000          437,000

                         $       -       $     228,000

The financial statement presentation of discontinued operations has resulted in the following income tax allocations:

                              1999           1998
Continuing operations    $       -       $     228,000
Discontinued operations          -             -

                         $       -       $     228,000

The Company has available as benefits to reduce future income taxes, subject to applicable limitations, the following estimated net operating loss (NOL) carryforwards:


          Year of            NOL
        Expiration      Carryforward
          2000        $      471,000
          2001             1,420,000
          2003             1,416,000
          2007               340,000
          2009               495,000
          2010               694,000
          2011               319,000
          2012               889,000
          2013               801,000
          2014             2,972,000

                       $   9,817,000

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


Net operating loss carryforwards          $ 3,043,000
Inventory valuation reserve                   181,000
Tax credit carryforwards                       55,000
Other                                          50,000
                                            3,329,000
Less valuation allowance                    3,329,000

                                          $     -

NOTE F COMMITMENTS AND CONTINGENCIES

  The Company is party to one non-cancelable operating lease used in the performance of its business. In addition, in fiscal 1998, the Torotel Products entered into two lease financing arrangements for a thermal shock chamber and a phone system. The aggregate initial capitalized cost of this equipment was $56,000 with a discount rate of 19% and 15% implicit in the respective lease agreements. These two leases are presented in the financial statements as capital leases.
  Future minimum lease payments subsequent to April 30, 1999, are as follows:

                      Capital      Operating
        April 30,      Leases       Leases
           2000    $    15,000   $    12,000
           2001         10,000        12,000
           2002          4,000        12,000
           2003           -           12,000
           2004           -           12,000

                   $    29,000   $    60,000

  The future minimum capital lease payments of $29,000 include amounts representing interest of $5,000 which results in a present value of $24,000 for net minimum capital lease payments (see Note D of Notes to Consolidated
Financial Statements). Equipment recorded under capital leases amounted to $40,000, net of accumulated depreciation of $16,000 as of April 30, 1999.
  Total rent expense for all operating leases for continuing operations for the years ended April 30, 1999 and 1998 was $27,000 and $24,000, respectively.






NOTE G - EMPLOYEE INCENTIVE PLANS

Incentive Compensation Plan

  On September 19, 1994, the shareholders approved the Incentive Compensation Plan. All key employees are eligible to participate in the Plan. The Plan provides for participants to receive incentive payments in cash and/or
Torotel common stock based on targeted pretax earnings, as defined in the Plan. There were no awards under the Plan during the years ended April 30, 1999 and 1998.

Employee Stock Purchase Plan

  The Company has an Employee Stock Purchase Plan which allows employees to purchase Torotel common stock at a formula price which approximates market value. The Plan enables employees to purchase stock through payroll deductions of up to 10% of their compensation. The Company matches one-half of the employees contribution. Stock purchased under the Plan is restricted from transfer for one year after the date of issuance. There were no expenses under the Plan during the year ended April 30, 1999. Expenses for continuing operations during the year ended April 30, 1998, were $1,000.

Employee Stock Option Plans

  In accordance with the 1982 Incentive Compensation Plan, the Company reserved 630,000 common shares for issuance to key employees pursuant to the exercise of incentive and non-qualified stock options granted prior to May 20, 1992.
At April 30, 1999, no options were available for future grants, but options to purchase 3,357 shares were exercisable. Stock option transactions under the 1982
Incentive Compensation Plan for each period are summarized as follows:

                        Shares Under         Option Price
                           Option              Per Share
Balance, May 1, 1997       18,207           $1.70 to $2.00
Exercised                    -                     -
Forfeited                 (14,850)              $2.00
Balance, April 30, 1998     3,357               $1.70
Exercised                    -                     -
Forfeited                    -                     -

Balance, April 30, 1999     3,357               $1.70

  In accordance with the Incentive Compensation Plan approved on September 19, 1994, the Company reserved
400,000 common shares for issuance to key employees pursuant to the exercise of incentive and non-qualified stock options granted prior to June 20, 2004. The options are accounted for under APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for this Plan. The incentive stock options have a term of five years when issued and vest 50% per year at the end of each of the first two years. The non-qualified stock options have a term of ten years when issued and vest
25% per year at the end of each of the first four years.
The exercise price of each option equals the market price of the Companys common stock on the date of grant.
Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Plan been determined based on the fair value of the options at the grant dates consistent with the method of Statement of Financial Accounting Standards No. 123, Accounting for
Stock-Based Compensation, the Companys operating results would have been reduced to the pro forma amounts indicated below.

                                   1999           1998
Loss from
 continuing
 operations        As Reported  $(1,592,000)  $   (705,000)
                   Pro Forma    $(1,627,000)  $   (745,000)

Basic loss
 per share from
 continuing
 operations        As Reported  $      (.56)  $      (.25)
                   Pro Forma    $      (.58)  $      (.27)

Diluted loss
 per share from
 continuing
 operations        As Reported  $      (.56)  $     (.25)
                   Pro Forma    $      (.58)  $     (.27)

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

                            1999               1998
                               Weighted           Weighted
                     Shares    Average   Shares    Average
                     Under     Exercise  Under     Exercise
                     Option      Price   Option      Price
Outstanding,
 beginning of year   150,000    $1.00    150,000      $1.00
  Granted               -         -         -            -
  Exercised             -         -         -            -
  Forfeited         (142,500)   $1.00       -            -

Outstanding,
 end of year           7,500    $1.00    150,000     $1.00

Options exercisable,
 year-end              7,500    $1.00       -          -
Weighted average
 fair value of
 options granted
 during the year                  -                    -

The following information applies to options outstanding at April 30, 1999:

Number outstanding                            7,500
Range of exercise prices                      $1.00
Weighted average exercise price               $1.00
Weighted average remaining contractual life   2.6 years

401(k) Retirement Plans

  The Company has a separate 401(k) Retirement Plan for
Torotel Products union and non-union employees. Employer contributions to either Plan are at the discretion of the Board of Directors. Employer contributions to the union
Plan were $1,000 in each of the years ended April 30, 1999 and 1998. Employer contributions to the non-union Plan were $2,000 and $5,000 for the years ended April 30, 1999 and 1998, respectively.


NOTE H - EARNINGS PER SHARE

  Statement of Financial Accounting Standards (SFAS) No.
128, Earnings per Share, requires dual presentation of basic and diluted EPS on the face of the statement of earnings regardless of whether basic and diluted EPS are the same; and requires a reconciliation of the numerator and denominator used in computing basic and diluted EPS.
Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period.
Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion 15. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.
Pursuant to SFAS No. 128, the basic and diluted loss per common share were computed as follows:





                                 1999              1998
Net loss                       $ (2,398,000)  $ (1,523,000)
Weighted average
 common shares outstanding        2,811,438      2,809,072
Incremental shares                   -              -
Basic loss per share           $       (.85)  $       (.54)
Diluted loss per share         $       (.85)  $       (.54)

No incremental shares are included in the EPS calculations due to the net loss in each fiscal year.


NOTE I - STOCK WARRANTS

  In connection with the acquisition of OPT in fiscal 1994, warrants to purchase 66,667 shares of the Companys common stock at $1.50 per share were issued to Chemical Bank New
Jersey N.A.  The warrants expire on September 1, 2003.
Pursuant to a settlement that ended a class action alleging racial discrimination in hiring by Torotel Products, Inc., the company agreed to issue a warrant certificate to the Torotel Settlement Fund to purchase 100,000 shares of Torotel, Inc. common stock at $.75 per share. The warrant is 100% vested upon issuance and cannot be exercised until the market price of the companys common stock reaches $2.00 per share. The warrant expires on May 4, 2003.
  The $33,000 fair value of the warrant was estimated on the date of grant using the Black-Scholes options-pricing model using the following weighted average assumptions: no dividend payments over the life of the warrant; expected volatility of 75.9%; risk-free interest rate of 5.8%; and expected life of two years.
  Stock warrant transactions for each period are summarized as follows:

                            1999               1998
                               Weighted           Weighted
                     Shares    Average   Shares    Average
                     Under     Exercise  Under     Exercise
                     Option      Price   Option      Price
Outstanding at
 beginning of year      -       $ -         -         $  -
  Granted            100,000      .75       -            -
  Exercised             -         -         -            -
  Forfeited             -         -         -            -
Outstanding at
 end of year         100,000    $ .75       -

Warrants exercisable
 at year-end            -         -         -          -
Weighted average
 fair value of
 warrants granted
 during the year                $ .33                  -

The following information applies to warrants outstanding at April 30, 1999:

Number outstanding                               100,000
Range of exercise prices                         $   .75
Weighted average exercise price                  $   .75
Weighted average remaining contractual life      4.0 years

NOTE J - ACCRUED LIABILITIES

  Accrued liabilities consist of the following:

Employee related expenses              $     103,000
Other, including interest                    163,000

                                       $     266,000

NOTE K - NOTE PAYABLE TO FORMER OFFICER

  The Company has a $429,000 promissory note with Alfred F.
Marsh, former President of Torotel, Inc., dated July 10,
1996. The amount of this note consists of the principal sum of $250,000 from a note executed in April 1986, plus
$179,000 of accrued unpaid interest.  For the year ended
April 30, 1999, the Company accrued $41,000 in interest on the note. The outstanding balance of this unsecured note bears interest at a fixed rate of 10% per annum. The note requires monthly principal and interest payments of $10,881, and matures on July 1, 2000. Under the terms of the note, no payments shall be made to Mr. Marsh as long as any default condition exists under the terms of the loan with PNBT, unless the bank has waived the default condition prior to any payment. As of April 30, 1999, the aggregate amount due under the note is $479,000, which consists of the outstanding principal balance of $384,000 plus accrued interest of $95,000. The Company has suspended all payments under the note due to the reasons discussed in Note M of Notes to Consolidated Financial Statements.


NOTE L - DIVIDEND RESTRICTIONS

  The Companys loan agreement prohibits the payment of cash dividends without the prior consent of PNBT.


NOTE M - ESTIMATED GOVERNMENT PENALTY

  On May 6, 1997, Torotel Products, Inc. was accepted into the Voluntary Disclosure Program of the United States
Department of Defense, resulting from its failure to perform some required thermal shock testing as frequently as required, and inaccurately certifying that all required testing had been performed. As a result of the Companys investigation into the thermal shock deficiencies, which was first reported in November 1996, the Company recorded an estimated charge of $416,000 against earnings in the fourth quarter of its fiscal year ended April 30, 1997.
Because the investigation was ongoing, the Company subsequently determined that there also were some deficiencies in performing some required electrical testing as frequently as required. As a result, the Company recorded an additional estimated charge of $70,000 against earnings in the first quarter of its fiscal year ended
April 30, 1998.
  The Companys investigation included a review of historical sales and pricing data, labor bid sheets, and interviews with past and present employees, to arrive at a best estimate of the cost impact to the government. The aggregate amount of the estimated penalty is still subject to fluctuation until the government completes its investigation, and a definitive amount is determined. The
Company believes the methodology it used to determine the amount of the estimate is reasonable. As a result, the amount of any additional charges (or the possible range of any fluctuation in the estimated penalty) cannot be estimated at this time.
  At this time, the Company is not certain when payment of the damage amount will be required; however, the Company does not anticipate making any payments during the next twelve months. As a result, the entire $486,000 has been classified as a long-term liability in the accompanying consolidated balance sheet.
  The Company believes that certain of its former officers may have been responsible for the misconduct related to the test failures, and will evaluate ways of recovering the damages once the government completes its investigation.
In the meantime, the Company has suspended all principal and interest payments due under a note payable to a former officer (see Note K of Notes to Consolidated Financial
Statements), and does not anticipate making any further payments during the next twelve months. As a result, as of April 30, 1999, the aggregate amount due of $479,000, which consists of the outstanding principal of $384,000 plus the accrued interest of $95,000, has been classified as a long-term liability in the accompanying consolidated balance sheet.
  The legal fees associated with the DOD investigation have amounted to $1,000 during the current fiscal year, $68,000 in fiscal 1998, and $272,000 in aggregate since the investigation started in the third quarter of the fiscal year ended April 30, 1997.


NOTE N - SPECIAL CHARGES AND CREDITS

  For the year ended April 30, 1999, cost of goods sold as presented in the accompanying consolidated statements of operations included a special charge of $424,000 for the write-down of slow-moving, discontinued and obsolete inventory; selling, general and administrative expenses as presented in the accompanying consolidated statements of operations included special charges of $236,000 for expenses associated with the terminated definitive merger agreement with Electronika, Inc.; other expense as presented in the accompanying consolidated statements of operations included a special charge of $107,000 for a loss on disposition and discontinuance of certain equipment.
  For the year ended April 30, 1998, selling, general and administrative expenses as presented in the accompanying consolidated statements of operations included special charges of $159,000, which consisted of $91,000 for legal fees and claim notice publications associated with the settlement of a class action alleging racial discrimination in hiring by Torotel Products, and $68,000 for legal fees associated with the DOD investigation discussed in Note M of Notes to Consolidated Financial Statements; other expense as presented in the accompanying consolidated statements of operations included special charges of $346,000, which consisted of $276,000 for the settlement of the class action alleging racial discrimination, and $70,000 for the additional estimated penalty discussed in Note M of Notes to Consolidated Financial Statements.


NOTE O TERMINATION OF DEFINITIVE MERGER AGREEMENT

  The Company and Electronika, Inc. mutually agreed to cancel their merger plans due to increased regulatory obstacles and higher than anticipated losses of Torotel.
The Company incurred costs of $236,000 in conjunction with the terminated merger.


NOTE P PRODUCT LINE SALE

  On September 18, 1998, Torotels wholly-owned subsidiary,
OPT Industries, Inc., completed the sale of its ultra-miniature transformer and inductor product line to Pico
Electronics, Inc. of Pelham, New York.  Pursuant to the
Asset Purchase Agreement, the Company received cash proceeds of $1,250,000 in return for all assets related to the product line including inventory, raw materials, work in process, finished goods, backlog, fixed assets, intellectual property, goodwill, contracts and rights, whether tangible or intangible of every kind and description.
  As part of the Agreement, the Company agreed that neither it nor any related entity shall re-establish any of the product line sold to Pico, nor shall the Company nor any related entity modify any of its existing products to render the same mechanically and/or electrically interchangeable or substantially interchangeable with any of the products sold to Pico. The sale of the product line resulted in a gain of $984,000.


NOTE Q DISPOSITION OF ASSETS

On April 13, 1999, Torotels wholly-owned subsidiary, OPT
Industries, Inc. (whose name was recently changed to East
Coast Holdings, Inc.), provided official notice, pursuant to federal law, to the union representing its production employees that the subsidiary had made the decision to sell its assets to a third party. In addition, Torotel had received a notice of default from PNBT with respect to the Companys line of credit.
  On April 19, 1999, a transaction was completed whereby
Torotel sold substantially all of the assets of OPT to SIGMA Associates, LLC, an investor group led by Peter B.
Caloyeras, for approximately $2.7 million. The assets sold included the land, buildings, equipment, inventories, order backlog and intellectual property, such as company name, patents, and product designs. The Caloyeras investor group presently controls and operates other companies in the magnetic component and power conversion field. Mr.
Caloyeras is the beneficial owner, as defined in Rule 13d-
3(a) under the Securities Exchange Act of 1934, of 198,900 shares of Torotel Common Stock. Mr. Caloyeras also served as Torotels Chief Executive Officer for a short time in February and March, 1999, until such time as the contemplated merger with Electronika, Inc. was terminated
(see Note O of Notes to Consolidated Financial Statements).
Since the OPT name was part of the assets sold to SIGMA, Torotel recently changed the corporate name of its OPT subsidiary to East Coast Holdings, Inc. The purchase price consisted of:

Cash                               $ 2,200,000
Note receivable                        441,000
Assumption of liabilities               53,000

                                   $ 2,694,000

The cash proceeds were used to pay down most of Torotels bank borrowings with PNBT, which enabled the Company to cure the default with PNBT. The $441,000 note receivable accrues interest at a fixed rate of 8% per annum and has a maturity date of April 19, 2003. During the first year, the note requires monthly interest only payments starting May 19, 1999. Starting May 19, 2000, the note requires monthly payments of principal and interest in equal amounts necessary to pay off the full balance owed in36 monthly payments.
  OPTs losses from operations are shown separately as discontinued operations in the accompanying consolidated statements of operations. The remaining assets and liabilities related to OPT as of April 30, 1999, are included in the accompanying consolidated balance sheet under the following captions and in the amounts shown:

Trade accounts receivable, net          $    122,000
Note receivable                         $    441,000
Trade accounts payable                  $    512,000
Accrued liabilities                     $    156,000
Long-term debt                          $    459,000

  OPTs net sales for the years ended April 30, 1999 and 1998 were $2,872,000 and $5,679,000, respectively.


NOTE R INFORMATION ABOUT MAJOR CUSTOMERS

  For the year ended April 30, 1999, sales to four major customers amounted to 17%, 12%, 11% and 11% of consolidated net sales. For the year ended April 30, 1998, sales to three major customers amounted to 27%, 12% and 10% of consolidated net sales.




















































                      PART III


ITEM 9.  Directors, Executive Officers, Promoters and
Control Persons, Compliance With Section 16(a) of the
Exchange Act

  As of the date of this Annual Report, based solely upon a review of copies of Forms 3, 4 and 5 and amendments thereto furnished to the Company during its most recent fiscal year, the Company believes that all directors and officers are in compliance with the reporting requirements of
Section 16(a) of the Securities Exchange Act of 1934.
Biographical summaries concerning individuals serving on the Board of Directors, the Companys executive officers and significant employees, are shown below. Dale H. Sizemore, Jr., both a Director and executive officer, and Richard A.
Sizemore, a Director, are brothers.

  Dale H. Sizemore, Jr., age 47
  Chairman of the Board, President and Chief Executive
  Officer of Torotel, Inc.
  President of Torotel Products, Inc.

  Mr. Sizemore became a Director of the Company in 1984.
He has served as Chairman since 1995, and served as President from 1995 to 1996, and recently assumed the title
President again in April 1999. Mr. Sizemore was President of Kansas Communications, Inc., located in Lenexa, Kansas, from 1983 to 1995, and was Chairman of the Board and Treasurer from 1995 to 1998. Mr. Sizemore is currently self employed.

  Richard A. Sizemore, age 39
  President of Interactive Design, Inc.

  Mr. Sizemore became a Director of the Company in 1995.
He has been owner and President of Interactive Design, Inc.
in Lenexa, Kansas, since 1987. He holds a B.S. degree in electrical engineering and an M.B.A. from the University of Kansas.

  H. James Serrone, age 44
  Vice President of Finance, Chief Financial Officer, and
  Secretary of Torotel, Inc.
  Vice President of Finance and General Manager of Torotel
  Products, Inc.

Mr. Serrone was appointed a Director of the Company in May
1999.  He joined Torotel in 1979, became Controller in
1982, and was named Vice President in 1993. Mr. Serrone has served as Vice President of Torotel Products, Inc.
since 1992.  He has been General Manager of Torotel
Products, Inc. since August 1996.






ITEM 10.  Executive Compensation

  The following table sets forth the compensation of the named executive officers for each of the Companys last three completed fiscal years.

               Summary Compensation Table

                                   Long-Term
 Name and    Annual Compensation  Compensation
 Principal                          Options     All Other
 Position    Year   Salary   Bonus  Awarded    Compensation

Dale H.
 Sizemore,
 Jr. (a)     1999  $   -0-  $   -0-    -0-     $      1,500
President    1998  $   -0-  $   -0-    -0-     $     10,200
 and
Chief
 Executive
 Officer     1997  $   -0-  $   -0-    -0-     $     10,200


Christian T.
 Hughes (b)  1999  $125,000 $   -0-    -0-     $        -0-
President    1998  $124,216 $   -0-    -0-     $        700
 and
Chief
 Operating
 Officer     1997  $126,676 $ 36,000  37,500   $      8,200

(a)  Dale H. Sizemore, Jr. became President effective April
20, 1999.

(b)  Christian T. Hughes became President and Chief
Operating Officer effective September 16, 1996. Mr. Hughes was terminated effective April 20, 1999.


Option Grants

  There were no grants of stock options made to any executive officers during the Companys last completed fiscal year.


Aggregate Option Exercises and Fiscal Year-End Option Value

  There were no stock option exercises made during the last completed fiscal year and the executive officers identified above did not have any unexercised stock options as of April 30, 1999.






Compensation of Directors

  During the fiscal year ended April 30, 1999, Dale H.
Sizemore, Jr. and Richard A. Sizemore received compensation of $1,500, and as of April 30, 1999, another $4,500 remains due and payable.


ITEM 11. Security Ownership of Certain Beneficial Owners and Management

  Certain Beneficial Owners

  The following persons beneficially own more than 5% of the outstanding Common Stock of Torotel, Inc. as of June
28, 1999:

Name and Address           Amount Beneficially    Percent
of Beneficial Owner             Owned             of Class

Richard A. Sizemore             214,868  (a)        7.6%
Linda V. Sizemore8356 Hallet
Lenexa, KS  66215

Gregory M. Sizemore             203,852  (b)        7.3%
Julie Sizemore
12735 Mohawk Circle
Leawood, KS  66209

Dale H. Sizemore                179,003  (c)       6.4%
Carol J. Sizemore
2705 W. 121st Terrace
Leawood, KS  66209

Paulette A. Durso               124,625  (d)      4.4%
James T. Durso
3917 N.E. 59th St.
Kansas City, MO  64119

Sizemore Enterprises            200,506  (e)      7.1%
2705 W. 121st Terrace
Leawood, KS  66209

Caloyeras Family
 Partnership, L.P.              207,900  (f)      7.4%
2041 W. 139th Street
Gardena, CA  90249

Thomas E. Foster                142,100        5.1%
5506 Brite Drive
Bethesda, MD  20817

(a) Richard A. Sizemore and Linda V. Sizemore are husband and wife. Mr. and Mrs. Sizemores individual direct ownership is 140,226 and 15,666 shares, respectively. Mr.
Sizemores indirect ownership includes 58,976 shares which are owned by Mr. Sizemore as trustee for his children.

(b) Gregory M. Sizemore and Julie Sizemore are husband and wife. Mr. and Mrs. Sizemores individual direct ownership is 137,654 and 15,666 shares, respectively. Mr. Sizemores indirect ownership includes 50,532 shares which are owned by Mr. Sizemore as trustee for his children.

(c) Dale H. Sizemore, Jr. and Carol J. Sizemore are husband and wife Mr. and Mrs. Sizemores individual direct ownership is 130,964 and 14,351 shares, respectively. Mr.
Sizemores indirect ownership includes 33,688 shares which are owned by Mr. Sizemore as trustee for his children.

(d) James T. Durso and Paulette A. Durso are husband and wife. Mr. and Mrs. Dursos individual direct ownership is 9,000 and 103,149 shares, respectively. Mrs. Dursos indirect ownership includes 12,476 shares which are owned by Ms. Durso as trustee for her children.

(e) Sizemore Enterprises is a general partnership. The general partners, who are brothers and sister, are Dale H
Sizemore, Jr., Paulette Durso, Gregory M. Sizemore and
Richard A. Sizemore.

(f) The Caloyeras Family Partnership L.P., is a limited partnership in which PBC, Inc., a California corporation, is the sole general partner. Peter B. Caloyeras is the sole shareholder, sole director and president of PBC, Inc.
The limited partners of the Caloyeras Family Partnership include the sons and daughter of Peter B. Caloyeras. The number of shares indicated as owned by the Caloyeras Family
Partnership L.P. also includes 3,000 shares owned individually by each of the sons and daughter of Peter B.
Caloyeras.


Management

  The following table sets forth the individuals serving on the Board of Directors, the Companys executive officers and significant employees, and information with respect to the number of shares of the Companys common stock beneficially owned by each of them directly or indirectly, as of June
28, 1999. The number of shares beneficially owned includes shares, if any, held in the name of the spouse, minor children, or other relative of the individual living in his home, as well as shares, if any, held in the name of another person under an arrangement whereby the individual enjoys the right to vote or the use of the income, or whereby the individual can vest or revest title in himself at once or at some future time. The business address of each person listed below is 13402 South 71 Highway, Grandview, Missouri 64030. Dale H. Sizemore, Jr., both a
Director and executive officer, and Richard A. Sizemore, a Director, are brothers.





Name and Address           Amount Beneficially    Percent
of Beneficial Owner             Owned             of Class

Dale H. Sizemore, Jr.         229,130  (a)          8.1%
Chairman of the Board,
President and
Chief Executive Officer

Richard A. Sizemore           264,995  (b)         9.4%
Director

H. James Serrone               10,273  (c)         0.4%
Vice President and
Chief Financial Officer

Directors and Executive       504,398  (d)        17.9%
Officers as a Group
(3 persons)

(a)  Dale H. Sizemore, Jr.s beneficial ownership includes
50,127 shares which is equivalent to 25% of the 200,506 shares owned by Sizemore Enterprises, a General Partnership in which Mr. Sizemore is a general partner.

(b)  Richard A. Sizemores beneficial ownership includes
50,127 shares which is equivalent to 25% of the 200,506 shares owned by Sizemore Enterprises, a General Partnership in which Mr. Sizemore is a general partner.

(c) H. James Serrones beneficial ownership includes 3,357 shares which are acquirable within 60 days pursuant to the exercise of outstanding stock options.

(d) The beneficial ownership of all directors and executive officers as a group includes 3,357 shares which are acquirable within 60 days pursuant to the exercise of outstanding stock options.

ITEM 12.  Certain Relationships and Related Transactions

  Indebtedness to Former Officer

  The Company has a $429,000 promissory note with Alfred F.
Marsh, former President of Torotel, Inc., dated July 10,
1996. The amount of this note consists of the principal sum of $250,000 from a note executed in April 1986, plus
$179,000 of accrued unpaid interest.  For the year ended
April 30, 1999, the Company incurred $41,000 in interest on the note. The outstanding balance of this unsecured note bears interest at a fixed rate of 10% per annum. The note requires monthly principal and interest payments of $10,881, and matures on July 1, 2000. Under the terms of the note, no payments shall be made to Mr. Marsh as long as any default condition exists under the terms of the loan with PNBT, unless the bank has waived the default condition prior to any payment. As of April 30, 1999, the aggregate amount due under the note is $479,000, which consists of the outstanding principal balance of $384,000 plus accrued interest of $95,000. The Company has suspended all payments under the note due to the reasons discussed in Note M of Notes to Consolidated Financial Statements.


ITEM 13.  Exhibits and Reports on Form 8-K

(a)  Exhibits (Electronic Filings Only)

Exhibit  3 Articles of Incorporation of Torotel, Inc.
Exhibit  4 By-laws of Torotel, Inc.
Exhibit 21 Subsidiaries of the Registrant
Exhibit 23 Consent of Independent Certified Public
            Accountants
Exhibit 99 Undertakings
Exhibit 27 Financial Data Schedule

(b)  Reports on Form 8-K

 There were three reports filed on Form 8-K during the fourth quarter of the year ended April 30, 1999. One report was dated March 15, 1999, and included information on the terminated definitive merger agreement with Electronika, Inc., as required by Item 5 of Form 8-K. A second report was dated April 13, 1999, and included information on the closing of the OPT subsidiary and the default notice from the bank. A third report was dated April 19, 1999, and included information on the sale of OPTs assets and the cure of the bank default.




























                                                  EXHIBIT 3


              ARTICLES OF INCORPORATION
                       OF
                 TOROTEL, INC.


                  ARTICLE ONE

  The name of the Corporation is TOROTEL, INC.

                  ARTICLE TWO

  The address of its registered office in the State of Missouri is 1200 Main Street, Suite 3100, Kansas City,
Missouri 64105 and the name of its registered agent at such address is SHB Registered Agent, Inc.

                 ARTICLE THREE

  The aggregate number of shares which the Corporation shall have authority to issue shall be Six Million
(6,000,000) shares of common stock of par value of Fifty
Cents ($.50) per share, and there shall be no preemptive rights for any shareholder arising therefrom and no preferences or qualifications or limitations or restrictions or special rights of any character whatsoever in respect to said shares.
  The Board of Directors is authorized in its discretion to determine, fix and approve the consideration other than money for shares which may be issued, and to determine the fair value to the Corporation of such consideration.

                 ARTICLE FOUR

  The number of shares to be issued before the Corporation shall commence business is Fifty (50) shares having a total value of $5,000.00. Five Thousand and No/100 Dollars
($5,000.00) has been paid up in lawful money of the United
States.

                 ARTICLE SIX

  The number of directors for the Corporation who shall be elected from time to time by the Shareholders is seven (7).

                ARTICLE SEVEN
  The duration of the Corporation is perpetual.

                ARTICLE EIGHT

The Corporation is formed for the following purposes:

A. To buy, utilize, lease, rent, import, export, franchise, operate, manufacture, produce, design, prepare, assemble, fabricate, improve, develop, sell, lease, mortgage, pledge, hypothecate, distribute and otherwise deal in, at wholesale, retail or otherwise, and as principal, agent or otherwise, all commodities, goods, wares, merchandise, devices, apparatus, equipment and all other personal property, whether tangible or intangible, of every kind, without limitation as to description, location or amount, including specifically, but not limited to, electronic component parts and telecommunication component parts.

B. To apply for, obtain, purchase, lease, take licenses in respect of or otherwise acquire, and to hold, own use, operate, enjoy, turn to account, grant franchise or licenses in respect of, manufacture under, introduce, sell, assign, mortgage, pledge or otherwise dispose of:

(1) Any and all inventions, devices, method, processes and formulae and any improvements and modifications thereof;

(2) Any and all letters patent of the United States or of any other country, state or locality, and all rights connected therewith or appertaining thereto;

(3) Any and all copyrights, granted by the United States or any other country, state or locality, and

(4) Any and all trademarks, trade names, trade symbols and other indications or origin and ownership granted by or recognized under the laws of the United States or of any other country, state or locality; and to conduct and carry on its business in any or all of its various branches under any trade name or trade names.

C. To engage in, carry on and conduct research, experiments, investigations, analyses, studies and laboratory work, for the purpose of discovering new products or to improve products or services.

D. To buy, lease, rent or otherwise acquire, own, hold, use, divide, partition, develop, improve, operate and sell, lease, mortgage or otherwise dispose of, deal in and turn to account, real estate, leaseholds and any and all interests or estates appertaining thereto.

E. To enter into any lawful contract or contracts with persons, firms, corporations, other entities, governments or any agencies or subdivision thereof, including guaranteeing the performance of any contract or any obligation of any person, firm, corporation or other entity.

F. To purchase and acquire, as a going concern or otherwise, and to carry on, maintain and operate all or any part of the property or business of any corporation, firm, association, entity, syndicate or persons whatsoever, deemed to be of benefit to the Corporation, or of use in any manner in connection with any of its purposes; and to dispose thereof upon such terms as may seem advisable to the Corporation.

G. To invest, lend and deal with monies of the Corporation in any lawful manner, and to acquire by purchase, by the exchange of stock or other securities of the Corporation, by subscription or otherwise, and to invest in, to hold for investment or for any other purpose, and to use, sell, pledge or otherwise dispose of, and in general to deal in any interest concerning, or enter into any transaction with respect to (including long and short sales of), any stocks, bonds, notes, debentures, certificates, receipts and other securities and obligations of any government, state, municipality, corporation, association or other entity, including individuals and partnership and, while owner thereof, to exercise all of the rights, powers and privileges of ownership, including, among other things, the right to vote thereon for any and all purposes and to give consents with respect thereto.

H. To borrow or raise money for any purpose of the Corporation and to secure any loan, indebtedness or obligation of the Corporation and the interest accruing thereon, and for that or any other purpose, to mortgage, pledge, hypothecate or change all or any part of the present or hereafter acquired property, rights and franchises of the Corporation, real, personal, mixed or of any character whatever, subject only to limitations specifically imposed by law.

I. To do any or all of the things herein above enumerated, alone for its own account, or for the account of others, or as the agent for others, or in association with others or by or through others, and to enter into all lawful contracts and undertakings in respect thereof.

J. To have one or more offices, to conduct its business, carry on its operations and promote its objects within and without the State of Missouri, in other states, the District of Columbia, the territories, colonies and dependencies of the United States, in foreign countries and anywhere in the world, without restriction as to place, manner or amount, but subject to the laws applicable thereto; and to do any or all of the things herein set forth to the same extent as a natural person might or could do and in any part of the world, either alone or in company with others.

K. In general to carry on any other business in connection with each and all of the foregoing or incidental thereto, and to carry on, transact and engage in any and every lawful business or other lawful thing calculated to be of gain, profit or benefit to the Corporation, as fully and freely as a natural person might do, to the extent and in the manner, and any where within and without the State of Missouri, as it may from time to time determine; and to have and exercise each and all of the powers and privileges, either direct or incidental, which are given and provided by or are available under the laws of the State of Missouri in respect of general business corporations organized for profit thereunder; provided, however, that the Corporation shall not engage in any activity for which a corporation may not be formed under the laws of the State of Missouri.

L. It is intended that each of the purposes and powers specified in each of the paragraphs of this ARTICLE EIGHT shall be in no way limited or restricted by reference to or inference from the term of any other paragraph, but that the purposes and powers specified in each of the paragraphs of this ARTICLE EIGHT shall be regarded as independent purposes and powers. The enumeration of specific purposes and powers in this ARTICLE EIGHT shall not be construed to restrict in any manner the general purposes and powers of this Corporation, nor shall the expression of one thing be deemed to exclude another, although it be of like nature.
The enumeration of purposes and powers herein shall not be deemed to exclude or in any way limit by inference any purposes or powers which this Corporation has power to exercise, whether expressly by the laws of the State of Missouri, now or hereafter in effect, or implied by any reasonable construction of such laws.

                     ARTICLE NINE

Both the Shareholders and the Board of Directors shall have equal power to make, alter, amend, suspend or repeal By-laws for the Corporation from time to time; provided, however, that the power of the Directors to alter, amend, suspend or repeal the By-laws or any portion thereof may be denied as to any By-laws or portion thereof enacted by the Shareholders if at the time of such enactment the shareholders shall so expressly provide.

                     ARTICLE TEN

  These Articles of Incorporation may be amended in any respect from time to time by the Shareholders as provided by the laws of the State of Missouri.



























                                                  EXHIBIT 4


                        BY-LAWS
                          OF
                      TOROTEL, INC.


                      ARTICLE I

                       OFFICES


  The principal office of the Corporation in the State of Missouri shall be located in Grandview, Missouri. The
Corporation may have such other offices either within or without the State of Missouri, as the business of the Corporation may require from time to time by the Board of Directors.
  The registered office of the corporation required by The
General and Business Corporation Law of Missouri to be maintained in the State of Missouri, may be, but need not be, identical with the principal office in the State of Missouri, and the address of the registered office may be changed from time to time by the Board of Directors.

                      ARTICLE II

                    SHAREHOLDERS

  Section 1.  ANNUAL MEETING.  The annual meeting of the
Shareholders shall be held on the third Monday of September in each year beginning with the year 1986, for the purpose of electing Directors and for the transaction of such other business as may come before the meeting. If the day fixed for the annual meeting shall be a legal holiday, such meeting shall be held on the next succeeding business day.
If the election of Directors shall not be held on the day designated herein for any Annual Meeting, or at any adjournment thereof, the Board of Directors shall cause the election to be held at a special meeting of the Shareholders as soon thereafter as conveniently may be held.

  Section 2.  SPECIAL MEETINGS.  Special meeting of the
Shareholders may be called by the President, by the Board of Directors or by the holders of not less than one-fifth of all the outstanding shares of the Corporation.

  Section 3. PLACE OF MEETING. The Board of Directors may designate any place, either within or without the State of Missouri, as the place of meeting for any annual meeting of the Shareholders or for any special meeting of the Shareholders called by the Board of Directors. The
Shareholders may designate any place, either within or without the State of Missouri, as the place for theholding or such meeting, and may include the same in a waiver of notice of any meeting. If no designation is made, or if a special meeting be otherwise called, the place of meeting shall be the registered office of the corporation in the State of Missouri, except as otherwise provided in Section
5 of this Article.

  Section 4.  NOTICE OF MEETINGS.  Written or printed
notice stating the place, day and hour of the meeting and, in case of a special meeting, the purpose or purposes for which the meeting is called, shall be delivered not less than ten nor more than fifty (50) days before the date of the meeting, either personally or by mail, by or at the direction of the President, or the Secretary, or the officer or persons calling such meeting, to each Shareholder of record entitled to vote at such meeting. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail in a sealed envelope addressed to the Shareholder at his address as it appears on the records of the Corporation, with postage thereon prepaid. Notice shall be published to the extent required by the laws of the State of Missouri.

  Section 5.  MEETING OF ALL SHAREHOLDERS.  If all of the
Shareholders shall meet at any time and place, either within or without the State of Missouri, and consent to the holding of a meeting, such meeting shall be valid, without call or notice, and at such meeting any corporate action may be taken.

  Section 6. VOTING LISTS. At least ten days before each meeting of Shareholders, the officer or agent having charge of the transfer book for shares of the Corporation shall make a complete list of the Shareholders entitled to vote at such meeting, arranged in alphabetical order with the address of, and the number of shares held by, each Shareholder, which list, for a period of ten days prior to such meeting, shall be kept on file at the registered office of the Corporation and shall be subject to inspection by any Shareholder at any time during usual business hours. Such list shall also be produced and kept open at the time and place of the meeting and shall be subject to the inspection of any Shareholder during the whole time of the meeting. The original share ledger or transfer book, or a duplicate thereof kept in this state, shall be prima facie evidence as to who are the Shareholders entitled to examine such list or share ledger or transfer book or to vote at any meeting of Shareholders.

  Section 7. QUORUM. A majority of the outstanding shares of the Corporation, represented in person or by proxy, shall constitute a quorum at any meeting of the Shareholders; provided, that if less than a majority of the outstanding shares are represented at said meeting, from time to time, without further notice, to a date not longer than ninety days from the date originally set for such meeting.

  Section 8.  PROXIES.  At all meetings of Shareholders, a
Shareholder may vote by proxy executed in writing by the Shareholder or by his duly authorized attorney-in-fact.
Such proxy shall be filed with the Secretary of the Corporation before or at the time of the meeting. No proxy shall be valid after eleven months from the date of its execution, unless otherwise provided in the proxy.

  Section 9. VOTING OF SHARES. Subject to the provisions of Section 12, each outstanding share of capital stock having voting rights shall be entitled to one vote upon each matter submitted to a vote at a meeting of Shareholders.

  Section 10. VOTING OF SHARES BY CERTAIN HOLDERS. Shares standing in the name of another corporation, domestic or foreign, may be voted by such officer, agent, or proxy as the By-Laws of such corporation may prescribe, or, in the absence of such provision, as the Board of Directors of such corporation may determine.

Shares standing in the name of a deceased person may be voted by his administrator or executor, either in person or by proxy. Shares standing in the name of a guardian, curator, or trustee may be voted by such fiduciary, either in person or by proxy, but no guardian, curator, or trustee shall be entitled, as such fiduciary, to vote shares held by him without a transfer of such shares into his name
Shares standing in the name of a receiver may be voted by such receiver, and shares held by or under the control of a receiver may be voted by such receiver without the transfer thereof into his name if authority so to do be contained in an appropriate order of the court by which such receiver was appointed.
  A Shareholder whose shares are pledged shall be entitled to vote such shares until the shares have been transferred into the name of the pledgee, and thereafter the pledgee shall be entitled to vote the shares so transferred.

  Section 11.  CUMULATIVE VOTING.  In all elections for
Directors, every Shareholder shall have the right to vote, in person or by proxy, the number of shares owned by him, for as many persons as there are Directors to be elected, or to cumulate said shares, and give one candidate as many votes as the number of Directors multiplied by the number of his shares shall equal, or distribute them on the same principal among as many candidates as he shall see fit.

  Section 12. INFORMAL ACTION BY SHAREHOLDERS. Any action which may be taken at a meeting of the Shareholders may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by all of the Shareholders entitled to vote with respect to the subject matter thereof.

                      ARTICLE III

                       DIRECTORS

  Section 1. GENERAL POWERS. The business and affairs of the Corporation shall be managed by its Board of Directors.

  Section 2.  NUMBER, ELECTION AND TERM.  The number of
Directors of the Corporation shall be seven (7), each of whom shall be elected at the annual meeting of the Shareholders for a term of one year and each of whom shall hold office until his successor has been elected and has qualified.

  Section 3.  REGULAR MEETINGS.  A regular meeting of the
Board of Directors shall be held without other notice than this By-Law, immediately after, and at the same place as, the annual meeting of Shareholders. The Board of Directors may provide, by resolution, the time and place, either within or without the State of Missouri, for the holding of additional regular meetings with notice of such resolution to all Directors.

  Section 4.  SPECIAL MEETINGS.  Special meetings of the
Board of Directors may be called by or at the request of the President or any two Directors. The person or persons authorized to call special meetings of the Board of Directors may fix any place in the United States, either within or without the State of Missouri, as the place for holding any special meeting of the Board of Directors called by them.

Section 5. NOTICE. Notice of any special meeting shall be given at least five days previously thereto by written notice delivered personally or mailed to each Director at his business address, or by telegram provided, however, that if the designated meeting place is without the State of Missouri, an additional five days notice shall be given.
If mailed, such notice shall be deemed to be delivered when deposited in the United States mail in a sealed envelope so addressed, with postage thereon prepaid. If notice be given by telegram, such notice shall be deemed to be delivered when the telegram is delivered to the telegraph company. Any Director may waive notice of any meeting.
The attendance of a Director at any meeting shall constitute a waiver of notice of such meeting, except where a Director attends a meeting for the express purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the Board of Directors need be specified in the notice or waiver of notice of such meeting.

  Section 6. QUORUM. A majority of the Board of Directors shall constitute a quorum for the transaction of business at any meeting of the Board of Directors, provided that if less than a majority of the Directors are present at said meeting, a majority of the Directors present may adjourn the meeting from time to time without further notice.

  Section 7. MANNER OF ACTING. The act of the majority of the Directors present at a meeting of the Directors at which a quorum is present shall be the act of the Board of Directors.

  Section 8.  VACANCIES.  In case of the death or
resignation or disqualification of one or more of the Directors, a majority of the survivors or remaining
Directors, even if such majority does not constitute a quorum, may fill such vacancy or vacancies until the successor or successors are elected at the next annual meeting of the Shareholders. A Director elected to fill a vacancy shall serve as such until the next annual meeting of the Shareholders. In the event the Shareholders do not elect a full slate of seven (7) Directors at the annual meeting or the number of Directors falls below seven (7) for whatever reason between annual meetings, the remaining
Directors may establish any number of three (3), four (4), five (5) or six (6) Directors to constitute the complete
Board of Directors until the next annual meeting without the need to fill vacant Director positions and attendance at meetings of a majority of the existing Directors at any such designated, reduced size Board of Directors shall constitute a quorum in accord with Section 6 of this
Article III.

  Section 9. COMPENSATION. Directors as such shall not receive any stated salaries for their services, but by resolution of the Board of Directors, an annual retainer and/or a fixed sum plus expenses of attendance, if any, may be allowed for attendance at each regular or special meeting of the Board of Directors or at any Committee meeting thereof; provided, that nothing herein contained shall be construed to preclude any Director from serving the Corporation in any other capacity and receiving compensation therefor.

  Section 10. EXECUTIVE COMMITTEE. The Board of Directors may authorize and designate from time to time or on a regular basis three (3) Directors to constitute an Executive Committee which shall have and exercise all powers of the Board of Directors in the management of the Corporation.

Section 12. INFORMAL ACTION BY DIRECTORS. Any action which may be taken at a meeting of the Directors may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by all of the Directors entitled to vote with respect to the subject matter thereof.


                   ARTICLE IV

                    OFFICERS

  Section 1. NUMBER. The officers of the Corporation shall be a Chairman of the Board of Directors, a President, one or more Vice-Presidents (the number thereof to be determined by the Board of Directors), a Treasurer, a Secretary and such other officers as may be elected in accordance with the provisions of this Article. The
Chairman of the Board of Directors and the President shall be chosen from the Members of the Board of Directors. The remaining officers of the Corporation need not be chosen from the Members of the Board, but they may be so chosen.
The Board of Directors, by resolution, may create the offices of one or more assistant Treasurers and assistant
Secretaries, all of whom shall be elected by the Board of Directors. Any two or more offices may be held by the same person, except the offices of President and Secretary.
  All officers and agents of the Corporation, as between themselves and the Corporation, shall have such authority and perform such duties in the management of the property and affairs of the Corporation as may be provided in the By-Laws, or, in the absence of such provisions, as may be determined by resolution of the Board of Directors.

  Section 2. ELECTION AND TERM OF OFFICE. The officers of the Corporation shall be elected annually by the Board of Directors at the first meeting of the Board of Directors held after each annual meeting of Shareholders. If the election of officers shall not be held at such meeting, such election shall be held as soon thereafter as conveniently may be. New offices may be created and filled at any meeting of the Board of Directors. Each officer shall hold office until his successor shall have been duly elected and shall have qualified or until his death or until he shall resign or shall have been removed in the manner hereinafter provided.

  Section 3. REMOVAL. Any officer or agent elected or appointed by the Board of Directors may be removed by the Board of Directors whenever in its judgment the best interests of the Corporation would be served thereby, but such removal shall be without prejudice to the contract rights, if any, of the person so removed.

  Section 4. VACANCIES. If the office of any officer of the Corporation becomes vacant because of death, resignation, removal, disqualification or for any other reason or if any officer of the Corporation is unable to perform the duties of his office for any reason, the Board of Directors may choose a successor who shall replace such officer or the Board of Directors may delegate the duties of any such vacant office to any other officer or to any Director of the Corporation for the unexpired portion of the term.

Section 5.  THE CHAIRMAN OF THE BOARD.  The Chairman of the
Board of Directors shall be the principal executive officer of the Corporation and shall preside at all meetings of Shareholders and Directors. The Chairman shall possess the same power as the President and may sign all certificates, contracts, and other instruments of the Corporation which may be authorized by the Board of Directors except where by law the signature of the President is required. During the absence or disability of the President, he shall exercise all the powers and discharge all the duties of the President.

  Section 6. PRESIDENT. The President shall supervise and control the business and affairs of the Corporation. He shall preside at all meetings of the Shareholders and of the Board of Directors in the absence of the Chairman of the Board of Directors. He may sign, with the Secretary or Treasurer or any other proper officer thereunto authorized by the Board of Directors, certificates for shares of the Corporation, any deeds, mortgages, bonds, contracts, or other instruments which the Board of Directors have authorized to be executed, except in cases where the signing and execution thereof shall be expressly delegated by the Board of Directors or by these By-Laws to some other officer or agent of the Corporation, or shall be required by law to be otherwise signed or executed; and, in general, shall perform all duties incident to the office of President and such other duties as may be prescribed by the Board of Directors from time to time. Unless the Board otherwise provides, the President, or any person designated in writing by him, may (i) attend meetings of shareholders of other corporations to represent this Corporation and to vote or take action with respect to the shares of any such corporation owned by this Corporation in such manner as he or his designee may determine, and (ii) execute and deliver waivers of notice and proxies for and in the name of the Corporation with respect to any such shares owned by his Corporation.

  Section 7.  THE VICE-PRESIDENT.  In the absence of the
President or the Chairman of the Board or in the event of inability or refusal to act by both, the Vice-President (or in the event there be more than one Vice-President, the Vice-Presidents in the order of their election) shall perform the duties of the President, and when so acting, shall have all the power of and be subject to all the restrictions upon the President. Any Vice-President may sign, with the Secretary or an Assistant Secretary, or with the Treasurer or an Assistant Treasurer, certificates for shares of the Corporation; and shall perform such other duties as from time to time may be assigned to him by the President or by the Board of Directors.

  Section 8.  THE TREASURER.  If required by the Board of
Directors, the Treasurer shall give a bond for the faithful discharge of his duties in such sum and with such surety or sureties as the Board of Directors shall determine. He shall: (a) have charge and custody of and be responsible for all funds and securities of the Corporation from any source whatsoever, and deposit all such monies in the name of the Corporation in such banks, trust companies or other depositaries as shall be selected in accordance with the provisions of Article VI of these By-Laws; (b) in general, perform all the duties incident to the office of Treasurer and such other duties from time to time may be assigned to him by the President or by the Board of Directors.

  Section 9. THE SECRETARY. The Secretary shall: (a) keep the minutes of the Shareholders and of the Board of Directors meetings in one or more books provided for that purpose; (b) see that all notices are duly given in accordance with the provisions of these By-Laws or as required by law; (c) be custodian of the corporate records and of the seal of the Corporation and see that the seal of the Corporation is affixed to all certificates for shares prior to the issue thereof and to all documents, the execution of which on behalf of the Corporation under its seal is duly authorized in accordance with the provisions of these By-Laws; (d) sign with the President, or a Vice-
President, certificates for shares of the Corporation, the issue of which shall have been authorized by resolution of the Board of Directors; (e) in general, perform all duties as from time to time may be assigned to him by the President or by the Board of Directors.

  Section 10.  ASSISTANT TREASURERS AND ASSISTANT
SECRETARIES. The Assistant Treasurers shall, respectively, if required by the Board of Directors, give bonds for the faithful discharge of their duties in such sums and with such sureties as the Board of Directors shall determine.
Assistant Secretaries and Treasurers, as thereunto authorized by the Board of Directors may sign with the President or a Vice-President certificates for shares of the Corporation the issue of which shall have been authorized by a resolution of the Board of Directors. The
Assistant Treasurers and Assistant Secretaries, in general, shall perform such duties as shall be assigned to them by the Treasurer or the Secretary, respectively, or by the President or the Board of Directors.

  Section 11.  SALARIES.  The salaries of the officers
shall be fixed from time to time by the Board of Directors and no officer shall be prevented from receiving such salary by reason of the fact that he is also a Director of the Corporation.


                     ARTICLE V

                 AGENTS AND ATTORNEYS

  The Board of Directors may appoint such agents, attorneys, and attorneys-in-fact of the Corporation as it may deem proper, and may, by written power of attorney, authorize such agents, attorneys, or attorneys-in-fact, to represent it and for it and in its name, place and stead, and for its use and benefit to transact any and all business which said Corporation is authorized to transact or do by its Articles of Incorporation, and in its name, place and stead, and as its corporate act and deed, to sign, acknowledge and execute any and all contracts and instruments, in writing necessary or convenient in the transaction of such business as fully to all intents and purposes as said Corporation might or could do if it acted by and through its regularly elected and qualified officers.


                       ARTICLE VI

            CONTRACTS, LOANS, CHECKS AND DEPOSITS

  Section 1.  CONTRACTS.  The Board of Directors may
authorize any officer or officers, agent or agents, to enter into any contract or execute and deliver any instrument in the name of and on behalf of the Corporation, and such authority may be general or confined to specific instances.

  Section 2.  LOANS.  No loans shall be contracted on
behalf of the Corporation and no evidences of indebtedness shall be issued in its name unless authorized by a resolution of the Board of Directors. Such authority may be general or confined to specific instances.

  Section 3. CHECKS, DRAFTS, ETC. All checks, drafts, or other orders for the payment of money, notes or other evidences of indebtedness issued in the name of the Corporation, shall be signed by such officer of officers, agent or agents of the Corporation and in such manner as shall from time to time be determined by resolution of the Board of Directors.

  Section 4. DEPOSITS. All funds of the Corporation not otherwise employed shall be deposited from time to time to the credit of the Corporation in such banks, trust companies or other depositaries as the Board of Directors may select.


                       ARTICLE VII

          CERTIFICATES FOR SHARES AND THEIR TRANSFER

  Section 1.  CERIFICATES FOR SHARES.  Certificates
representing shares of the Corporation shall be in such form as may be determined by the Board of Directors. Such certificates shall be signed, manually or by facsimile, if such certificates be signed by the transfer agent and registrar, by the President or Vice-President and by the Secretary, Treasurer or an Assistant Secretary or
Treasurer, and shall be sealed with the seal of the Corporation or facsimile thereof. All certificates for shares shall be consecutively numbered. The name of the person owning the shares represented thereby with the number of shares and date of issue shall be entered on the books of the Corporation. All certificates surrendered to the Corporation for transfer shall be cancelled and no new certificate shall be issued until the former certificate for a like number of shares shall have been surrendered and cancelled, except that in case of a lost, destroyed or mutilated certificate a new one may be issued therefor upon such terms and indemnity to the Corporation as the Board of Directors may prescribe.

  Section 2.  TRANSFERS OF SHARES TRANSFER AGENT
REGISTRAR. Transfers of shares of stock shall be made on the stock record or transfer books of the Corporation only by the person named in the stock certificate, or by his attorney lawfully constituted in writing, and upon surrender of the certificate therefor. The stock record book and other transfer records shall be in the possession of the Secretary or of a transfer agent or transfer clerk for the Corporation. The Corporation, by resolution of the Board, may from time to time appoint a transfer agent or transfer clerk, and, if desired, a registrar, under such arrangements and upon such terms and conditions as the Board deems advisable, but until and unless the Board appoints some other person, firm or corporation as its transfer agent or transfer clerk (and upon the revocation of any such appointment, thereafter until a new appointment is similarly made) the Secretary of the Corporation shall be the transfer agent or transfer clerk of the Corporation without the necessity of any formal action of the Board, and the Secretary, or any person designated by him, shall perform all or the duties thereof.

  Section 3. TREASURY STOCK. All issued and outstanding stock of the Corporation that may be purchased or otherwise acquired by the Corporation shall be treasury stock, and shall be subject to disposal by action of the Board of Directors. Such stock shall neither vote nor participate in dividends while held by the Corporation.

  Section 4.  CLOSING OF TRANSFER BOOKS OR FIXING OF RECORD
DATE. The Board of Directors of the Corporation may close its stock transfer books for a period not exceeding fifty
(50) days preceding the date of any meeting of Shareholders, or the date for the payment of any dividend or for the allotment of rights or the date when any change or conversion or exchange of shares shall be effective; or, in lieu thereof, may fix in advance a date, not exceeding fifty (50) days preceding the date of any dividend or for the allotment of rights, or to the date when any change or reconversion or exchange of shares shall be effective, as the record date for determination of Shareholders entitled to notice of, or to vote at, such meeting, or Shareholders entitled to receive payment of any such dividend or to receive any such allotment of rights, or to exercise rights in respect of any such change, conversion or exchange of shares; and the Shareholders of record on such date of closing the transfer books, or on the record date so fixed, shall be the Shareholders entitled to notice of and to vote at, such meeting, or to receive payment of such dividend, or to receive such allotment of rights, or to exercise such rights, as the case may be. If the Board of Directors shall not have closed the transfer books or set a record date for the determination of its Shareholders entitled to vote or of any other Shareholder rights, the date on which notice of the meeting is mailed or the date such dividend is declared or other right announced, as the case may be, shall be the record date for such determination of Shareholders so entitled to vote.


                      ARTICLE VIII

                      FISCAL YEAR

  The fiscal year of the Corporation will begin on the first day of May in each year starting in 1985 and end on the last day of April in each year.


                      ARTICLE IX

                      DIVIDENDS

  The Board of Directors may from time to time, declare, and the Corporation may pay, dividends on its outstanding shares in the manner and upon the terms and conditions provided by law and its Articles of Incorporation.


                      ARTICLE X

                        SEAL

  The Corporation shall have a corporate seal which shall have inscribed around the circumference thereof TOROTEL, INC., Missouri, and elsewhere thereon shall bear the words
Corporate Seal. The corporate seal may be affixed by impression or may be by facsimile.


                     ARTICLE XI

                  WAIVER OF NOTICE

  Whenever any notice whatever is required to be given under the provisions of these By-Laws or under the provisions of the Articles of Incorporation or under the provisions of The General and Business Corporation Law of
Missouri, waiver thereof in writing, signed by the person or persons entitled to such notice, whether before or after the time stated therein, shall be deemed equivalent to the giving of such notice.


                  ARTICLE XII

     INDEMNIFICATION OF OFFICERS, DIRECTORS AND OTHERS

  The Corporation will indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding whether civil, criminal, administrative or investigative, other than an action by or in the right of the Corporation, by reason of the fact that he is or was serving at the request of the Corporation as a Director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses, including attorneys fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit, or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The determination of any action, suit, or proceeding by judgment, order, settlement, conviction or upon a plea of nolo contendere or its equivalent, shall not of itself create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the Corporation, and, with respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was unlawful.
  The Corporation will indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the Corporation to procure a judgment in its favor by reason of the fact that he is or was a Director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a Director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses, including attorneys fees, actually and reasonably incurred by him in connection with the defense or settlement of the action or suit if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Corporation;
provided, however, that no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable for negligence or misconduct in the performance of this duty to the Corporation unless and only to the extent that the court in which the action or suit was brought determines upon application that , despite the adjudication of liability and in view of all the circumstances of the case, the person is fairly and reasonably entitled to indemnity for such expenses which the court shall deem proper.
  To the extent that a Director, officer, employee or agent of the Corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to above, or in defense of any claim, issue or matter therein, he shall be indemnified against expenses, including attorneys fees, actually and reasonably incurred by him in connection with the action, suit or proceeding.
  Any indemnification under either of the first two paragraphs of this Section, unless ordered by a court, shall be made by the Corporation only as authorized in the specific case upon a determination that indemnification of the Director, officer, employee or agent is proper in the circumstances because he has met the applicable standard of conduct set forth in the appropriate statutes of the State of Missouri. Such determination shall be made by the Board of Directors of the Corporation by a majority vote of a quorum of Directors who were not parties to the action, suit, or proceeding, or, if such a quorum is not obtainable, or , even if obtainable, a quorum of disinterested Directors so directs, by independent legal counsel in a written opinion, or by the Shareholders of the Corporation.
  Expenses incurred in defending a civil or criminal action, suit or proceeding may be paid by the Corporation in advance of the final disposition of the action, suit, or proceeding as authorized by the Board of Directors in the specific case upon receipt of an undertaking by or on behalf of the Director, officer, employee or agent to repay such amount unless it shall ultimately be determined that he is entitled to be indemnified by the Corporation.
  The indemnification provided by this Section shall not be deemed exclusive of any other rights to which those seeking indemnification may be entitled under any By-Law, agreement, vote of Shareholders or disinterested Directors or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a Director, officer, employee or agent and shall inure to the benefit of the heirs, executors and administrators of such person.
  The Corporation may purchase and maintain insurance on behalf of any person who is or was a Director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a Director, officer, employee or agent of another corporation, partnership, join venture, trust or other enterprise against any liability asserted against him and incurred by him in any such capacity, or arising out of his status as such, whether or not the Corporation would have the power to indemnify him against such liability under the provisions of this Section.


                     ARTICLE XIII

                      AMENDMENTS

  These By-Laws may be altered, amended or repealed and new
By-Laws may be adopted at any annual meeting of the Shareholders or at any special meeting of the Shareholders called for that purpose or by the Board of Directors;
however, that the power of the Directors to alter, amend, suspend or repeal the By-Laws or any portion thereof may be denied as to any By-Laws or portion thereof enacted by the Shareholders if at the time of such enactment the Shareholders shall so expressly provide,

































                                                 EXHIBIT 21


               SUBSIDIARIES OF THE REGISTRANT


(a)  Subsidiary (wholly-owned)
     Torotel Products, Inc. (a Missouri corporation)

(b)  Subsidiary (wholly-owned)
     East Coast Holdings, Inc. (a New Jersey corporation)
     (formerly named OPT Industries, Inc.)
















































                                                 EXHIBIT 23


       CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


We have issued our report dated June 17, 1999, accompanying the consolidated financial statements incorporated by reference or included in the Annual Report of Torotel, Inc.
on Form 10-KSB for the year ended April 30, 1999. We hereby consent to the incorporation by reference of said report in the Registration Statements of Torotel, Inc. on Form S-8 (File Nos. 2-78819 and 2-78896).

/s/  Grant Thornton LLP

Kansas City Missouri
September 3, 1999










































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

  The undersigned registrant hereby undertakes that, for purposes of determining any liability under the Securities
Act of 1933, each filing of the registrants annual report pursuant to section 13(a) or section 15(d) of the Securities Exchange Act of 1934 (and, where applicable, each filing of an employee benefit plans annual report pursuant to section 15(d) of the Securities Exchange Act of
1934) that is incorporated by reference in the registration statement shall be deemed to be a new registration statement relating to the securities offered therein, and the offering of such securities at that time shall be deemed to be the initial bona fide offering thereof.

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

  Date:    September 3, 1999

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   /s/  Dale H. Sizemore, Jr.
      Dale H. Sizemore, Jr.
      Chairman of the Board, President,
      Chief Executive Officer
      and Director

  Date:    September 3, 1999


By::   /s/  Richard A. Sizemore
       Richard A. Sizemore
       Director

  Date:    September 3, 1999


By::   /s/  H. James Serrone
      H. James Serrone
      Vice President of Finance,
      Chief Financial Officer,
      and Secretary

  Date:    September 3, 1999