Form 10QSB
period 1999-07-31
TOROTEL INC
filed 1999-09-13
CIK 98752

FORM 10-QSB



        Quarterly Report Under Section 13 or 15(d) of the
                Securities Exchange Act of 1934

          For the quarterly period ended July 31, 1999

                  Commission File No. 1-8125


                         TOROTEL, INC.
        (Exact name of small business issuer as specified
                     in its charter)


            MISSOURI                      44-0610086
  (State or other jurisdiction        (I.R.S. Employer
of incorporation or organization      Identification No.)


      13402 SOUTH 71 HIGHWAY, GRANDVIEW, MISSOURI  64030
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

                    Yes    X     No


As of September 10, 1999, there were 2,811,590 shares of Common Stock, $.50 Par Value, outstanding.
             TOROTEL, INC. AND SUBSIDIARIES



                         INDEX



PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Consolidated Balance Sheet as of July 31, 1999

    Consolidated Statements of Operations for the three months ended July 31, 1999 and 1998

    Consolidated Statements of Cash Flows for the three months ended July 31, 1999 and 1998

    Notes to Consolidated Financial Statements

  Item 2.  Managements Discussion and Analysis or Plan
             of Operation



PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings

  Item 6.  Exhibits and Reports on Form 8-K



SIGNATURES
























PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEET (Unaudited)
As of July 31, 1999


ASSETS

Current assets:
Cash                                            $    28,000
Accounts receivable, net                            386,000
Interest income receivable (Note 10)                  4,000
Inventories (Note 3)                                340,000
Prepaid expenses and other current assets            73,000
                                                    831,000

Property, plant and equipment, net                  479,000

Note receivable (Note 10)                           441,000

Other assets                                          7,000

                                                $ 1,758,000

LIABILITIES AND STOCKHOLDERS DEFICIT

Current liabilities:
  Current maturities of long-term debt
   (Notes 5 and 10)                             $   442,000
Trade accounts payable (Note 10)                  1,097,000
Accrued liabilities (Note 10)                       259,000
                                                  1,798,000

Long-term debt, less current maturities
  (Notes 5 and 10)                                  424,000

Note and interest payable to former officer
  (Note 9)                                          489,000

Estimated government penalty (Note 9)               486,000

Commitments and contingencies (Note 9)                 -
Stockholders deficit (Notes 6, 7 and 8):
  Common stock, at par value                      1,442,000
  Capital in excess of par value                  8,672,000
  Accumulated deficit                           (11,348,000)
                                                 (1,234,000)
  Less treasury stock, at cost                      205,000
                                                 (1,439,000)

                                                $ 1,758,000


         The accompanying notes are an integral part
                 of these statements.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three Months Ended July 31,


                                  1999             1998

Net sales                     $     789,000    $  1,592,000
Cost of goods sold                  608,000       1,274,000

Gross profit                        181,000         318,000

Operating expenses:
Engineering                          45,000
64,000
Selling, general and
  administrative                    192,000         331,000
                                    237,000         395,000

Loss from operations                (56,000)        (77,000)

Other expense (income):
  Interest expense                   29,000          23,000
  Interest income                    (9,000)           -
                                     20,000          23,000

Loss from continuing
  operations before
  provision for income
  taxes                             (76,000)       (100,000)

Provision for income
  taxes (Note 4)                       -               -

Loss from continuing
  operations                        (76,000)       (100,000)

Discontinued
  operations (Note 10):
  Loss from operations of
   discontinued subsidiary             -           (496,000)

Net loss                     $      (76,000)  $    (596,000)


Basic loss per share
  (Note 6):
  Continuing operations             $  (.03)        $  (.03)
Discontinued operations                  -             (.18)
                                    $  (.03)        $  (.21)

Diluted loss per share
 (Note 6):
  Continuing operations             $  (.03)        $  (.03)
Discontinued operations                  -             (.18)
                                    $  (.03)        $  (.21)

          The accompanying notes are an integral part
                   of these statements.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Three Months Ended July 31,

                                   1999            1998

Cash flows from continuing
  operating activities:
Net loss                      $     (76,000)   $   (596,000)
Adjustments to reconcile net
  loss to net cash provided
  by continuing operations:
    Loss from operations of
      discontinued subsidiary           -           496,000
    Depreciation and
      amortization                   28,000          36,000
    Increase (decrease) in
     cash flows from con-
     tinuing operations
     resulting from
     changes in:
      Accounts receivable            51,000          59,000
      Interest income
       receivable                    (4,000)           -
      Inventories                    82,000          33,000
      Prepaid expenses and
        other assets                (60,000)        (85,000)
      Trade accounts payable        113,000         209,000
      Accrued liabilities            (7,000)         20,000

Net cash provided by
  continuing operating
  activities                        127,000         172,000

Cash flows from investing
  activities:
  Capital expenditures               (1,000)        (34,000)

Net cash used in investing
  activities                         (1,000)        (34,000)

Cash flows from financing
  activities:
  Borrowings against credit
   line                                -            948,000
  Payments against credit line         -           (515,000)
  Principal payments on long-
   term debt                       (154,000)        (45,000)
  Payments on capital lease
   obligations                       (5,000)         (6,000)
  Note and interest payable
   to former officer                 10,000          10,000
  Proceeds from issuance
   of common stock                     -              1,000

Net cash provided by (used in)
  financing activities             (149,000)        393,000

Net cash used in discontinued
  operations                           -           (568,000)

Net decrease in cash                (23,000)        (37,000)
Cash, beginning of year              51,000          46,000

Cash, end of July             $      28,000  $        9,000


Supplemental Disclosures
 of Cash Flow Information
  Cash paid during the
   period for:
     Interest                 $      20,000  $      73,000
     Income taxes             $        -     $        -











































       The accompanying notes are an integral part
              of these statements.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 1 - Basis of Presentation

  Torotel specializes in the custom design and manufacture of a wide variety of precision magnetic components, consisting of transformers, inductors, reactors, chokes and toroidal coils. Approximately 97% of Torotels sales are derived from domestic customers. The accompanying unaudited consolidated financial statements reflect the normal recurring adjustments which are, in the opinion of management, necessary to present fairly Torotels financial position at July 31, 1999, and the results of operations for the three months ended July 31, 1999.
  Certain reclassifications have been made to the previous years consolidated financial statements in order to conform to the presentations made in the current year.
  The financial statements contained herein should be read in conjunction with Torotels financial statements and related notes filed on Form 10-KSB for the year ended April 30, 1999.


Note 2 - Realization of Assets

  The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of Torotel as a going concern. Torotel has sustained substantial operating losses in the last three fiscal years, and has used, rather than provided, cash in its overall operations in the last two years. While Torotels continuing operations have provided cash in the last two years and in the most recent quarter, the operation does not anticipate any substantial change in its current sales volume. In addition, Torotel incurred substantial liabilities as a result of the terminated merger with Electronika, Inc., and its discontinued subsidiary, East Coast Holdings, Inc. (formerly named OPT Industries, Inc.), has a significant amount of trade debt remaining from its operations (see Note 10 of Notes to Consolidated Financial Statements). At the present time, Torotel is operating without a revolving credit line, and there is no assurance that such a lending arrangement will be attained in the near future. Management believes that achieving profitability from the lower sales volume will be the most critical component for continuing as a going concern. Management believes it has developed a business strategy that offers the best chance for long-term success.
  In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon the continued operations of Torotel, which in turn is dependent upon Torotels ability to meet its financing requirements on a continuing basis, to maintain present financing, and to succeed in its future operations. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should Torotel be unable to continue in existence.


Note 3 - Inventories

  The components of inventories are summarized as follows:

    Raw materials                          $    53,000
    Work in process                            240,000
    Finished goods                              47,000

                                            $  340,000

Note 4 - Income Taxes

  The company has net operating loss carryforwards available as benefits to reduce future income taxes, subject to applicable limitations. These operating loss carryforwards expire in various amounts in the years 2000 through 2014. The difference between the financial and tax bases of assets and liabilities is determined annually. Deferred income taxes and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to effect taxable income. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will, more likely than not, be realized. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets or liabilities.
  The following table summarizes the components of the net deferred tax asset:

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

Note 5 - Financing Agreements

  Under the terms of a loan agreement with Phillipsburg National Bank & Trust Company (PNBT), Torotel is required to comply with certain covenants. As of July 31, 1999, Torotel was not in compliance with a maximum leverage ratio, a quick ratio and a current ratio covenant. However, PNBT is in the process of reviewing and resetting these financial ratio covenants for fiscal year 2000 based on the revised corporate structure subsequent to the sale of OPT assets. For reporting purposes, the outstanding loan balance of $309,000 is classified as a current maturity of long-term debt in the accompanying consolidated balance sheet.
  As part of the 1998 settlement that ended a class action, Torotel entered into an unsecured promissory note for $200,000. The terms of the note require eight quarterly installments of $25,000, the first six of which were to be interest-free. Torotel has paid four of the installments plus $16,000 toward the fifth installment. In an effort to preserve cash, Torotel has reached an agreement with the Torotel Settlement Fund to defer installment payments presently due in the amount of $34,000 in return for bi-monthly interest payments at an annual rate of 4.6% on the deferred portion. Per the agreement, Torotel shall pay the deferred amount as its cash flow permits, but no later than May 4, 2003, which is the maturity date of the note.


Note 6 - Earnings Per Share

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

  Year-to-Date EPS Calculations      1999            1998

    Net loss                      $  (76,000)    $ (596,000)
    Weighted average common
     shares outstanding            2,811,590      2,810,985
    Incremental shares                  -              -

    Basic loss per share          $     (.03)    $     (.21)
    Diluted loss per share        $     (.03)    $     (.21)

    No incremental shares are included in the EPS calculations due to the net loss in each period.


Note 7 - Employee Stock Options

  In accordance with the Incentive Compensation Plan approved by shareholders on September 19, 1994, Torotel reserved 400,000 common shares for issuance to key employees pursuant to the exercise of incentive and non-qualified stock options granted prior to June 20, 2004. The options are accounted for under APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. The incentive stock options have a term of five years when issued and vest 50% per year at the end of each of the first two years. The non-qualified stock options have a term of ten years when issued and vest 25% per year at the end of each of the first four years. The exercise price of each option equals the market price of Torotels common stock on the date of grant. Accordingly, no compensation cost will be recognized upon the grant of any options. Had compensation cost for the Plan been determined based on the fair value of the options at the grant dates consistent with the method of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, Torotels operating results would have been reduced to the pro forma amounts indicated as follows:

                                        1999         1998
Loss from continuing
  operations           As Reported   $ (76,000)  $ (100,000)
                       Pro Forma     $ (76,000)  $ (135,000)

Basic loss per share
  from continuing
  operations           As Reported   $    (.03)  $     (.03)
                       Pro Forma     $    (.03)  $     (.05)

Diluted loss per share
  from continuing
  operations           As Reported   $    (.03)  $     (.03)
                       Pro Forma     $    (.03)  $     (.05)

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

                               1999               1998
                         Weighted          Weighted
                         Shares   Average   Shares   Average
                          Under  Exercise    Under  Exercise
                         Option    Price    Option    Price
Outstanding at
  beginning of year       7,500    $1.00    150,000    $1.00
Granted                    -         -         -         -
Exercised                  -         -         -         -
Forfeited                  -         -         -         -
Outstanding at end
  of July                 7,500    $1.00    150,000    $1.00

Options exercisable
  at end of July          7,500    $1.00       -         -
Weighted average fair
  value of options
  granted during the
   year                              -                   -

The following information applies to options outstanding at July 31, 1999:

Number outstanding                                   7,500
Range of exercise prices                             $1.00
Weighted average exercise price                      $1.00
Weighted average remaining contractual life        6.4 yrs.

Note 8 - Stock Warrants

  Pursuant to a settlement that ended a class action alleging racial discrimination in hiring by Torotel Products, Inc., Torotel agreed to issue a warrant certificate to the Torotel Settlement Fund to purchase 100,000 shares of Torotel, Inc. common stock at $.75 per share. The warrant is 100% vested upon issuance and cannot be exercised until the market price of the companys common stock reaches $2.00 per share. The warrant expires on May 4, 2003.
  The $33,000 fair value of the warrant was estimated on the date of grant using the Black-Scholes options-pricing model using the following weighted average assumptions: no dividend payments over the life of the warrant; expected volatility of 75.9%; risk-free interest rate of 5.8%; and expected life of two years.
  Stock warrant transactions for each period are summarized as follows:

                               1999               1998
                         Weighted          Weighted
                         Shares   Average   Shares   Average
                          Under  Exercise    Under  Exercise
                         Option    Price    Option    Price
Outstanding at
  beginning of year     100,000    $ .75       -         -
Granted                    -         -     100,000    $ .75
Exercised                  -         -         -         -
Forfeited                  -         -     100,000    $ .75
Outstanding at end
  of July               100,000    $ .75    150,000    $1.00

Warrants exercisable
  at end of July            -        -         -         -
  Weighted average
   fair value of
   warrants granted
   during the year                 $ .33                 -

The following information applies to warrants outstanding at July 31, 1999:

Number outstanding                                  100,000
Range of exercise prices                             $  .75
Weighted average exercise price                      $  .75
Weighted average remaining contractual life        3.75 yrs.

Note 9 - Contingency for Estimated Penalty

  On May 6, 1997, Torotel Products, Inc. was accepted into the Voluntary Disclosure Program of the United States Department of Defense, resulting from its failure to perform some required thermal shock testing as frequently as required, and inaccurately certifying that all required testing had been performed. As a result of Torotels investigation into the thermal shock deficiencies, which was first reported in November 1996, Torotel recorded an estimated charge of $416,000 against earnings in the fourth quarter of its fiscal year ended April 30, 1997. Because the investigation was ongoing, Torotel subsequently determined that there also were some deficiencies in performing some required electrical testing as frequently as required. As a result, Torotel recorded an additional estimated charge of $70,000 against earnings in the first quarter of its fiscal year ended April 30, 1998.
Torotels investigation included a review of historical sales and pricing data, labor bid sheets, and interviews with past and present employees, to arrive at a best estimate of the cost impact to the government. The aggregate amount of the estimated penalty is still subject to fluctuation until the government completes its investigation, and a definitive amount is determined. Torotel believes the methodology it used to determine the amount of the estimate is reasonable. As a result, the amount of any additional charges (or the possible range of any fluctuation in the estimated penalty) cannot be estimated at this time.
  At this time, Torotel is not certain when payment of the damage amount will be required; however, it does not anticipate making any payments during the next twelve months. As a result, the entire $486,000 has been classified as a long-term liability in the accompanying consolidated balance sheet.
  Torotel believes that certain of its former officers may have been responsible for the misconduct related to the test failures, and will evaluate ways of recovering the damages once the government completes its investigation. In the meantime, Torotel has suspended all principal and interest payments due under a note payable to a former officer, and does not anticipate making any further payments during the next twelve months. As a result, as of July 31, 1999, the aggregate amount due of $489,000, which consists of the outstanding principal of $384,000 plus the accrued interest of $105,000, has been classified as a long-term liability in the accompanying consolidated balance sheet.
  The legal fees associated with the DOD investigation have amounted to $1,000 during the current fiscal year, $1,000 in fiscal 1999, and $273,000 in aggregate since the investigation started in the third quarter of the fiscal year ended April 30, 1997.


Note 10 - Discontinued Subsidiary

The operations of East Coast Holdings, Inc. (formerly named OPT Industries, Inc.), a wholly-owned subsidiary of Torotel, were discontinued in April 1999, and the assets sold to SIGMA Associates, L.L.C.
  OPTs losses from operations are shown separately as discontinued operations in the accompanying consolidated statements of operations. The remaining assets and liabilities related to OPT as of July 31, 1999, are included in the accompanying consolidated balance sheet under the following captions and in the amounts shown:



Interest income receivable                    $      4,000
Note receivable                               $    441,000
Trade accounts payable                        $    502,000
Accrued liabilities                           $    163,000
Long-term debt                                $    309,000

  OPTs net sales for the three months ended July 31, 1998 were $1,041,000.































Item 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

  The following management comments regarding Torotels results of operations and outlook should be read in conjunction with the Consolidated Financial Statements included pursuant to Item 1 of this Quarterly Report.
Due to the sale of substantially all of the assets of East
Coast Holdings, Inc. (see Note 10 of Notes to Consolidated
Financial Statements), the discussion and analysis of the results of operations includes only the continuing operations of Torotel, Inc. and its subsidiary, Torotel
Products, Inc.


THREE MONTHS ENDED JULY 31, 1999 VERSUS THREE MONTHS ENDED
JULY 31, 1998

  Net sales decreased 50% from $1,592,000 to $789,000 due to continued sluggish demand for Torotels magnetics products and the absence of potted coil assembly sales for the Hellfire II missile system. In recent years, sales of the potted coil assembly have accounted for about 25% of Torotel Products total sales; however, future sales of the potted coil assembly will be significantly lower and limited only to the number of Hellfire II missiles sold to foreign countries by the prime contractor(s). As a result of this factor, plus the lower demand for magnetics products, lower sales are expected in fiscal year 2000.
  Gross profit as a percentage of net sales increased 3% due to improved labor productivity resulting from better training efforts, plus greater emphasis on cycle time reduction and fewer overages. The improved labor performance was offset partially by the affect of lower sales volume without a comparable decrease in fixed production costs.
  Engineering expenses decreased 30% from $64,000 to $45,000 due to a decrease in payroll costs due to a reduction in personnel. Management does not anticipate any significant change in the present level of engineering expenses during the next few quarters.
  Selling, general and administrative (SG&A) expenses decreased 42%. The SG&A expenses of Torotel, Inc. decreased 32% from $44,000 to $30,000 due to a $9,000 decrease in professional fees, a $3,000 decrease in directors fees and a $2,000 decrease in real estate taxes. The SG&A expenses of Torotel Products decreased nearly 44% from $287,000 to $162,000 due to a concerted effort to reduce costs and preserve cash. Major spending changes include a $52,000 decrease in payroll costs due to a reduction in personnel and a $15,000 decrease in professional fees due to the settlement of the litigation that was ongoing in the prior year. Other reductions include a $7,000 decrease in advertising costs, a $6,000 decrease in hazardous waste disposal costs, a $6,000 decrease in copier costs due to a restructured lease, a $6,000 decrease in building maintenance costs, a $5,000 decrease in utilities costs, a $5,000 decrease in sales commissions due to lower sales volume, a $5,000 decrease in depreciation, a $4,000 decrease in supervisory and diversity training, and other smaller spending decreases. Management does not anticipate any significant change in the present level of SG&A expenses during the next few quarters.
  Interest expense increased nearly 26%. The interest expense of Torotel, Inc. increased 80% from $10,000 to $18,000 due to the interest incurred on the guaranteed note with PNBT. The interest expense of Torotel Products decreased 15% from $13,000 to $11,000 due to a lower aggregate borrowing level.
  Interest income increased $9,000 due to the interest earned on the note receivable from SIGMA Associates, L.L.C. which was part of the consideration received from the sale of substantially all the assets of East Coast Holdings, Inc. (formerly named OPT Industries, Inc.).
  For the reasons discussed above, the consolidated pretax loss decreased from $100,000 to $76,000. The pretax loss of Torotel, Inc. decreased from $54,000 to $39,000. The pretax loss of Torotel Products decreased from $46,000 to $37,000.


LIQUIDITY AND CAPITAL RESOURCES

  Historically, Torotel has relied on funds generated internally and bank borrowings to meet its normal operating requirements and to service bank indebtedness; however, Torotel has sustained substantial operating losses in the last three fiscal years, and has used, rather than provided, cash in its overall operations in the last two fiscal years. While Torotels continuing operations have provided cash in the last two years and in the most recent quarter, the operation does not anticipate any substantial change in its current sales volume. In addition, Torotel incurred substantial liabilities as a result of the terminated merger with Electronika, Inc., and its discontinued subsidiary, East Coast Holdings, Inc. (formerly named OPT Industries, Inc.), has a significant amount of trade debt remaining from its operations (see Note 10 of Notes to Consolidated Financial Statements). At the present time, Torotel is operating without a revolving credit line, and there is no assurance that such a lending arrangement will be attained in the near future. While management will be evaluating various alternatives for improving the Companys liquidity position, achieving profitability from the lower sales volume will be the most critical component for continuing as a going concern. Management believes it has developed a business strategy that offers the best chance for long-term success.
  During the three months ended July 31, 1999, Torotels continuing operations provided $127,000 in cash flow due primarily to lower levels of receivables and inventories, and a higher level of trade payables.
  Investing activities used $1,000 in cash flow. Capital expenditures for production and engineering equipment for the balance of the year are projected to be about $30,000.
  Financing activities used $149,000 in cash flow due to decreases in long-term debt.
  Torotel believes that inflation will have only a minimal effect on future operations since such effects will be offset by sales price increases which are not expected to have a significant effect upon demand.


Year 2000 Readiness

  Based on extensive testing and vendor certifications, management has determined that Torotels hardware and software applications are Year 2000 compliant. In addition, management has polled its significant suppliers and customers and, based on these responses, has determined that its operation does not appear to be vulnerable to a third parties failure to remediate their own Year 2000 issues. Management also has tested various equipment to verify its Year 2000 functionality.
Torotel has not incurred any external costs for its Year 2000 readiness reviews and assessments. Internal costs have not been tracked separately; however, these costs have been minimal, and have been limited to the related payroll costs for certain internal employees and postage for the mailing of questionnaires to suppliers and customers.
  A most reasonably likely worst case Year 2000 scenario is not known at this time. Management believes all necessary steps are being taken to assure a smooth transition to the Year 2000. While there is no reason to believe that there will be any undue disruptions of goods or services, there is no guarantee that the systems of major suppliers and customers will be timely converted (even if their questionnaires indicate they are, or will be, Year 2000 compliant) and would not have a material adverse effect.
  Management has not completed a contingency plan and nor does it intend to unless a potential problem is uncovered.


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











PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

  On May 6, 1997, Torotel Products, Inc. was accepted into the Voluntary Disclosure Program by the Inspector General of the United States Department of Defense, resulting from its failure to perform some required testing as frequently as required, and inaccurately certifying that all required testing had been performed. As a result of Torotels investigation into the testing deficiencies, Torotel has recorded an estimated charge of $486,000 against earnings. Torotels investigation included a review of historical sales and pricing data, labor bid sheets, and interviews with past and present employees, to arrive at a best estimate of the cost impact to the government. The aggregate amount of the estimated penalty is still subject to fluctuation until the government completes its investigation, and a definitive amount is determined. Torotel believes the methodology it used to determine the amount of the estimate is reasonable. As a result, the amount of any additional charges (or the possible range of any fluctuation in the estimated penalty) cannot be estimated at this time.
Torotel believes that certain of its former officers may have been responsible for the misconduct related to the test failures, and will evaluate ways of recovering the damages once the government completes its investigation. In the meantime, Torotel has suspended all payments under a note payable to a former officer.


Item 6.   Exhibits and Reports on Form 8-K

a) Exhibit 27 -- Financial Data Schedule (electronic filings only)
b) Reports on Form 8-K -- There were no reports filed on Form 8-K during the three months ended July 31, 1999.






















SIGNATURES


  In accordance with the requirements of the Securities
Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Torotel, Inc.
(Registrant)




Date:   September 13, 1999            /s/  H. James Serrone
                                           H. James Serrone
                                           Vice President of
                                             Finance and
                                             Chief Financial
                                             Officer