Form 10QSB
period 1999-10-31
TOROTEL INC
filed 1999-12-14
CIK 98752

FORM 10-QSB



   Quarterly Report Under Section 13 or 15(d) of the
          Securities Exchange Act of 1934

   For the quarterly period ended October 31, 1999

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

           Yes    X     No


As of November 30, 1999, there were 2,811,590 shares of Common Stock, $.50 Par Value, outstanding.





















             TOROTEL, INC. AND SUBSIDIARIES



                      INDEX



PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

     Consolidated Balance Sheet as of October 31, 1999

     Consolidated Statements of Operations for the six months ended October 31, 1999 and 1998

     Consolidated Statements of Operations for the three months ended October 31, 1999 and 1998

     Consolidated Statements of Cash Flows for the six months ended October 31, 1999 and 1998

     Notes to Consolidated Financial Statements

  Item 2.  Managements Discussion and Analysis or
             Plan of Operation



PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings

  Item 6.  Exhibits and Reports on Form 8-K



SIGNATURES





























PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEET (Unaudited)
As of October 31, 1999


ASSETS

Current assets:
Cash                                           $    127,000
Accounts receivable, net                            305,000
Interest income receivable (Note 10)                  3,000
Inventories (Note 3)                                248,000
Prepaid expenses and other current assets            62,000
                                                    745,000

Property, plant and equipment, net                  452,000

Note receivable (Note 10)                           441,000

Other assets                                          7,000

                                               $  1,645,000

LIABILITIES AND STOCKHOLDERS DEFICIT

Current liabilities:
Current maturities of long-term
  debt (Notes 5 and 10)                        $    425,000
Trade accounts payable (Note 10)                    989,000
Accrued liabilities (Note 10)                       249,000
                                                  1,663,000

Long-term debt, less current maturities
  (Notes 5 and 10)                                  415,000

Note and interest payable to former
  officer (Note 9)                                  500,000

Estimated government penalty (Note 9)               486,000

Commitments and contingencies (Note 9)                 -

Stockholders deficit (Notes 6, 7 and 8):
Common stock, at par value                        1,442,000
Capital in excess of par value                    8,672,000
Accumulated deficit                             (11,328,000)
                                                 (1,214,000)
Less treasury stock, at cost                        205,000
                                                 (1,419,000)

                                               $  1,645,000







      The accompanying notes are an integral
            part of this statement.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Six Months Ended October 31,

                              1999                  1998

Net sales                 $  1,663,000         $  2,877,000
Cost of goods sold           1,205,000            2,242,000

Gross profit                   458,000              635,000

Operating expenses:
Engineering                     90,000              126,000
Selling, general
  and administrative           386,000              618,000
                               476,000              744,000

Loss from operations           (18,000)            (109,000)

Other expense (income):
     Interest expense           56,000               45,000
Interest income                (18,000)                -
                                38,000               45,000

Loss from continuing
 operations before
 provision for income
 taxes                         (56,000)            (154,000)

Provision for income
  taxes (Note 4)                  -                    -

Loss from continuing
  operations                   (56,000)            (154,000)

Discontinued operations
  (Notes 10 and 11):
  Loss from operations of
   discontinued subsidiary        -                (972,000)
  Gain on sale of
    product line                  -                 984,000
                                  -                  12,000

Net loss                $      (56,000)       $    (142,000)


Basic loss per share
 (Note 6):
  Continuing operations        $  (.02)             $  (.05)
  Discontinued operations         -                     .00
                               $  (.02)             $  (.05)

Diluted loss per share
 (Note 6):
  Continuing operations        $  (.02)             $  (.05)
  Discontinued operations         -                     .00
                               $  (.02)             $  (.05)







           The accompanying notes are an integral
                 part of these statements.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three Months Ended October 31,


                              1999                  1998
Net sales                 $     874,000        $  1,285,000
Cost of goods sold              597,000             968,000

Gross profit                    277,000             317,000

Operating expenses:
Engineering                      45,000              62,000
Selling, general and
 administrative                 194,000             287,000
                                239,000             349,000

Earnings (loss) from
 operations                      38,000             (32,000)

Other expense (income):
     Interest expense            27,000              22,000
Interest income                  (9,000)               -
                                 18,000              22,000

Earnings (loss) from
 continuing operations
 before provision for
 income taxes                    20,000             (54,000)

Provision for income
 taxes (Note 4)                    -                   -

Earnings (loss) from
 continuing operations           20,000             (54,000)

Discontinued operations
 (Notes 10 and 11):
Loss from operations of
 discontinued subsidiary           -               (476,000)
Gain on sale of product
 line                              -                984,000
                                   -                508,000

Net earnings             $       20,000       $     454,000


Basic earnings (loss)
 per share (Note 6):
Continuing operations           $   .01             $  (.02)
Discontinued operations           -                     .18
                                $   .01             $   .16

Diluted earnings (loss)
 per share (Note 6):
Continuing operations           $   .01             $  (.02)
Discontinued operations           -                     .18
                                $   .01             $   .16






          The accompanying notes are an integral
              part of these statements.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Six Months Ended October 31,


                              1999                  1998
Cash flows from
 continuing operating
 activities:
Net loss                  $     (56,000)       $   (142,000)
Adjustments to
 reconcile net loss to
 net cash provided by
 continuing operations:
   Loss from operations
    of discontinued
    subsidiary                     -                972,000
Gain on sale of product
 line                              -               (984,000)
Depreciation and
 amortization                    56,000              73,000
Increase (decrease) in
 cash flows from
 continuing operations
 resulting from changes
 in:
Accounts receivable             132,000             689,000
Interest income receivable       (3,000)               -
Inventories                     174,000              44,000
Prepaid expenses and
 other assets                   (49,000)           (144,000)
Trade accounts payable            5,000             (41,000)
Accrued liabilities             (17,000)           (129,000)

Net cash provided by
 continuing operating
 activities                     242,000             338,000

Cash flows from
 investing activities:
Capital expenditures             (2,000)            (37,000)
Proceeds from sale of
 product line                      -              1,250,000

Net cash provided by
 (used in) investing
 activities                      (2,000)          1,213,000

Cash flows from financing
 activities:
Borrowings against credit
 line                               -             1,692,000
Payments against credit
 line                               -            (2,050,000)
Principal payments on
 long-term debt                (175,000)            (90,000)
Payments on capital lease
 obligations                    (10,000)            (12,000)
Note and interest payable
 to former officer               21,000              20,000
Proceeds from issuance of
 common stock                      -                  1,000

Net cash used in
 financing activities          (164,000)           (439,000)

Net cash used in
 discontinued operations           -             (1,085,000)

Net increase in cash             76,000              27,000
Cash at beginning of year        51,000              46,000

Cash at end of October     $    127,000       $      73,000


Supplemental Disclosures
 of Cash Flow Information
Cash paid during the
 period for:
Interest                   $     36,000       $    150,000
Income taxes               $       -          $       -



















































    The accompanying notes are an integral
         part of these statements.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 1 - Basis of Presentation

     Torotel specializes in the custom design and manufacture of a wide variety of precision magnetic components, consisting of transformers, inductors, reactors, chokes and toroidal coils. Approximately 97% of Torotels sales are derived from domestic customers. The accompanying unaudited consolidated financial statements reflect the normal recurring adjustments which are, in the opinion of management, necessary to present fairly Torotels financial position at October 31, 1999, and the results of operations for the three and six months ended October 31, 1999.
     Certain reclassifications have been made to the previous years consolidated financial statements in order to conform to the presentations made in the current year.
     The financial statements contained herein should be read in conjunction with Torotels financial statements and related notes filed on Form 10-KSB for the year ended April 30, 1999.


Note 2 - Realization of Assets

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of Torotel as a going concern. Torotel has sustained substantial operating losses in the last three fiscal years, and has used, rather than provided, cash in its overall operations in the last two years. While Torotels continuing operations have provided cash in the last two years and in the first half of fiscal year 2000, the operation does not anticipate any substantial change in its current sales volume. In addition, Torotel incurred substantial liabilities as a result of the terminated merger with Electronika, Inc., and its discontinued subsidiary, East Coast Holdings, Inc. (formerly named OPT Industries, Inc.), has a significant amount of trade debt remaining from its operations (see Note 10 of Notes to Consolidated Financial Statements). At the present time, Torotel is operating without a revolving credit line, and there is no assurance that such a lending arrangement will be attained in the near future. Management believes that achieving profitability from the lower sales volume will be the most critical component for continuing as a going concern. Management believes it has developed a business strategy that offers the best chance for long-term success.
     In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon the continued operations of Torotel, which in turn is dependent upon Torotels ability to meet its financing requirements on a continuing basis, to maintain present financing, and to succeed in its future operations. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should Torotel be unable to continue in existence.


Note 3 - Inventories

     The components of inventories are summarized as follows:

Raw materials                                   $    33,000
Work in process                                     126,000
Finished goods                                       89,000

                                                $   248,000

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

Note 5 - Financing Agreements

     Under the terms of a loan agreement with Phillipsburg National Bank & Trust Company (PNBT), Torotel is required to comply with certain covenants. As of October 31, 1999, Torotel was not in compliance with a maximum leverage ratio, a quick ratio and a current ratio covenant. However, PNBT will be reviewing and resetting these financial ratio covenants for fiscal year 2000 based on the revised corporate structure subsequent to the sale of OPT assets. For reporting purposes, the outstanding loan balance of $308,000 is classified as a current maturity of long-term debt in the accompanying consolidated balance sheet.
As part of the 1998 settlement that ended a class action, Torotel entered into an unsecured promissory note for $200,000. The terms of the note require eight quarterly installments of $25,000, the first six of which were to be interest-free. Torotel has paid four of the installments plus $16,000 toward the fifth installment. In an effort to preserve cash, Torotel has reached an agreement with the Torotel Settlement Fund to defer installment payments presently due in the amount of $34,000 in return for bi-monthly interest payments at an annual rate of 4.6% on the deferred portion. Per the agreement, Torotel shall pay the deferred amount as its cash flow permits, but no later than May 4, 2003, which is the maturity date of the note.


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

Year-to-Date EPS Calculations      1999            1998

Net loss                      $     (56,000) $     (142,000)
Weighted average common
 shares outstanding               2,811,590       2,811,288
Incremental shares                   -               -

Basic loss per share          $        (.02) $         (.05)
Diluted loss per share        $        (.02) $         (.05)

No incremental shares are included in the EPS calculations due to the net loss in each period.

Quarterly EPS Calculations         1999            1998

Net earnings                  $       20,000 $      454,000
Weighted average common
 shares outstanding                2,811,590      2,811,590
Incremental shares                   -               85,766

Basic earnings per share      $          .01 $          .16
Diluted earnings per share    $          .01 $          .16

No incremental shares are included in the EPS calculations for 1999 since the exercise price of the common stock equivalents is substantially higher than the current market value of Torotels common stock.


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

Year-to-Date                       1999               1998

Loss from
 continuing
 operations     As Reported   $     (56,000)   $   (154,000)
                Pro Forma     $     (56,000)   $   (189,000)

Basic loss
 per share
 from
 continuing
 operations     As Reported   $        (.02)   $       (.05)
                Pro Forma     $        (.02)   $       (.07)

Diluted loss
 per share
 from
 continuing
 operations     As Reported   $        (.02)   $       (.05)
                Pro Forma     $        (.02)   $       (.07)

Quarterly                          1999               1998

Earnings (loss)
 from
 continuing
 operations     As Reported   $      20,000   $     (54,000)
                Pro Forma     $      20,000   $     (54,000)

Basic earnings
 (loss) per
 share from
 continuing
 operations     As Reported   $         .01   $        (.02)
                Pro Forma     $         .01   $        (.02)

Diluted
 Earnings
 (loss) per
 share from
 continuing
 operations     As Reported   $         .01   $        (.02)
                Pro Forma     $         .01   $        (.02)

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

                            1999                1998
                               Weighted            Weighted
                      Shares    Average   Shares    Average
                       Under   Exercise    Under   Exercise
                      Option    Price     Option     Price
Outstanding at
 beginning of year     7,500    $1.00    150,000    $1.00
Granted                  -         -         -         -
Exercised                -         -         -         -
Forfeited                -         -         -         -
Outstanding at
 end of October        7,500    $1.00    150,000    $1.00

Options exercisable
 at end of October     7,500    $1.00        -         -
Weighted average
 fair value of
options granted
 during the year                   -                   -

The following information applies to options outstanding at October 31, 1999:

Number outstanding                                     7,500
Range of exercise prices                               $1.00
Weighted average exercise price                        $1.00
Weighted average remaining contractual life         2.1 yrs.

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

                            1999                1998
                               Weighted            Weighted
                      Shares    Average   Shares    Average
                       Under   Exercise    Under   Exercise
                      Option    Price     Option     Price

Outstanding at
 beginning of year   100,000   $  .75        -         -
Granted                 -         -       100,000   $  .75
Exercised               -         -          -         -
Forfeited               -         -          -         -
Outstanding at
 end of October      100,000   $  .75     100,000   $  .75

Warrants
 exercisable at
 end of October         -         -          -         -
Weighted average
 fair value of
warrants granted
 during the year        -                           $  .33

The following information applies to warrants outstanding at October 31, 1999:

Number outstanding                                  100,000
Range of exercise prices                            $  .75
Weighted average exercise price                     $  .75
Weighted average remaining contractual life         3.5 yrs.

Note 9 - Contingency for Estimated Penalty

     On May 6, 1997, Torotel Products, Inc. was accepted into the Voluntary Disclosure Program of the United States Department of Defense, resulting from its failure to perform some required thermal shock testing as frequently as required, and inaccurately certifying that all required testing had been performed. As a result of Torotels investigation into the thermal shock deficiencies, which was first reported in November 1996, Torotel recorded an estimated charge of $416,000 against earnings in the fourth quarter of its fiscal year ended April 30, 1997. Because the investigation was ongoing, Torotel subsequently determined that there also were some deficiencies in performing some required electrical testing as frequently as required. As a result, Torotel recorded an additional estimated charge of $70,000 against earnings in the first quarter of its fiscal year ended April 30, 1998.
Torotels investigation included a review of historical sales and pricing data, labor bid sheets, and interviews with past and present employees, to arrive at a best estimate of the cost impact to the government. The aggregate amount of the estimated penalty is still subject to fluctuation until the government completes its investigation, and a definitive amount is determined. Torotel believes the methodology it used to determine the amount of the estimate is reasonable. As a result, the amount of any additional charges (or the possible range of any fluctuation in the estimated penalty) cannot be estimated at this time.
     At this time, Torotel is not certain when payment of the damage amount will be required; however, it does not anticipate making any payments during the next twelve months. As a result, the entire $486,000 has been classified as a long-term liability in the accompanying consolidated balance sheet.
     Torotel believes that certain of its former officers may have been responsible for the misconduct related to the test failures, and will evaluate ways of recovering the damages once the government completes its investigation. In the meantime, Torotel has suspended all principal and interest payments due under a note payable to a former officer, and does not anticipate making any further payments during the next twelve months. As a result, as of October 31, 1999, the aggregate amount due of $500,000, which consists of the outstanding principal of $384,000 plus the accrued interest of $116,000, has been classified as a long-term liability in the accompanying consolidated balance sheet.
     The legal fees associated with the DOD investigation have amounted to $2,000 during the current fiscal year, $1,000 in fiscal 1999, and $274,000 in aggregate since the investigation started in the third quarter of the fiscal year ended April 30, 1997.


Note 10 - Discontinued Subsidiary

The operations of East Coast Holdings, Inc. (formerly named OPT Industries, Inc.), a wholly owned subsidiary of Torotel, were discontinued in April 1999, and the assets sold to SIGMA Associates, L.L.C.
     OPTs operating results are shown separately as discontinued operations in the accompanying consolidated statements of operations. The remaining assets and liabilities related to OPT as of October 31, 1999, are included in the accompanying consolidated balance sheet under the following captions and in the amounts shown:

Cash                                     $   1,000
Interest income receivable               $   3,000
Note receivable                          $ 441,000
Trade accounts payable                   $ 496,000
Accrued liabilities                      $ 145,000
Long-term debt                           $ 308,000

     OPTs net sales for the three and six months ended
October 31, 1998, were $731,000 and $1,772,000,
respectively.


Note 11 - Product Line Sale

     On September 18, 1998, OPT completed the sale of its ultra-miniature transformer and inductor product line to Pico Electronics, Inc. of Pelham, New York. Pursuant to the Asset Purchase Agreement, OPT received cash proceeds of $1,250,000 in return for all assets related to the product line including inventory, raw materials, work in process, finished goods, backlog, fixed assets, intellectual property, goodwill, contracts and rights, whether tangible and intangible of every kind and description.
     As part of the Agreement, Torotel agreed that neither it nor any related entity shall re-establish any of the product line sold to Pico, nor shall Torotel nor any related entity modify any of its existing products to render the same mechanically and/or electrically interchangeable or substantially interchangeable with any of the products sold to Pico. The sale of the product line resulted in a gain of $984,000.














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


SIX MONTHS ENDED OCTOBER 31, 1999 VERSUS SIX MONTHS ENDED
OCTOBER 31, 1998

     Net sales decreased 42% from $2,877,000 to $1,663,000 due to less demand for Torotels magnetics products. The decrease in demand is the result of fewer ongoing Department of Defense programs for missile systems, and a cyclical decline in the aerospace industry. In recent years, sales of the potted coil assembly for the Hellfire II missile system accounted for about 25% of Torotel Products total sales; however, future sales of the potted coil assembly will be significantly lower and limited only to the number of Hellfire II missiles sold to foreign countries by the prime contractor(s). As a result of this factor, plus the lower demand for magnetics products, lower sales are expected in fiscal year 2000.
     Gross profit as a percentage of net sales increased nearly 6% due to improved labor productivity resulting from better training efforts, plus greater emphasis on cycle time reduction and building fewer overages. The improved labor performance was offset partially by the affect of lower sales volume without a comparable decrease in fixed production costs.
     Engineering expenses decreased nearly 29% from $126,000 to $90,000 due to a decrease in payroll costs due to a reduction in personnel. Management does not anticipate any significant change in the present level of engineering expenses during the next quarter, but does anticipate a reduction in the fourth quarter.
     Selling, general and administrative (SG&A) expenses decreased nearly 38%. The SG&A expenses of Torotel, Inc. decreased 44% from $95,000 to $53,000 due to a $22,000 decrease in professional fees, a $6,000 decrease in directors fees, a $4,000 decrease in real estate taxes, a $4,000 decrease in AMEX fees, a $3,000 decrease in investor relations costs, and a $3,000 decrease in travel costs. The SG&A expenses of Torotel Products decreased 36% from $523,000 to $333,000 due to a concerted effort to reduce costs and preserve cash. Major spending changes include an $88,000 decrease in payroll costs due to a reduction in personnel, a $16,000 decrease in professional fees due to the settlement of the litigation that was ongoing in the prior year, a $10,000 decrease in hazardous waste disposal costs, a $9,000 decrease in advertising costs, a $9,000 decrease in utilities costs, and a $9,000 decrease in building maintenance costs. Other reductions include an $11,000 decrease in depreciation expense, an $8,000 decrease in sales commissions due to lower sales volume, a $6,000 decrease in copier costs due to a restructured lease, a $5,000 decrease in supervisory and diversity training, and other smaller spending decreases. Management does not anticipate any significant change in the present level of SG&A expenses during the next quarter, but does anticipate a reduction in the fourth quarter.
     Interest expense increased nearly 24%. The interest expense of Torotel, Inc. increased 70% from $20,000 to $34,000 due to the interest incurred on the guaranteed note with PNBT. The interest expense of Torotel Products decreased 12% from $25,000 to $22,000 due to a lower aggregate borrowing level.
     Interest income increased $18,000 due to the interest earned on the note receivable from SIGMA Associates, L.L.C. which was part of the consideration received from the sale of substantially all the assets of East Coast Holdings, Inc. (formerly named OPT Industries, Inc.).
     For the reasons discussed above, the consolidated pretax loss decreased from $154,000 to $56,000. The pretax loss of Torotel, Inc. decreased from $115,000 to $69,000. The pretax earnings of Torotel Products increased from a loss of $39,000 to a profit of $13,000.


THREE MONTHS ENDED OCTOBER 31, 1999 VERSUS THREE MONTHS
ENDED OCTOBER 31, 1998

     Net sales decreased 32% from $1,285,000 to $874,000 due to less demand for Torotels magnetics products. The decrease in demand is the result of fewer ongoing Department of Defense programs for missile systems, and a cyclical decline in the aerospace industry. In recent years, sales of the potted coil assembly for the Hellfire II missile system accounted for about 25% of Torotel Products total sales; however, future sales of the potted coil assembly will be significantly lower and limited only to the number of Hellfire II missiles sold to foreign countries by the prime contractor(s). As a result of this factor, plus the lower demand for magnetics products, lower sales are expected in fiscal year 2000.
     Gross profit as a percentage of net sales increased 7% due to lower material costs associated with the product mix, improved labor productivity resulting from better training efforts, plus greater emphasis on cycle time reduction and building fewer overages. These improvements were offset partially by the affect of lower sales volume without a comparable decrease in fixed production costs.
     Engineering expenses decreased 27% from $62,000 to $45,000 due to a decrease in payroll costs due to a reduction in personnel. Management does not anticipate any significant change in the present level of engineering expenses during the next quarter, but does anticipate a reduction in the fourth quarter.
     Selling, general and administrative (SG&A) expenses decreased 32%. The SG&A expenses of Torotel, Inc. decreased 55% from $51,000 to $23,000 due to a $13,000 decrease in professional fees, a $3,000 decrease in directors fees, a $3,000 decrease in investor relations costs, a $3,000 decrease in travel costs, a $2,000 decrease in AMEX fees, a $2,000 decrease in liability insurance costs, and a $2,000 decrease in real estate taxes. The SG&A expenses of Torotel Products decreased nearly 28% from $236,000 to $171,000 due to a concerted effort to reduce costs and preserve cash. Major spending changes include a $36,000 decrease in payroll costs due to a reduction in personnel. Other reductions include a $6,000 decrease in depreciation, a $5,000 decrease in hazardous waste disposal costs, a $4,000 decrease in utilities costs, a $3,000 decrease in sales commissions due to lower sales volume, a $3,000 decrease in building maintenance costs, a $2,000 decrease in advertising costs, and other smaller spending decreases. Management does not anticipate any significant change in the present level of SG&A expenses during the next quarter, but does anticipate a reduction in the fourth quarter.
     Interest expense increased nearly 23%. The interest expense of Torotel, Inc. increased 60% from $10,000 to $16,000 due to the interest incurred on the guaranteed note with PNBT. The interest expense of Torotel Products decreased 8% from $12,000 to $11,000 due to a lower aggregate borrowing level.
     Interest income increased $9,000 due to the interest earned on the note receivable from SIGMA Associates, L.L.C. which was part of the consideration received from the sale of substantially all the assets of East Coast Holdings, Inc. (formerly named OPT Industries, Inc.).
     For the reasons discussed above, the consolidated pretax earnings increased from a loss of $54,000 to a profit of $20,000. The pretax loss of Torotel, Inc. decreased from $61,000 to $30,000. The pretax earnings of Torotel Products increased from $7,000 to $50,000.


LIQUIDITY AND CAPITAL RESOURCES

     Historically, Torotel has relied on funds generated internally and bank borrowings to meet its normal operating requirements and to service bank indebtedness; however, Torotel has sustained substantial operating losses in the last three fiscal years, and has used, rather than provided, cash in its overall operations in the last two fiscal years. While Torotels continuing operations have provided cash in the last two years and in the first half of fiscal year 2000, the operation does not anticipate any substantial change in its current sales volume. In addition, Torotel incurred substantial liabilities as a result of the terminated merger with Electronika, Inc., and its discontinued subsidiary, East Coast Holdings, Inc. (formerly named OPT Industries, Inc.), has a significant amount of trade debt remaining from its operations (see Note 10 of Notes to Consolidated Financial Statements). At the present time, Torotel is operating without a revolving credit line, and there is no assurance that such a lending arrangement will be attained in the near future. Management believes that achieving profitability from the lower sales volume is the most critical component for continuing as a going concern. Management has implemented a business strategy that offers the best chance for long-term success. In the short-term, the focus remains improving cash flow and liquidity.
     The annual meeting of shareholders will be held on Monday, January 17, 2000. At the meeting, shareholders will be asked to vote on lowering the par value of Torotels Common Stock from 50 cents per share to 1 cent per share. Management encourages shareholders to vote for this proposal because without it, Torotel cannot raise additional equity funds to pay debt or finance its growth since the stock currently trades well below the par value.
     During the six months ended October 31, 1999, Torotels continuing operations provided $242,000 in cash flow due primarily to lower levels of receivables and inventories.
     Investing activities used $2,000 in cash flow. Capital expenditures for production and engineering equipment for the balance of the year are projected to be about $20,000.
     Financing activities used $164,000 in cash flow due to decreases in long-term debt.
     Torotel believes that inflation will have only a minimal effect on future operations since such effects will be offset by sales price increases which are not expected to have a significant effect upon demand.


Year 2000 Readiness

     Based on extensive testing and vendor certifications, management has determined that Torotels hardware and software applications are Year 2000 compliant. In addition, management has polled its significant suppliers and customers and, based on these responses, has determined that its operation does not appear to be vulnerable to a third parties failure to remediate their own Year 2000 issues. Management also has tested various equipment to verify its Year 2000 functionality.
     Torotel has not incurred any external costs for its Year 2000 readiness reviews and assessments. Internal costs have not been tracked separately; however, these costs have been minimal, and have been limited to the related payroll costs for certain internal employees and postage for the mailing of questionnaires to suppliers and customers.
     A most reasonably likely worst case Year 2000 scenario is not known at this time. Management believes all necessary steps have been taken to assure a smooth transition to the Year 2000. While there is no reason to believe that there will be any undue disruptions of goods or services, there is no guarantee that the systems of major suppliers and customers will be timely converted (even if their questionnaires indicate they are, or will be, Year 2000 compliant) and would not have a material adverse effect.
     Management has not completed a contingency plan and nor does it intend to unless a potential problem is uncovered.


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


Item 6.   Exhibits and Reports on Form 8-K

a) Exhibit 27 -- Financial Data Schedule (electronic filings only)
b) Reports on Form 8-K -- There were no reports filed on Form 8-K during the three months ended October 31, 1999.





























                      SIGNATURES


     In accordance with the requirements of the Securities
Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Torotel, Inc.
(Registrant)




Date:  December 10, 1999     /s/  H. James Serrone
                             H. James Serrone
                             Vice President of Finance and
                             Chief Financial Officer