Form 10QSB
period 2000-01-31
TOROTEL INC
filed 2000-03-13
CIK 98752

FORM 10-QSB



          Quarterly Report Under Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                For the quarterly period ended January 31, 2000

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

                 Yes    X     No


As of March 1, 2000, there were 2,811,590 shares of Common
Stock, $.01 Par Value, outstanding.



                         TOROTEL, INC. AND SUBSIDIARIES



                                     INDEX



PART I.	FINANCIAL INFORMATION

 Item 1.	Financial Statements

		Consolidated Balance Sheet as of January 31, 2000                     1

		Consolidated Statements of Operations for the nine
    Months ended January 31, 2000 and 1999                              2

		Consolidated Statements of Operations for the three
    Months 	ended January 31, 2000 and 1999                             3

		Consolidated Statements of Cash Flows for the nine
    Months ended January 31, 2000 and 1999	                             4

		Notes to Consolidated Financial Statements              	             5

 Item 2.	Management's Discussion and Analysis or Plan of
           Operation						                                             12


PART II.	OTHER INFORMATION

 Item 1.	Legal Proceedings                                             16

 Item 4. Submission of Matters to a Vote of Security Holders  					    16

 Item 6. Exhibits and Reports on Form 8-K			                      	    17


SIGNATURES			                                                						    22




PART I.   	FINANCIAL INFORMATION

Item 1.   	Financial Statements

                        CONSOLIDATED BALANCE SHEET (Unaudited)
                              As of January 31, 2000


ASSETS

Current assets:
   Cash                                                    				    $   121,000
   Accounts receivable, net					                            						     307,000
   Inventories (Note 3)						                               						     216,000
   Prepaid expenses and other current assets 	             						       29,000
                                                                       673,000

Property, plant and equipment, net		                                   424,000

Note receivable (Note 10)	                                             441,000

Other assets                                                             8,000

                                                              					$ 1,546,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  	Current maturities of long-term debt (Notes 5 and 10)       			 $   396,000
   Trade accounts payable (Note 10)                                    944,000
   Accrued liabilities (Note 10)                                       220,000
                                                                     1,560,000

Long-term debt, less current maturities (Notes 5 and 10)               409,000

Note and interest payable to former officer (Note 9)                   510,000

Estimated government penalty (Note 9)                                  486,000

Commitments and contingencies (Note 9)                                    -

Stockholders' deficit (Notes 6, 7, 8 and 12):
   Common stock, at par value                                           29,000
   Capital in excess of par value                                   10,085,000
   Accumulated deficit                                             (11,328,000)
                                                                    (1,214,000)
   Less treasury stock, at cost                                        205,000
                                                                    (1,419,000)

                                                                   $ 1,546,000

            The accompanying notes are an integral part of this statement.

                  CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                           Nine Months Ended January 31,

		                                                     2000     		      1999
Net sales                                        $  2,485,000	   	$  3,808,000
Cost of goods sold                                  1,767,000		      3,026,000

   Gross profit                                       718,000	         782,000

Operating expenses:
   Engineering                                        138,000		        187,000
   Selling, general and administrative                580,000		      1,038,000
                                                      718,000  		    1,225,000

   Earnings (loss) from operations          	            - 		         (443,000)

Other expense (income):
  	Interest expense                                    83,000		         68,000
   Interest income                                    (27,000)            -
                                                       56,000		         68,000

   Loss from continuing operations before
     provision for income taxes                       (56,000)		      (511,000)

Provision for income taxes (Note 4)                      - 		             -

Loss from continuing operations                       (56,000)		      (511,000)

Discontinued operations (Notes 10 and 11):
   Loss from operations of discontinued subsidiary       -     		   (1,467,000)
   Gain on sale of product line                          -    		       984,000
                                                         -    		      (483,000)

Net loss                                           $  (56,000)	  	$   (994,000)


Basic loss per share (Note 6):
   Continuing operations                           $     (.02)			 $       (.18)
   Discontinued operations                                  -  	  		      (.17)
                                                   $     (.02)    $       (.35)

Diluted loss per share (Note 6):
   Continuing operations                           $     (.02)		  $       (.18)
   Discontinued operations                                  -  	  		      (.17)
                                                   $     (.02)    $       (.35)

          The accompanying notes are an integral part of these statements.

                 CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                         Three Months Ended January 31,

                                                	      2000     		      1999
Net sales                                         $   822,000	    	$   931,000
Cost of goods sold                                    562,000		        784,000

   Gross profit                                       260,000		        147,000

Operating expenses:
   Engineering                                         48,000		         61,000
   Selling, general and administrative                194,000		        420,000
                                                      242,000		        481,000

   Earnings (loss) from operations                     18,000		       (334,000)

Other expense (income):
	  Interest expense                                    27,000		         23,000
   Interest income                                     (9,000)            -
                                            		         18,000		         23,000

Earnings (loss) from continuing operations before
   provision for income taxes                            -			         (357,000)

Provision for income taxes (Note 4)                      -     		         -

Earnings (loss) from continuing operations               -		   	      (357,000)

Discontinued operations (Notes 10 and 11):
   Loss from operations of discontinued subsidiary       -    		      (495,000)
   Gain on sale of product line                          - 		             -
                                                         -    		      (495,000)

Net earnings (loss)                                      -     		 $   (852,000)


Basic earnings (loss) per share (Note 6):
   Continuing operations                               $    -	         $  (.13)
   Discontinued operations                                  -    			      (.17)
                                                       $    -          $  (.30)

Diluted earnings (loss) per share (Note 6):
   Continuing operations                               $    -			       $  (.13)
   Discontinued operations                                  _    			      (.17)
                                                       $    -          $  (.30)

          The accompanying notes are an integral part of these statements.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                            Nine Months Ended January 31,

                                             		        2000     		      1999
Cash flows from continuing
  operating activities:
    Net loss                                     $  (56,000)	   	 $  (994,000)
Adjustments to reconcile net loss to net
  cash provided by continuing operations:
  	 Loss from operations of discontinued
     subsidiary		                                      -       		   1,467,000
    Gain on sale of product line                       -      		     (984,000)
    Depreciation and amortization	                   84,000		         110,000
    Increase (decrease) in cash flows from
      continuing operations resulting from
        changes in:
          Accounts receivable               		      130,000		         983,000
          Inventories                        	      206,000		         197,000
          Prepaid expenses and other assets 	       (17,000) 		       (17,000)
          Trade accounts payable	          		       (40,000)		          8,000
          Accrued liabilities               	       (46,000)	  	     (191,000)

Net cash provided by continuing
  operating activities                      		      261,000	   	      579,000

Cash flows from investing activities:
  Capital expenditures                    		         (2,000)		        (46,000)
  Proceeds from sale of product line      	            -       		   1,250,000

Net cash provided by (used in) investing
  activities			                                      (2,000)		      1,204,000

Cash flows from financing activities:
  Borrowings against credit line          	            -       		   2,189,000
  Payments against credit line		          		           -       		  (2,050,000)
  Principal payments on long-term debt		     	     (207,000)		       (135,000)
  Payments on capital lease obligations		           (13,000)		        (18,000)
  Note and interest payable to former officer	       31,000		          31,000
  Proceeds from issuance of common stock				           -     	          1,000

Net cash provided by (used in) financing
  activities			                             		     (189,000)		         18,000

Net cash used in discontinued operations	 		           -       		  (1,536,000)

Net increase in cash			                    		        70,000		         265,000
Cash at beginning of year								           	        51,000	  	        46,000

Cash at end of January			                    	  	$  121,000	      	$  311,000


Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for:
    Interest                                   		$   52,000		      $  215,000
    Income taxes									                      		$     -         		$     -
  Non-cash investing activities:
    Settlement of litigation paid with
      asset held for sale	                     		$     -			        $   76,000

            The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 1 - Basis of Presentation

    	Torotel specializes in the custom design and manufacture of a wide variety of precision magnetic components, consisting of transformers, inductors, reactors, chokes and toroidal coils.  Approximately 90% of
Torotel's sales are derived from domestic customers.  The accompanying unaudited consolidated financial statements reflect the normal recurring adjustments which are, in the opinion of management, necessary to present fairly Torotel's financial position at January 31, 2000, and the results of operations for the three and nine months ended January 31, 2000.
	   Certain reclassifications have been made to the previous years'
consolidated financial statements in order to conform to the presentations made in the current year.
	    The financial statements contained herein should be read in conjunction with Torotel's financial statements and related notes filed on Form 10-KSB for the year ended April 30, 1999.


Note 2 - Realization of Assets

	    The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of Torotel as a going concern.  Torotel has sustained substantial operating losses in the last three fiscal years, and has used, rather than provided, cash in its overall operations in the last two years.  While Torotel's continuing operations have provided cash in the last two years and in the first nine months of fiscal year 2000, the operation does not anticipate any substantial change in its current sales volume.  In addition, Torotel incurred substantial liabilities as a result of the terminated merger with Electronika,
Inc., and its discontinued subsidiary, East Coast Holdings, Inc. (formerly named OPT Industries, Inc.), has a significant amount of trade debt remaining from its operations (see Note 10 of Notes to Consolidated Financial Statements).
At the present time, Torotel is operating without a revolving credit line, and there is no assurance that such a lending arrangement will be attained in the near future.  Management believes that achieving profitability from the lower sales volume will be the most critical component for continuing as a going concern.  Management believes it has developed a business strategy that offers the best chance for long-term success.
	    In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon the continued operations of
Torotel, which in turn is dependent upon Torotel's ability to meet its financing requirements on a continuing basis, to maintain present financing, and to succeed in its future operations.  The consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should Torotel be unable to continue in existence.

Note 3 - Inventories

	    The components of inventories are summarized as follows:

      		Raw materials            		          	$  27,000
	      	Work in process								         				    117,000
		      Finished goods                 				      72,000

                                          				$ 216,000


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
                                                     				$      -

Note 5 - Financing Agreements

	   Under the terms of a loan agreement with Phillipsburg National Bank & Trust
Company (PNBT), Torotel is required to comply with certain covenants.  As of
January 31, 2000, Torotel was not in compliance with a maximum leverage ratio, a quick ratio and a current ratio covenant.  However, PNBT has committed to reviewing and resetting these financial ratio covenants for fiscal year 2000 based on the revised corporate structure subsequent to the sale of OPT assets.
For reporting purposes, the outstanding loan balance of $279,000 is classified as a current maturity of long-term debt in the accompanying consolidated balance sheet.
    As part of the 1998 settlement that ended a class action, Torotel entered into an unsecured promissory note for $200,000.  The terms of the note require eight quarterly installments of $25,000, the first six of which were to be interest-free.  Torotel has paid four of the installments plus $16,000 toward the fifth installment.  In an effort to preserve cash, Torotel has reached an agreement with the Torotel Settlement Fund to defer installment payments presently due in the amount of $34,000 in return for bi-monthly interest payments at an annual rate of 4.6% on the deferred portion.  Per the agreement,
Torotel shall pay the deferred amount as its cash flow permits, but no later than May 4, 2003, which is the maturity date of the note.


Note 6 - Earnings Per Share

	   Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per
Share, requires dual presentation of basic and diluted EPS on the face of the statement of earnings regardless of whether basic and diluted EPS are the same and requires a reconciliation of the numerator and denominator used in computing basic and diluted EPS.  Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion 15.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.
Pursuant to SFAS No. 128, the basic and diluted loss per common share were computed as follows:

	                      Year-to-Date EPS Calculations
		                                                 2000       		      1999
Net loss                                     	$   (56,000)	    	$   (994,000)
Weighted average common shares outstanding		    2,811,590		        2,811,388
Incremental shares								                    	      -          			     -

Basic loss per share                        		$      (.02)    		$       (.35)
Diluted loss per share							               		$      (.02)    		$       (.35)

No incremental shares are included in the EPS calculations due to the lack of earnings in either period.

                        Quarterly EPS Calculations
	                                                  2000      		       1999
Net earnings (loss)                  									$      -		        $   (852,000)
Weighted average common shares outstanding		    2,811,590		        2,811,590
Incremental shares								                  			      -         			      -

Basic earnings per share			                 		$      - 	       	$       (.30)
Diluted earnings per share					             		$      -        		$       (.30)

No incremental shares are included in the EPS calculations due to the lack of earnings in either period.


Note 7 - Employee Stock Options

	   In accordance with the Incentive Compensation Plan approved by shareholders on September 19,1994, Torotel reserved 400,000 common shares for issuance to key employees pursuant to the exercise of incentive and non-qualified stock options granted prior to June 20, 2004.  The options are accounted for under APB Opinion
25, Accounting for Stock Issued to Employees, and related interpretations.  The incentive stock options have a term of five years when issued and vest 50% per year at the end of each of the first two years.  The non-qualified stock options have a term of ten years when issued and vest 25% per year at the end of each of the first four years.  The exercise price of each option equals the market price of Torotel's common stock on the date of grant.  Accordingly, no compensation cost will be recognized upon the grant of any options.  Had compensation cost for the Plan been determined based on the fair value of the options at the grant dates consistent with the method of Statement of Financial Accounting Standards
No. 123, Accounting for Stock-Based Compensation, Torotel's operating results would have been reduced to the pro forma amounts indicated as follows:

 Year-to-Date
		                                                 2000       		      1999
  Loss from continuing
    operations                   	As Reported		$  (56,000)	     	$  (511,000)
			 		 	  	 		                   	Pro Forma  		$  (56,000)     		$  (546,000)

  Basic loss per share from
    continuing operations		      	As Reported		$     (.02)     		$      (.18)
                      			 								Pro Forma  		$     (.02)	     	$      (.19)

  Diluted loss per share from
    continuing operations	    				As Reported		$     (.02)     		$      (.18)
                        										Pro Forma  		$     (.02)     		$      (.19)

 	Quarterly
		                                                 2000        		      1999
  Earnings (loss) from
    continuing operations         	As Reported		$      -			       $  (357,000)
                         	 								Pro Forma    $      -	       		$  (357,000)

  Basic earnings (loss) per share
    from continuing operations		 		As Reported		$      -		       	$      (.13)
                        							 			Pro Forma  		$      -       			$      (.13)

  Diluted earnings (loss) per share
    from continuing operations		 		As Reported		$      -		       	$      (.13)
								 	 	                      	Pro Forma  		$      -	       		$      (.13)

    The fair values of the options granted were estimated on the date of grant using the Black-Scholes options-pricing model. The fair value of the incentive stock options was determined using the following weighted average assumptions: no dividend payments over the life of the options; expected volatility of 106.1%; risk-free interest rate of 6.94%; and expected life of five years. The fair value of the non-qualified stock options was determined using the following weighted average assumptions: no dividend payments over the life of the options; expected volatility of 106.1%; risk-free interest rate of 6.6%; and expecte life of ten years.
   	Stock option transactions under the 1994 Incentive Compensation Plan for each period are summarized as follows:

                                         8

							                                    2000	                  1999
	                                               Weighted	           			Weighted
						  			                          Shares     Average  	  Shares     Average
				   				                          Under      Exercise  	 Under      Exercise
                     									       Option      Price   	  Option 	    Price
Outstanding at beginning of year		    7,500	    $1.00   			 150,000	   $1.00
Granted							                          -		        -   		       -         -
Exercised						                         -     		   -    	       -         -
Forfeited                 							       -          -    	       -         -
Outstanding at end of January		       7,500		   $1.00    		 150,000		  $1.00

Options exercisable at end
  of January	                         7,500		   $1.00			        -         -
Weighted average fair value of
  options granted during the year				              -          				        -

The following information applies to options outstanding at January 31, 2000:

Number outstanding							                                    7,500
Range of exercise prices							                       			    $1.00
Weighted average exercise price						                 			    $1.00
Weighted average remaining contractual life			        		  1.8 yrs.

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

            							                          2000  	                1999
                                                	Weighted	       			   	Weighted
									                             Shares     Average   		 Shares		  Average
									                             Under      Exercise  	  Under 		  Exercise
									                             Option      Price       Option     Price
Outstanding at beginning of year	   	 100,000		   $ .75			        -         -
Granted							                            -                   100,000		  $ .75
Exercised		                    				       - 	        -            -         -
Forfeited							                          -          -            -         -
Outstanding at end of January	      	 100,000	    $ .75     	 100,000	   $ .75

Warrants exercisable at end of
  January                                 -          -            -         -
Weighted average fair value of
  warrants granted during the year	                  -                  $  .33

The following information applies to warrants outstanding at January 31, 2000:

Number outstanding								                                  			100,000
Range of exercise prices							                          			    $  .75
Weighted average exercise price						                    			    $  .75
Weighted average remaining contractual life			            		  3.2 yrs.

Note 9 - Contingency for Estimated Penalty

    On May 6, 1997, Torotel Products, Inc. was accepted into the Voluntary
Disclosure Program of the United States Department of Defense, resulting from its failure to perform some required "thermal shock" testing as frequently as required, and inaccurately certifying that all required testing had been performed.  As a result of Torotel's investigation into the thermal shock deficiencies, which was first reported in November 1996, Torotel recorded an estimated charge of $416,000 against earnings in the fourth quarter of its fiscal year ended April 30, 1997.  Because the investigation was ongoing,
Torotel subsequently determined that there also were some deficiencies in performing some required electrical testing as frequently as required.  As a result, Torotel recorded an additional estimated charge of $70,000 against earnings in the first quarter of its fiscal year ended April 30, 1998.
    Torotel's investigation included a review of historical sales and pricing data, labor bid sheets, and interviews with past and present employees, to arrive at a best estimate of the cost impact to the government.  The aggregate amount of the estimated penalty is still subject to fluctuation until the government completes its investigation, and a definitive amount is determined.
Torotel believes the methodology it used to determine the amount of the estimate is reasonable.  As a result, the amount of any additional charges (or the possible range of any fluctuation in the estimated penalty) cannot be estimated at this time.
   	At this time, Torotel is not certain when payment of the damage amount will be required.  As a result, the entire $486,000 has been classified as a long-term liability in the accompanying consolidated balance sheet.
   	Torotel believes that certain of its former officers may have been responsible for the misconduct related to the test failures, and will evaluate ways of recovering the damages once the government completes its investigation.
In the meantime, Torotel has suspended all principal and interest payments due under a note payable to a former officer, and does not anticipate making any further payments during the next twelve months.  As a result, as of January 31,
2000, the aggregate amount due of $510,000, which consists of the outstanding principal of $384,000 plus the accrued interest of $126,000, has been classified as a long-term liability in the accompanying consolidated balance sheet.
   	The legal fees associated with the DOD investigation have amounted to $3,000 during the current fiscal year, $1,000 in fiscal 1999, and $275,000 in aggregat since the investigation started in the third quarter of the fiscal year ended
April 30, 1997.


Note 10 - Discontinued Subsidiary

    The operations of East Coast Holdings, Inc. (formerly named OPT Industries, Inc.), a wholly owned subsidiary of Torotel, were dicontinued in April 1999, and the assets sold to SIGMA Associates, L.L.C.
   	OPT's operating results are shown separately as discontinued operations in the accompanying consolidated statements of operations. The remaining assets and liabilities related to OPT as of January 31, 2000, are included in the accompanying consolidated balance sheet under the following captions and in the amounts shown:

           Cash						            				$    3,000
           Note receivable				   				$  441,000
           Trade accounts payable				$  497,000
           Accrued liabilities							$  147,000
           Long-term debt		    						$  279,000

    OPT's net sales for the three and nine months ended January 31, 1999, were $585,000 and $2,357,000, respectively.


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


Note 12 - Reduction in Par Value and Stated Capital

   	On January 17, 2000, shareholders approved a proposal to reduce the par value of Torotel's Common Stock from $.50 per share to $.01 per share and to reduce the stated capital of Torotel pursuant to Missouri law. A Certificate of Amendment to Torotel's Articles of Incorporation and Statement of Reduction of Capital was filed with the Secretary of State of Missouri on February 4, 2000. The accompanying consolidated balance sheet reflects the reduction in par value and stated capital. The affect of the change was to decrease the balance sheet caption "Common stock, at par value" and to increase the caption "Capital in excess of par value" in the amount of $1,413,000.


Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


   	The following management comments regarding Torotel's results of operations and outlook should be read in conjunction with the Consolidated Financial
Statements included pursuant to Item 1 of this Quarterly Report.
    Due to the sale of substantially all of the assets of East Coast Holdings,
Inc. (see Note 10 of Notes to Consolidated Financial Statements), the discussion and analysis of the results of operations includes only the continuing operations of Torotel, Inc. and its subsidiary, Torotel Products, Inc.


NINE MONTHS ENDED JANUARY 31, 2000 VERSUS NINE MONTHS ENDED JANUARY 31, 1999

   	Net sales decreased 35% from $3,808,000 to $2,485,000 due to less demand for
Torotel's magnetics products.  The decrease in demand is the result of fewer ongoing Department of Defense programs for missile systems, and a cyclical decline in the aerospace industry.  In recent years, sales of the potted coil assembly for the Hellfire II missile system accounted for about 25% of Torotel
Products' total sales; however, future sales of the potted coil assembly will be significantly lower and limited only to the number of Hellfire II missiles sold to foreign countries by the prime contractor(s).  As a result of this factor, plus the lower demand for magnetics products, lower sales are expected in fiscal year 2000.
   	Gross profit as a percentage of net sales increased 8% due to lower material costs associated with the product mix, improved labor productivity resulting from better training efforts, plus greater emphasis on cycle time reduction and building fewer overages.  These improvements were offset partially by the affect of lower sales volume without a comparable decrease in fixed production costs.
    Engineering expenses decreased 26% from $187,000 to $138,000 due to lower payroll costs associated with a reduction in personnel.  Management anticipates lower engineering expenses during the next quarter.
   	Selling, general and administrative (SG&A) expenses decreased 44%.  The SG&A expenses of Torotel, Inc. decreased 72% from $321,000 to $89,000 due to a
$149,000 decrease in professional fees primarily associated with last year's terminated merger with Electronika, Inc., a $29,000 decrease in accounting/
auditing fees, an $18,000 decrease in consulting costs, a $14,000 decrease in real estate taxes, a $9,000 decrease in directors fees, a $6,000 decrease in
AMEX fees, a $4,000 decrease in investor relations costs, and a $3,000 decrease in travel costs.  The SG&A expenses of Torotel Products decreased nearly 32%
from $717,000 to $491,000 due to a concerted effort to reduce costs and preserve cash.  Major spending changes include an $70,000 decrease in payroll costs due to a reduction in personnel, a $25,000 decrease in workers' compensation insurance costs due to a surplus distributed by the insurance fund, a $15,000 decrease in professional fees due to the settlement of the litigation that was ongoing in the prior year, a $15,000 decrease in advertising costs, a $14,000 decrease in building maintenance costs, and a $13,000 decrease in utilities costs.  Other reductions include a $16,000 decrease in depreciation expense, a
$9,000 decrease in sales commissions due to lower sales volume, an $8,000 decrease in educational costs, an $8,000 decrease in insurance costs for a return premium, a $6,000 decrease in copier costs due to a restructured lease, a $3,000 decrease in travel costs, and other smaller spending decreases.
Management does anticipate lower SG&A expenses during the next quarter.


   	Interest expense increased 22%. The interest expense of Torotel, Inc. increased 61% from $31,000 to $50,000 due to the interest incurred on the guaranteed note with PNBT. The interest expense of Torotel Products decreased 11% from $37,000 to $33,000 due to a lower aggregate borrowing level.
   	Interest income increased $27,000 due to the interest earned on the note receivable from SIGMA Associates, L.L.C. which was part of the consideration received from the sale of substantially all the assets of East Coast Holdings, Inc. (formerly named OPT Industries, Inc.).
   	For the reasons discussed above, the consolidated pretax loss from continuing operations decreased from $511,000 to $56,000. The pretax loss of Torotel, Inc. decreased from $352,000 to $112,000. The pretax earnings of Torotel Products increased from a loss of $159,000 to a profit of $56,000.


THREE MONTHS ENDED JANUARY 31, 2000 VERSUS THREE MONTHS ENDED JANUARY 31, 1999

   	Net sales decreased 12% from $931,000 to $822,000 due primarily to no shipments of the potted coil assembly for the Hellfire II missile system in the current quarter.  In recent years, sales of the potted coil assembly for the
Hellfire II missile system accounted for about 25% of Torotel Products' total sales; however, future sales of the potted coil assembly will be significantly lower and limited only to the number of Hellfire II missiles sold to foreign countries by the prime contractor(s).  As a result of this factor, plus the lower demand for magnetics products, lower sales are expected in fiscal year
2000.
   	Gross profit as a percentage of net sales increased 16% due to lower material costs associated with the product mix, improved labor productivity resulting from better training efforts, plus greater emphasis on cycle time reduction and building fewer overages.
   	Engineering expenses decreased 21% from $61,000 to $48,000 due to lower payroll costs associated with a reduction in personnel.  Management anticipates lower engineering expenses during the next quarter
   	Selling, general and administrative (SG&A) expenses decreased 54%.  The SG&A expenses of Torotel, Inc. decreased 84% from $226,000 to $36,000 due to a
$151,000 decrease in professional fees primarily associated with last year's terminated merger with Electronika, Inc., an $18,000 decrease in consulting costs, an $11,000 decrease in real estate taxes, a $6,000 decrease in accounting/auditing fees, a $3,000 decrease in directors fees, and a $1,000 decrease in investor relations costs.  The SG&A expenses of Torotel Products decreased nearly 19% from $194,000 to $158,000 due primarily to an $8,000 decrease in insurance costs for a return premium, a $6,000 decrease in payroll costs due to a reduction in personnel, a $6,000 decrease in depreciation, a
$6,000 decrease in advertising costs, a $4,000 decrease in utilities costs, a
$3,000 decrease in building maintenance costs, a $1,000 decrease in sales commissions due to lower sales volume, and other smaller spending decreases.
Management anticipates lower SG&A expenses during the next quarter.
   	Interest expense increased nearly 17%.  The interest expense of Torotel,
Inc. increased 45% from $11,000 to $16,000 due to the interest incurred on the guaranteed note with PNBT.  The interest expense of Torotel Products decreased
8% from $12,000 to $11,000 due to a lower aggregate borrowing level.
    	Interest income increased $9,000 due to the interest earned on the note receivable from SIGMA Associates, L.L.C. which was part of the consideration received from the sale of substantially all the assets of East Coast Holdings,
Inc. (formerly named OPT Industries, Inc.).


   	For the reasons discussed above, the consolidated pretax earnings from continuing operations increased from a loss of $357,000 to breakeven. The pretax loss of Torotel, Inc. decreased from $237,000 to $43,000. The pretax earnings of Torotel Products increased from a loss of $120,000 to a profit of $43,000.


LIQUIDITY AND CAPITAL RESOURCES

   	Historically, Torotel has relied on funds generated internally and bank borrowings to meet its normal operating requirements and to service bank indebtedness; however, Torotel has sustained substantial operating losses in the last three fiscal years, and has used, rather than provided, cash in its overall operations in the last two fiscal years. While Torotel's continuing operations have provided cash in the last two years and in the first half of fiscal year 2000, the operation does not anticipate any substantial change in its current sales volume. In addition, Torotel incurred substantial liabilities as a result of the terminated merger with Electronika, Inc., and its discontinued subsidiary, East Coast Holdings, Inc. (formerly named OPT Industries, Inc.), has a significant amount of trade debt remaining from its operations (see Note 10 of Notes to Consolidated Financial Statements). At the present time, Torotel is operating without a revolving credit line, and there is no assurance that such a lending arrangement will be attained in the near future. Management believes that achieving profitability from the lower sales volume is the most critical component for continuing as a going concern. Management has implemented a business strategy that offers the best chance for long-term success. In the short-term, the focus remains improving cash flow and liquidity.
    The annual meeting of shareholders was held on Monday, January 17, 2000. Shareholders approved lowering the par value of Torotel's Common Stock from 50 cents per share to 1 cent per share. Management encouraged shareholders to vote for this change to give Torotel the flexibility to pursue various options for raising additional capital to payoff debt and finance growth.
    During the nine months ended January 31, 2000, Torotel's continuing operations provided $261,000 in cash flow due primarily to lower levels of receivables and inventories.
   	Investing activities used $2,000 in cash flow. Management does not anticipate any further capital expenditures for the balance of the year.
   	Financing activities used $189,000 in cash flow due to decreases in long-term debt.
   	Torotel believes that inflation will have only a minimal effect on future operations since such effects will be offset by sales price increases, which are not expected to have a significant effect upon demand.


Year 2000 Update

   	Torotel did not experience any Year 2000 difficulties as of January 1, 2000, nor from that date through the filing date of this report.  Management had determined that Torotel's hardware and software applications were Year 2000 compliant based on extensive testing and vendor certifications.  In addition, management had polled its significant suppliers and customers and, based on these responses, had determined that its operation did not appear to be vulnerable to a third parties' failure to remediate their own Year 2000 issues.
Management also tested various equipment items to verify their Year 2000 functionality.

Torotel did not incur any external costs for its Year 2000 readiness reviews and assessments. Internal costs were not tracked separately; however, these costs were minimal, and were limited to the related payroll costs for certain internal employees and postage for the mailing of questionnaires to suppliers and customers.


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

   	On May 6, 1997, Torotel Products, Inc. was accepted into the Voluntary Disclosure Program by the Inspector General of the United States Department of Defense, resulting from its failure to perform some required testing as frequently as required, and inaccurately certifying that all required testing had been performed. As a result of Torotel's investigation into the testing deficiencies, Torotel has recorded an estimated charge of $486,000 against earnings. Torotel's investigation included a review of historical sales and pricing data, labor bid sheets, and interviews with past and present employees to arrive at a best estimate of the cost impact to the government. The aggregate amount of the estimated penalty is still subject to fluctuation until the government completes its investigation, and a definitive amount is determined. Torotel believes the methodology it used to determine the amount of the estimate is reasonable. As a result, the amount of any additional charges (or the possible range of any fluctuation in the estimated penalty) cannot be estimated at this time.
    Torotel believes that certain of its former officers may have been responsible for the misconduct related to the test failures, and will evaluate ways of recovering the damages once the government completes its investigation. In the meantime, Torotel has suspended all payments under a note payable to a former officer.


Item 4.	Submission of Matters to a Vote of Security Holders

   	The annual meeting of shareholders was held in Grandview, Missouri, on Monday, January 17, 2000, to elect a Board of Directors and to consider and vote upon a proposal to reduce the par value of Torotel's Common Stock from $.50 per share to $.01 per share and to reduce Torotel's stated capital effective upon the close of business on the day a Certificate of Amendment to Torotel's Ariticles of Incorporation and Statement of Reduction of Capital are filed with the Secretary of State of Missouri. At the meeting, there were 2,383,420 shares voting, with nominees needing 1,191,711 shares to be elected, and the reduction in par value and stated capital needing 1,874,394 shares to be approved.
    Shareholders elected the following individuals to a one-year term on the Board of Directors, with the number of shares voting "FOR" each nominee indicated.

                          Dale H. Sizemore	   		2,348,336
                          Richard A. Sizemore	 	2,348,336
                          H. James Serrone		   	2,348,258

   	Shareholders approved the reduction in par value and stated capital with 2,339,632 shares voting "FOR" the proposal.


Item 6.	Exhibits and Reports on Form 8-K

    a)	Exhibits (electronic filings only)

           Exhibit   3		Articles of Incorporation of Torotel, Inc. (amended
                        February 4, 2000)
           Exhibit 27		 Financial Data Schedule

    b)	Reports on Form 8-K -- There were no reports filed on Form 8-K during the three months ended January 31, 2000.



                                    SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Torotel, Inc.
(Registrant)





Date:  March 10, 2000                      /s/ H. James Serrone
                                                 H. James Serrone
                                                 Vice President of Finance and
                                                 Chief Financial Officer


