Form 10KSB40
period 2000-04-30
TOROTEL INC
filed 2000-07-27
CIK 98752

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-KSB


 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 2000


                           Commission File No. 1-8125


                                  TOROTEL, INC.
                 (Name of small business issuer in its charter)

               MISSOURI                               44-0610086
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

13402 SOUTH 71 HIGHWAY, GRANDVIEW, MISSOURI            64030
  (Address of principal executive offices)           (Zip Code)

Issuer's telephone number  (816) 761-6314


Securities registered under Section 12(b) of the Exchange Act:

        Title of each class          Name of each exchange on which registered
   ----------------------------      -----------------------------------------

   Common Stock, $.01 par value                          NONE


Securities registered under Section 12(g) of the Exchange Act:

                                      NONE


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 12 months and (2) has been
subject to such filing requirements for the past 90 days. YES  X   NO
                                                             -----   -----

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this Form 10-KSB, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                 -----

The issuer's revenues for the most recent fiscal year were $3,324,000.

The aggregate market value of the voting stock held by non-affiliates, based on the closing sale price of the over-the-counter market on July 11, 2000, was $470,000. As of July 11, 2000, there were 2,811,590 shares of Common Stock, $.01 Par Value, outstanding.

                                  TOROTEL, INC.

                                   FORM 10-KSB

                        Fiscal Year Ended April 30, 2000


                                TABLE OF CONTENTS

PART I
     Item 1.  Business                                                      1
     Item 2.  Properties                                                    3
     Item 3.  Legal Proceedings                                             4
     Item 4.  Submission of Matters to a Vote of Security Holders           4

PART II
     Item 5.  Market for Common Equity and Related Stockholder Matters      5
     Item 6.  Management's Discussion and Analysis or Plan of Operation     6
     Item 7.  Financial Statements and Supplementary Data                  10
     Item 8.  Changes In and Disagreements With Accountants on
                  Accounting and Financial Disclosure                      10

PART III
     Item 9.  Directors, Executive Officers, Promoters and Control
                  Persons, Compliance With Section 16(a) of the
                  Exchange Act                                             28
     Item 10. Executive Compensation                                       28
     Item 11. Security Ownership of Certain Beneficial Owners and
                  Management                                               30
     Item 12. Certain Relationships and Related Transactions               32
     Item 13. Exhibits and Reports on Form 8-K                             32

SIGNATURES                                                                 33

                                     PART I


ITEM 1.  Business

         Torotel, Inc. ("Torotel") conducts business through one wholly-owned subsidiary, Torotel Products, Inc. ("Torotel Products"). Torotel Products specializes in the custom design and manufacture of a wide variety of precision magnetic components, consisting of transformers, inductors, reactors, chokes and toroidal coils. These components modify and control electrical voltages and currents in electronic devices. Torotel Products sells these magnetic components to original equipment manufacturers, who use them in products such as aircraft navigational equipment, digital control devices, voice and data secure communications, medical equipment, telephone and avionics equipment, and conventional missile guidance systems.

         On April 19, 1999, Torotel, Inc. sold substantially all of the assets of East Coast Holdings, Inc. ("ECH"), a wholly-owned subsidiary formerly named OPT Industries, Inc., to SIGMA Associates, LLC ("SIGMA"), an investor group led by Peter B. Caloyeras, for approximately $2.7 million (see Note P of Notes to Consolidated Financial Statements). The assets sold included the land, buildings, equipment, inventories, order backlog and intellectual property, such as company name, patents, and product designs. The Caloyeras investor group presently controls and operates other companies in the magnetic component and power conversion industry. Mr. Caloyeras is the beneficial owner, as defined in Rule 13d-3(a) under the Securities Exchange Act of 1934, of 198,900 shares of Torotel Common Stock. Mr. Caloyeras also served as Torotel's Chief Executive Officer for a short time in February and March, 1999, until such time as a contemplated merger with Mr. Caloyeras' company, Electronika, Inc., was terminated. Since the name "OPT Industries" was part of the assets sold to SIGMA, Torotel changed the subsidiary's corporate name to East Coast Holdings, Inc.

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

Marketing and Customers

         Historically, nearly all sales have been to the military market; however, now approximately 46% of the annual sales come from select commercial markets, such as aerospace, medical, and telecommunications. While efforts to diversify have been successful, Torotel Products' primary market remains the military. As a result, the business of Torotel Products is subject to various risks including, without limitation, dependence on government appropriations and program allocations, and the competition for available military business. Torotel Products' sales do not represent a significant portion of any particular market.

         Torotel Products markets its components primarily through a direct sales force and independent manufacturers' representatives paid on a commission basis. In addition, Torotel Products is an approved source on numerous applications, and generally is automatically solicited for any procurement needs for such applications. The magnetic components manufactured by Torotel Products are sold primarily in the United States, and most sales are awarded on a competitive bid basis. Although all existing orders are subject to schedule changes or cancellation, adequate financial compensation is usually provided in such instances to protect from suffering a loss on a contract.

         Torotel Products has a primary base of 40 customers that provide over 90% of its annual sales volume. This customer base includes many "Fortune 100" prime defense and aerospace companies. Torotel Products' primary strategy focuses on providing superior service to this core group of customers, including engineering support and new product design. The objective is to achieve growth with these customers, or other targeted companies that possess the potential for inclusion into the core group. In the fiscal year ended April 30, 2000, sales to one major customer amounted to 13% of the net sales of Torotel Products.

Competition

         The markets in which Torotel Products' competes are highly competitive. A substantial number of companies sell components of the type manufactured and sold by Torotel Products. In addition, Torotel Products sells to a number of customers who have the capability of manufacturing their own electronic components.
         The ability of Torotel Products to compete depends, among other things, upon its on-time delivery performance, customized product engineering and technical support, marketing capabilities, quality assurance and manufacturing efficiency. While magnetic components are not susceptible to rapid technological change, Torotel Products' market share is susceptible to decline given the highly competitive nature of the market.

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

Environmental Laws

         In fiscal 2000, Torotel Products incurred training costs of approximately $18,000 for to help ensure compliance with federal, state and local regulations on the proper handling, storage, disposal, and discharge of hazardous materials into the environment, or otherwise relating to the protection of employees, the community, and the environment. Torotel Products anticipates similar costs to be incurred in the fiscal year ending April 30, 2001.

Employees

         Torotel Products presently employs approximately 50 full-time employees. An adequate supply of qualified personnel is available in the facility's immediate vicinity. Torotel Products' production employees are represented by the International Association of Machinists and Aerospace Workers, AFL-CIO, Lodge No. 778. The current labor contract expires on May 31, 2001. There have been no interruptions of production as a result of labor disputes.


ITEM 2.  Properties

         The company owns a two-building complex with approximately 29,000 square feet located in Grandview, Missouri. This facility is occupied by Torotel Products, and also serves as the Company's executive offices. As of April 30, 2000, this property was subject to a first deed of trust securing indebtedness in the amount of $415,000.

         The Company believes that its existing facilities and equipment are well maintained and in good operating condition. Present utilization of the existing facilities is less than 50% of maximum capacity.


ITEM 3.  Legal Proceedings

         On May 6, 1997, Torotel Products, Inc. was accepted into the Voluntary Disclosure Program of the United States Department of Defense, resulting from its failure to perform some required "thermal shock" testing as frequently as required, and inaccurately certifying that all required testing had been performed. As a result of its investigation into the thermal shock deficiencies, the Company recorded an estimated charge of $486,000 against earnings. The Company's investigation included a review of historical sales and pricing data, labor bid sheets, and interviews with past and present employees, to arrive at a best estimate of the cost impact to the government. On June 27, 2000, Torotel Products entered into a Release and Settlement Agreement with the United States of America. Pursuant to the agreement, Torotel Products will make an initial payment of $10,000, followed by eighteen monthly installments of $5,000, for an aggregate total of $100,000 (see Notes D and M of Notes to Consolidated Financial Statements). As a result of the settlement, the Company recorded a credit to earnings of $386,000 in the fourth quarter of its fiscal year ended April 30, 2000.

         The Company believes that certain of its former officers may have been responsible for the misconduct related to the test failures, and are evaluating ways of recovering the costs and damages. The Company has suspended all principal and interest payments due under a note payable to a former officer (see Note K of Notes to Consolidated Financial Statements) since February 1997. As a result, as of April 30, 2000, the aggregate amount due of $520,000, which consists of the outstanding principal of $384,000 plus the accrued interest of $136,000, has been classified as a long-term liability in the accompanying consolidated balance sheet.

         The legal fees associated with the DOD investigation have amounted to $8,000 during the current fiscal year, $1,000 in fiscal 1999, and $280,000 in aggregate since the investigation started in the third quarter of the fiscal year ended April 30, 1997.

         The remaining liabilities related to the discontinued operations of ECH include trade accounts payable of $458,000 (see Note P of Notes to Consolidated Financial Statements). Several claims have been filed by ECH vendors for collection of amounts due, and more are expected to be filed. Since ECH's remaining assets have been assigned as collateral for the remaining bank debt and the $100,000 debt owed to the United States (see Note M of Notes to Consolidated Financial Statements), and all remaining proceeds are targeted for unpaid payroll taxes, ECH has no other source of income to satisfy its trade debt obligations. This trade debt remains the sole responsibility of ECH. Neither Torotel, Inc. or Torotel Products, Inc. has assumed these obligations. While the claims by ECH vendors may result in judgments against ECH, neither Torotel, Inc. or Torotel Products, Inc. intends to provide any funds to satisfy the judgments.


ITEM 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II


ITEM 5.  Market for Common Equity and Related Stockholder Matters

(a)      Market Information

                  Torotel no longer fully satisfied all of the continued listing guidelines of the American Stock Exchange (AMEX) and, as a result, the Company consented to the removal of its common stock from the AMEX effective the close of trading on March 12, 1999. Trading in the Company's common stock is now conducted on the over-the-counter "bulletin board" market under the symbol "TTLO".

         PRICE RANGE OF COMMON STOCK

         The following table sets forth the high and low sales prices of the Company's common stock as obtained from the Internet site www.stockpoint.com. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                     2000                              1999
                                            -------------------------        ------------------------
         Fiscal Period                        High              Low            High             Low
         -------------                      --------          -------        --------         -------
              First Quarter                 0.219             0.020          1.125            0.625
              Second Quarter                0.250             0.030          1.750            1.250
              Third Quarter                 0.150             0.080          2.063            1.188
              Fourth Quarter                0.375             0.080          1.375            0.125

(b)      Approximate Number of Equity Security Holders

                                                                Approximate Number of
                                                                  Record Holders
                       Title of Class                           as of April 30, 2000
         ------------------------------------------           ------------------------
         Common Stock, $.01 par value                                  1,500 (1)

         (1) Included in the number of stockholders of record are shares held in "nominee" or "street" name.

(c)      Dividend History and Restrictions

         The Company has never paid a cash dividend on its common stock and has no present intention of paying cash dividends in the foreseeable future. The Company's present borrowing agreements prohibit the payment of cash dividends without the prior consent of the lender.

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

         Due to the sale of substantially all of the assets of ECH (see Note P of Notes to Consolidated Financial Statements), the discussion and analysis of the results of operations includes only the continuing operations of Torotel, Inc. and Torotel Products, Inc.

2000 Compared to 1999

         Net sales decreased 27% from $4,553,000 to $3,324,000 due to an $861,000 decrease in sales of the potted coil assembly for the Hellfire II missile system and a $368,000 decrease in overall sales for magnetics products. The lower sales of magnetics products were attributable to certain military programs which are being phased out or replaced, and a cyclical decline in the aerospace industry. Future sales of the potted coil assembly will be limited to the number of Hellfire II missiles sold to foreign countries by the prime contractor(s). While net sales declined 27% compared to last year, sales bookings increased 23% for the fiscal year and nearly 55% in the fourth quarter. As a result, management anticipates a slight increase in sales in fiscal year 2001.

         Gross profit as a percentage of net sales increased 25% due to lower material costs associated with the product mix, a $424,000 write-down of inventories last year, improved labor productivity resulting from better training efforts, plus greater emphasis on cycle time reduction.

         Engineering expenses decreased 23% from $236,000 to $181,000 due primarily to lower payroll costs associated with a reduction in personnel. Management anticipates a slight decrease in engineering expenses in fiscal year 2001.

         Selling, general and administrative (SG&A) expenses decreased nearly 46%. The SG&A expenses of Torotel, Inc. decreased 73% from $455,000 to $121,000 due to a $236,000 decrease in professional fees associated with last year's terminated merger with Electronika, Inc., a $50,000 decrease in accounting/auditing fees, a $16,000 decrease in real estate taxes, an $11,000 decrease in directors fees, an $8,000 decrease in AMEX fees, a $7,000 decrease in investor relations costs, and a $6,000 decrease in travel costs. The SG&A expenses of Torotel Products decreased 32% from $944,000 to $641,000 due to a concerted effort to reduce costs and preserve cash. Major spending changes include an $114,000 decrease in payroll costs due to a reduction in personnel, a $39,000 decrease in advertising costs, a $35,000 decrease in workers' compensation insurance costs due to a surplus distributed by the insurance fund, a $25,000 decrease in utilities costs, a $13,000 decrease in professional fees due to the settlement of the litigation that was ongoing in the prior year, and an $11,000 decrease in building maintenance costs. Other reductions include a $28,000 decrease in depreciation expense, a $10,000 decrease in sales commissions due to lower sales volume, a $10,000 decrease in copier costs, a $9,000 decrease in educational costs, and a $9,000 decrease in insurance costs. Management anticipates a slight decrease in SG&A expenses in fiscal year 2001.

         Interest expense increased 27%. The interest expense of Torotel, Inc. increased 61% from $41,000 to $66,000 due to the interest incurred on the guaranteed note with PNBT. The interest expense of Torotel Products decreased slightly from $48,000 to $47,000 due to a lower aggregate borrowing level.

         Interest income increased $36,000 due to the interest earned on the note receivable from SIGMA Associates, L.L.C. which was part of the consideration received from the sale of substantially all the assets of East Coast Holdings, Inc. (formerly named OPT Industries, Inc.).

         Sundry non-operating items decreased due to two special items. The first was a $386,000 credit in fiscal 2000 for the final resolution of the penalty discussed in Note M of Notes to Consolidated Financial Statements; the second item was a special charge of $107,000 in fiscal 1999 for a loss on disposition and discontinuance of certain equipment.

         For the reasons discussed above, the consolidated pretax earnings increased from a loss of $1,592,000 to a profit of $375,000. The pretax loss of Torotel, Inc. decreased from $496,000 to $151,000. The pretax earnings of Torotel Products increased from a loss of $1,096,000 to a profit of $526,000.


1999 Compared to 1998

         Net sales decreased 25% from $6,059,000 to $4,553,000 due to lower sales of the potted coil assembly for the Hellfire II missile system and lower overall magnetics sales. In previous years, sales of the potted coil assembly accounted for about 25% of Torotel Products' total sales. At the end of fiscal 1999, it was uncertain as to whether any additional orders would be received for this product. The lower magnetic sales were attributable to certain military programs which are being phased out or replaced. As a result of these factors, lower sales were expected in fiscal 2000.

         Gross profit as a percentage of net sales decreased 21% due primarily to a $424,000 write-down of slow moving, obsolete and discontinued inventory, negative labor variances from established standards, and a product mix yielding lower margins. Management attempted to improve the direct labor performance by implementing more training and by segregating its manufacturing operation into two segments. The first group specializes in outsourced products while the second group handles the more complex products, which are built internally.

         Engineering expenses decreased 12% from $269,000 to $236,000 due primarily to a $23,000 decrease in payroll costs due to a reduction in personnel, a $7,000 decrease in equipment rental costs due to the purchase of the equipment, and a $3,000 decrease in education costs associated with a tuition reimbursement benefit. Management anticipated a further reduction in engineering expenses during the first few months of fiscal 2000.

         Selling, general and administrative (SG&A) expenses increased 3%. The SG&A expenses of Torotel, Inc. increased 100% from $227,000 to $455,000 due primarily to higher professional fees associated with the terminated definitive merger agreement with Electronika, Inc. The SG&A expenses of Torotel Products decreased 17% from $1,135,000 to $944,000 due primarily to a $141,000 decrease in professional fees due to the settlement of the litigation that was ongoing in the prior year, a $30,000 decrease in payroll costs due to a reduction in personnel, a $16,000 decrease in computer maintenance costs due to completing the conversion to the ECH computer system, and a $4,000 decrease in utilities due to discontinued use of part of the facility. Management anticipated a reduction in SG&A expenses during the first few months of fiscal 2000.

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


Liquidity and Capital Resources

         The Company has been without a revolving credit line since December 1998. Since then, the Company has relied on funds generated internally to meet its normal operating requirements and to service bank indebtedness. While continuing operations have provided cash in the last three years, the uncertainty surrounding the outstanding liabilities associated with (i) the terminated merger in fiscal 1999 with Electronika, Inc.; (ii) the trade debt from the discontinued operations of ECH (see Note P of Notes to Consolidated Financial Statements); and (iii) the note and interest payable to a former officer (see Notes K and M of Notes to Consolidated Financial Statements), raises doubt about the Company's ability to continue as a going concern. While there is no immediate plan to secure any new financing, management continues to evaluate ways of improving the Company's liquidity position.

         The annual meeting of shareholders was held on Monday, January 17, 2000. Shareholders approved lowering the par value of Torotel's Common Stock from 50 cents per share to 1 cent per share. Management encouraged shareholders to vote for this change to give Torotel the flexibility to pursue various options for raising additional capital to payoff debt and finance growth.

         During the year ended April 30, 2000, the Company's continuing operations provided $244,000 in cash flow due primarily to a lower level of inventories.

         Investing activities used $2,000 in cash flow for capital expenditures. The Company anticipates a slightly higher level of investments for capital expenditures in fiscal 2001.

         Financing activities used $198,000 in cash flow due to decreases in long-term debt.

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


Other

         Except for historical information contained herein, certain of the matters discussed above are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to the safe harbor created by that Act. These statements are based on assumptions about a number of important factors and involve risks and uncertainties that could cause actual results to be different from what is stated here. These risk factors include: decreased demand for products, delays in developing new products, expected orders that do not occur, loss of key customers, the impact of competition and price erosion as well as supply and manufacturing constraints, and other risks and uncertainties.

ITEM 7.  Financial Statements and Supplementary Data


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

         Report of Independent Certified Public Accountants                     11

         Consolidated Balance Sheet as of April 30, 2000                        12

         Consolidated Statements of Operations for the years ended
               April 30, 2000 and 1999                                          13

         Consolidated Statement of Changes in Stockholders' Deficit for the
               period May 1, 1998 through April 30, 2000                        14

         Consolidated Statements of Cash Flows for the years ended
               April 30, 2000 and 1999                                          15

         Notes to Consolidated Financial Statements                             16


ITEM 8.  Changes in and Disagreements With Accountants on Accounting and
                 Financial Disclosure

         None.

REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Torotel, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Torotel, Inc. and Subsidiaries as of April 30, 2000, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended April 30, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Torotel, Inc. and Subsidiaries as of April 30, 2000 and the consolidated results of their operations and their consolidated cash flows for the years ended April 30, 2000 and 1999 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company has uncertainties surrounding the outstanding liabilities with a terminated merger in 1999, the trade debt of a discontinued subsidiary, and the note and interest payable to a former officer. Because of these factors, substantial doubts are raised about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/   Grant Thornton LLP


Kansas City, Missouri
June 9, 2000

CONSOLIDATED BALANCE SHEET
As of April 30, 2000

ASSETS

Current assets:
     Cash                                                                       $     95,000
     Trade and other receivables, less allowance for doubtful accounts
         of $38,000 (Notes A, D and P)                                               414,000
     Current maturity of note receivable (Note D and P)                              135,000
     Inventories (Notes A, C, and P)                                                 200,000
     Prepaid expenses and other current assets                                         4,000
                                                                                ------------
                                                                                     848,000

Property, plant and equipment (Notes A and D):
     Land                                                                            189,000
     Buildings and improvements                                                      567,000
     Equipment                                                                     1,216,000
                                                                                ------------
                                                                                   1,972,000
     Less accumulated depreciation and amortization                                1,575,000
                                                                                ------------
                                                                                     397,000

Note receivable, less current maturity (Notes D and P)                               306,000

Other assets                                                                           6,000
                                                                                ------------

                                                                                $  1,557,000
                                                                                ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Current maturities of long-term debt (Notes D, M and P)                    $    443,000
     Trade accounts payable (Note P)                                                 846,000
     Accrued liabilities (Notes J and P)                                             293,000
                                                                                ------------
                                                                                   1,582,000

Long-term debt, less current maturities (Notes D, M and P)                           443,000

Note and interest payable to former officer (Notes K and M)                          520,000

Commitments and contingencies (Note F)                                                    --

Stockholders' deficit (Notes D, G, H, I, L and R):
     Common stock, $.01 par value; 6,000,000 shares authorized;
         2,882,795 shares issued                                                      29,000
     Capital in excess of par value                                               10,085,000
     Accumulated deficit                                                         (10,897,000)
                                                                                ------------
                                                                                    (783,000)
     Less cost of treasury stock, 71,205 shares                                      205,000
                                                                                ------------
                                                                                    (988,000)
                                                                                ------------

                                                                                $  1,557,000
                                                                                ============

         The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended April 30,


                                                                               2000                  1999
                                                                           -----------           -----------
Net sales                                                                  $ 3,324,000           $ 4,553,000
Cost of goods sold (Note N)                                                  2,315,000             4,314,000
                                                                           -----------           -----------

          Gross profit                                                       1,009,000               239,000

Operating expenses:
     Engineering                                                               181,000               236,000
     Selling, general and administrative (Note N)                              762,000             1,399,000
                                                                           -----------           -----------
                                                                               943,000             1,635,000
                                                                           -----------           -----------

          Earnings (loss) from operations                                       66,000            (1,396,000)

Other expense (income):
     Interest expense                                                          113,000                89,000
     Interest income                                                           (36,000)                 -
     Other, net (Notes M and N)                                               (386,000)              107,000
                                                                           -----------           -----------
                                                                              (309,000)              196,000
                                                                           -----------           -----------

          Earnings (loss) from continuing operations
               before provision for income taxes                               375,000            (1,592,000)

Provision for income taxes (Note E)                                               -                     -
                                                                           -----------           -----------

Earnings (loss) from continuing operations                                     375,000            (1,592,000)

Discontinued operations (Notes O and P):
     Loss from operations of discontinued subsidiary                              -               (1,894,000)
     Gain on sale of product line                                                 -                  984,000
     Gain on disposal of subsidiary, net of provision of $210,000
          for operating losses during phase-out period                            -                  104,000
                                                                           -----------           -----------
                                                                                  -                 (806,000)
                                                                           -----------           -----------

Net earnings (loss)                                                        $   375,000           $(2,398,000)
                                                                           ===========           ===========


Basic earnings (loss) per share (Notes H and I):
     Continuing operations                                                     $   .13               $  (.56)
     Discontinued operations                                                       .00                  (.29)
                                                                               -------               -------
                                                                               $   .13               $  (.85)
                                                                               =======               =======

Diluted earnings (loss) per share (Notes H and I):
     Continuing operations                                                     $   .13               $  (.56)
     Discontinued operations                                                       .00                  (.29)
                                                                               -------               -------
                                                                               $   .13               $  (.85)
                                                                               =======               =======

        The accompanying notes are an integral part of these statements.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT


                                                                     Capital in                      Treasury           Total
                                                      Common          Excess of     Accumulated       Stock,         Stockholders'
                                         Shares        Stock          Par Value        Deficit        at cost            Deficit
                                     ------------   ------------     ------------   ------------    ------------     ------------
Balance, May 1, 1998                    2,880,569   $  1,441,000     $  8,672,000   $ (8,874,000)   $   (205,000)    $  1,034,000

     Net loss                                -              -                -        (2,398,000)           -          (2,398,000)
     Issuance of common stock to
        employee stock purchase
        plan (Note G)                       2,226          1,000             -              -               -               1,000
                                     ------------   ------------     ------------   ------------    ------------     ------------


Balance, April 30, 1999                 2,882,795   $  1,442,000     $  8,672,000   $(11,272,000)   $   (205,000)    $ (1,363,000)

     Net earnings                            -              -                -           375,000            -             375,000
     Change in par value                     -        (1,413,000)       1,413,000           -               -                -
                                     ------------   ------------     ------------   ------------    ------------     ------------

Balance, April 30, 2000                 2,882,795   $     29,000     $ 10,085,000   $(10,897,000)   $   (205,000)    $   (988,000)
                                     ============   ============     ============   ============    ============     ============

         The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended April 30,

                                                                                  2000                  1999
                                                                              ----------------------------------
Cash flows from continuing operating activities:
    Net earnings (loss)                                                       $   375,000           $(2,398,000)
    Adjustments to reconcile net earnings (loss) to net cash
       provided by continuing operations:
            Loss from operations of discontinued subsidiary                          -                1,894,000
            Gain on sale of product line                                             -                 (984,000)
            Gain on disposition of discontinued subsidiary                           -                 (104,000)
            Loss on disposition of fixed assets                                      -                  107,000
            Gain on settlement of government penalty                             (386,000)                 -
            Depreciation and amortization                                         111,000               153,000
            Increase (decrease) in cash flows from continuing operations resulting from changes in:
                Trade and other receivables                                        23,000             1,127,000
                Inventories                                                       222,000               932,000
                Prepaid expenses and other assets                                  10,000                59,000
                Trade accounts payable                                           (139,000)              289,000
                Accrued liabilities                                                28,000              (176,000)
                                                                              -----------           -----------
Net cash provided by continuing operations                                        244,000               899,000
                                                                              -----------           -----------

Cash flows from investing activities:
    Capital expenditures                                                           (2,000)              (46,000)
    Proceeds from sale of product line                                               -                1,250,000
    Proceeds from disposition of subsidiary's assets                                 -                2,253,000
                                                                              -----------           -----------
Net cash provided by (used in) investing activities                                (2,000)            3,457,000
                                                                              -----------           -----------

Cash flows from financing activities:
    Borrowings against credit line                                                   -                2,189,000
    Payments against credit line                                                     -               (3,750,000)
    Principal payments on long-term debt                                         (228,000)             (677,000)
    Payments on capital lease obligations                                         (11,000)              (18,000)
    Note and interest payable to former officer                                    41,000                41,000
    Proceeds from issuance of common stock                                           -                    1,000
                                                                              -----------           -----------
Net cash used in financing activities                                            (198,000)           (2,214,000)
                                                                              -----------           -----------

Net cash used in discontinued operations                                             -               (2,137,000)
                                                                              -----------           -----------

Net increase in cash                                                               44,000                 5,000
Cash at beginning of year                                                          51,000                46,000
                                                                              -----------           -----------

Cash at end of year                                                           $    95,000           $    51,000
                                                                              ===========           ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
         Cash paid during the year for:
         Interest                                                             $    71,000           $   289,000
         Income taxes                                                         $      -              $      -
         Non-cash investing and financing activities:
            Note receivable received in sale of assets of subsidiary          $      -              $   441,000
        Settlement of litigation paid with asset held for sale                $      -              $    76,000

        The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Torotel specializes in the custom design and manufacture of a wide variety of precision magnetic components, consisting of transformers, inductors, reactors, chokes and toroidal coils. Approximately 91% of Torotel's sales are derived from domestic customers. The following summarizes the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements.

Principles of Consolidation

         The consolidated financial statements include the accounts of Torotel, Inc. and its wholly-owned subsidiaries, Torotel Products, Inc. and East Coast Holdings, Inc. (formerly named OPT Industries, Inc.) All significant inter-company accounts and transactions have been eliminated.

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

Fair Value of Financial Instruments

         Cost approximates market for all financial instruments as of April 30, 2000 and 1999.

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

Advertising Costs

         Advertising costs are expensed as incurred. Advertising costs for continuing operations for the years ended April 30, 2000 and 1999 were $4,000 and $43,000, respectively.


NOTE B - REALIZATION OF ASSETS

         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. While the Company's profitability improved during the fiscal year ending April 30, 2000, the affect of the substantial operating losses incurred in the fiscal years ended April 30, 1999, 1998 and 1997, continues to cloud the Company's outlook. While continuing operations have provided cash in the last three years, the uncertainty surrounding the outstanding liabilities associated with (i) the terminated merger in fiscal 1999 with Electronika, Inc.; (ii) the trade debt from the discontinued operations of ECH (see Note P of Notes to Consolidated Financial Statements); and (iii) the note and interest payable to a former officer (see Notes K and M of Notes to Consolidated Financial Statements), raises doubt about the Company's ability to continue as a going concern. While there is no immediate plan to secure any new financing, management continues to evaluate ways of improving the Company's liquidity position.

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


NOTE C - INVENTORIES

         The following table summarizes the components of inventories:

              Raw materials                                       $     16,000
              Work in process                                          137,000
              Finished goods                                            47,000
                                                                  ------------

                                                                  $    200,000
                                                                  ============

NOTE D - FINANCING AGREEMENTS

         Torotel Products has a $451,000 note with Phillipsburg National Bank & Trust Company (PNBT) dated December 23, 1997. Under the terms of the note, the outstanding balance bears interest at a fixed rate of 9-1/4% per annum through March 18, 2001, thereafter the rate will be adjusted annually and will fluctuate at 1/2% over the bank's base lending rate. The note requires monthly principal and interest payments of $4,678. The note, which is guaranteed by Torotel, Inc., has a maturity date of December 19, 2012, and is collateralized by a first mortgage on the land and buildings in Grandview, Missouri. As of April 30, 2000, the outstanding balance was $415,000.

         On April 19, 1999, Torotel, as guarantor of the bank debt of its discontinued ECH subsidiary, executed a Modification Agreement to an existing ECH loan with PNBT with a principal balance of $495,000. The loan is collateralized by the trade accounts receivable, inventories and equipment of Torotel Products, and the note receivable from SIGMA (see Note P of Notes to Consolidated Statements). Under the terms of the loan, the outstanding balance bears interest at a fixed rate of 8.0% per annum and has a maturity date of April 1, 2003. During the first year, the loan required monthly interest only payments starting May 1, 1999. Starting May 1, 2000, the loan requires monthly payments of principal and interest in equal amounts necessary to pay off the balance owed in 36 monthly payments. As of April 30, 2000, the outstanding balance was $269,000. The Company is required to comply with certain covenants including restrictions on the payment of cash dividends. As of April 30, 2000, the Company was not in compliance with a maximum leverage ratio, a quick ratio and a current ratio covenant. However, PNBT will be resetting these financial ratio covenants based on the revised corporate structure subsequent to the sale of ECH assets and the settlement discussed in Note M of Notes to Consolidated Financial Statements. For reporting purposes, the outstanding balance of $269,000 is classified as a current maturity of long-term debt in the accompanying consolidated balance sheet.

         Pursuant to a settlement of the Voluntary Disclosure of its failure to perform some required testing as frequently as required, the Company entered into an interest-free promissory note with the United States of America for $100,000 (see Note M of Notes to Consolidated Financial Statements). The terms of the note require an initial payment of $10,000 followed by eighteen monthly installments of $5,000. The note is collateralized by the trade accounts receivable, inventories and equipment of Torotel Products, and the note receivable from SIGMA. This collateral position is junior to the security interest of PNBT.

         Pursuant to a settlement that ended a class action alleging racial discrimination in hiring by Torotel Products, Inc., the Company entered into an unsecured promissory note for $200,000. The terms of the note require eight quarterly installments of $25,000, the first six of which were to be interest-free. As of April 30, 2000, Torotel had paid four of the installments plus $18,000 toward the fifth installment. In an effort to preserve cash, Torotel reached an agreement with the Torotel Settlement Fund to defer installment payments presently due in the amount of $32,000 in return for bi-monthly interest payments at an annual rate of 4.6% on the deferred portion. Per the agreement, Torotel shall pay the deferred amount as its cash flow permits, but no later than May 4, 2003, which is the maturity date of the note. The final two quarterly installments will be due when the Company has earned a profit in three consecutive quarters, or May 4, 2003, whichever comes first. As of April 30, 2000, the last two installments have been deferred due to lack of profitability. Pursuant to the terms of the note, interest will accrue on the deferred amount at the rate of 9% per annum. As of April 30, 2000, the outstanding balance on the note was $82,000.

         Information concerning the Company's long-term indebtedness is as follows:

              Note payable to PNBT, maturing December 2012                      $   415,000
              Term loan payable to PNBT, maturing April 2003                        269,000
              Note payable to United States of America, maturing December 2001      100,000
              Note payable to Settlement Fund, maturing February 2000                82,000
              Installment contract payable                                            6,000
              Capitalized lease obligation (Note F)                                  14,000
                                                                                -----------
                                                                                    886,000
              Less: Current maturities                                              443,000
                                                                                -----------
                                                                                $   443,000
                                                                                ===========

         The amount of long-term debt maturing in each of the next five years is as follows:

                                    April 30,                     Amount
                                    ---------                  -----------
                                       2001                    $   443,000
                                       2002                         68,000
                                       2003                         22,000
                                       2004                         24,000
                                       2005                         27,000
                                    Thereafter                     302,000
                                                               -----------
                                                               $   886,000
                                                               ===========

NOTE E - INCOME TAXES

         The provision for income taxes reflected in the consolidated statements of operations differs from the amounts computed at the federal statutory tax rates. The principal differences between the statutory income tax expense and the effective provision for income taxes are summarized as follows:

                                                                          2000             1999
                                                                       ----------        ---------
              Computed tax expense at statutory rates                  $  116,000        $    -
              Utilization of net operating loss carryforwards            (116,000)            -
              (Increase) decrease in deferred tax assets                  127,000         (279,000)
              Increase (decrease) in valuation allowance                 (127,000)         279,000
                                                                       ----------        ---------
                                                                       $     -           $    -
                                                                       ==========        ==========

         The Company has available as benefits to reduce future income taxes, subject to applicable limitations, the following estimated net operating loss ("NOL") carryforwards:

                           Year of                                NOL
                         Expiration                          Carryforward
                         ----------                         -------------
                             2001                           $   1,420,000
                             2003                               1,416,000
                             2007                                 340,000
                             2009                                 495,000
                             2010                                 694,000
                             2011                                 319,000
                             2012                                 889,000
                             2013                                 801,000
                             2014                               2,932,000
                                                            -------------
                                                            $   9,306,000
                                                            =============

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

         The following table summarizes the components of the net deferred tax asset:

              Net operating loss carryforwards            $ 2,901,000
              Inventory valuation reserve                     201,000
              Tax credit carryforwards                         58,000
              Other                                            42,000
                                                          -----------
                                                            3,202,000
              Less valuation allowance                      3,202,000
                                                          -----------
                                                          $      -
                                                          ===========

NOTE F - COMMITMENTS AND CONTINGENCIES

         The Company is party to six non-cancelable operating leases used in the performance of its business. In addition, in fiscal 1998, Torotel Products entered into a lease financing arrangement for a phone system. The initial capitalized cost of this equipment was $39,000 with a discount rate of 15% implicit in the lease agreement. This lease is presented in the financial statements as a capital lease.

         Future minimum lease payments subsequent to April 30, 2000, are as follows:

                                             Capital         Operating
                         April 30,            Lease            Leases
                         ---------        -----------       -----------
                            2001          $    10,000       $    28,000
                            2002                5,000            28,000
                            2003                 -               20,000
                            2004                 -               12,000
                            2005                 -                 -
                                          -----------       -----------
                                          $    15,000       $    88,000
                                          ===========       ===========

         The future minimum capital lease payments of $15,000 include amounts representing interest of $1,000 which results in a present value of $14,000 for net minimum capital lease payments (see Note D of Notes to Consolidated Financial Statements). Equipment recorded under capital leases amounted to $21,000, net of accumulated depreciation of $18,000 as of April 30, 2000.

         Total rent expense for all operating leases for continuing operations for the years ended April 30, 2000 and 1999 was $21,000 and $27,000, respectively.


NOTE G - EMPLOYEE INCENTIVE PLANS

Incentive Compensation Plan

         On September 19, 1994, the shareholders approved the Incentive Compensation Plan. All key employees are eligible to participate in the Plan. The Plan provides for participants to receive incentive payments in cash and/or Torotel common stock based on targeted pretax earnings, as defined in the Plan. There were no awards under the Plan during the years ended April 30, 2000 and 1999.

Employee Stock Option Plans

         In accordance with the 1982 Incentive Compensation Plan, the Company reserved 630,000 common shares for issuance to key employees pursuant to the exercise of incentive and non-qualified stock options granted prior to May 20, 1992. At April 30, 2000, no options were available for future grants, but options to purchase 3,357 shares were exercisable. Stock option transactions under the 1982 Incentive Compensation Plan for each period are summarized as follows:

                                                  Shares Under          Option Price
                                                     Option               Per Share
                                                  ------------          ------------
              Balance, May 1, 1998                      3,357                  $1.70
                  Exercised                               -                       -
                  Forfeited                               -                       -
                                                  ------------
              Balance, April 30, 1999                   3,357                  $1.70
                  Exercised                               -                       -
                  Forfeited                               -                       -
                                                  ------------
              Balance, April 30, 2000                   3,357                  $1.70
                                                  ============

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

                                                                         2000             1999
                                                                     -----------    -------------
Earnings (loss) from continuing operations           As Reported     $   375,000    $ (1,592,000)
                                                     Pro Forma       $   375,000    $ (1,627,000)

Basic earnings (loss) per share from
    continuing operations                            As Reported     $       .13    $       (.56)
                                                     Pro Forma       $       .13    $       (.58)

Diluted earnings (loss) per share from
    continuing operations                            As Reported     $       .13    $       (.56)
                                                     Pro Forma       $       .13    $       (.58)

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

         Stock option transactions under the 1994 Incentive Compensation Plan for each period are summarized as follows:

                                                    2000                               1999
                                         -----------------------------       --------------------------
                                                             Weighted                          Weighted
                                           Shares            Average          Shares           Average
                                           Under             Exercise         Under            Exercise
                                           Option             Price           Option            Price
                                         --------           ----------       --------          --------
Outstanding at beginning of year            7,500             $1.00           150,000            $1.00
     Granted                                 -                  -                -                 -
     Exercised                               -                  -                -                 -
     Forfeited                             (7,500)            $1.00          (142,500)           $1.00
                                         --------                             -------
Outstanding at end of year                    -                 -               7,500            $1.00
                                         ========                             =======

Employee Stock Purchase Plan

         The Company has an Employee Stock Purchase Plan which allows employees to purchase Torotel common stock at a formula price which approximates market value. The Plan enables employees to purchase stock through payroll deductions of up to 10% of their compensation. The Company matches one-half of the employee's contribution. Stock purchased under the Plan is restricted from transfer for one year after the date of issuance. There were no expenses under the Plan for continuing operations during the years ended April 30, 2000 and 1999.

401(k) Retirement Plans

         The Company has a separate 401(k) Retirement Plan for Torotel Products' union and non-union employees. Employer contributions to either Plan are at the discretion of the Board of Directors. Employer contributions to the union Plan were $1,000 in each of the years ended April 30, 2000 and 1999. Employer contributions to the non-union Plan were $3,000 and $2,000 for the years ended April 30, 2000 and 1999, respectively.


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

                                                                            2000             1999
                                                                       -------------    ------------
              Net earnings (loss)                                      $     375,000    $ (2,398,000)
              Weighted average common shares outstanding                   2,811,590       2,811,438
              Incremental shares                                                -               -

              Basic earnings (loss) per share                          $         .13    $       (.85)
              Diluted earnings (loss) per share                        $         .13    $       (.85)

No incremental shares are included in the EPS calculations for fiscal 2000 due to the market price of the Company's common stock being lower than the exercise price of the stock options under contract. No incremental shares are included in the EPS calculations for fiscal 1999 due to the net loss.


NOTE I - STOCK WARRANTS

         In connection with the acquisition of ECH in fiscal 1994, warrants to purchase 66,667 shares of the Company's common stock at $1.50 per share were issued to Chemical Bank New Jersey N.A. The warrants expire on September 1, 2003.

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

         Stock warrant transactions for each period are summarized as follows:

                                                      2000                               1999
                                            ---------------------------         -------------------------
                                                               Weighted                         Weighted
                                             Shares            Average           Shares         Average
                                             Under             Exercise          Under          Exercise
                                             Warrant            Price            Warrant         Price
                                            ---------         ----------        ---------      ----------
Outstanding at beginning of year              100,000          $  .75                -                -
     Granted                                     -                 -              100,000         $  .75
     Exercised                                   -                 -                 -                -
     Forfeited                                   -                 -                 -                -
                                            ---------                           ---------
Outstanding at end of year                    100,000          $  .75             100,000         $  .75
                                            =========                           =========

Warrants exercisable at year-end                 -                  -                -                -
Weighted average fair value of
warrants granted during the year                                    -                             $  .33

The following information applies to warrants outstanding at April 30, 2000:

              Number outstanding                                         100,000
              Range of exercise prices                                    $  .75
              Weighted average exercise price                             $  .75
              Weighted average remaining contractual life              3.0 years

NOTE J - ACCRUED LIABILITIES

         Accrued liabilities consist of the following:

              Employee related expenses                               $  158,000
              Other, including interest                                  135,000
                                                                      ----------
                                                                      $  293,000
                                                                      ==========

NOTE K - NOTE PAYABLE TO FORMER OFFICER

         The Company has a $429,000 promissory note with Alfred F. Marsh, former President of Torotel, Inc., dated July 10, 1996. The amount of this note consists of the principal sum of $250,000 from a note executed in April 1986, plus $179,000 of accrued unpaid interest. For the year ended April 30, 2000, the Company accrued $41,000 in interest on the note. The outstanding balance of this unsecured note bears interest at a fixed rate of 10% per annum. The note requires monthly principal and interest payments of $10,881, and matures on July 1, 2000. Under the terms of the note, no payments shall be made to Mr. Marsh as long as any default condition exists under the terms of the loan with PNBT, unless the bank has waived the default condition prior to any payment. As of April 30, 2000, the aggregate amount due under the note is $520,000, which consists of the outstanding principal balance of $384,000 plus accrued interest of $136,000. The Company has suspended all payments under the note due to the reasons discussed in Note M of Notes to Consolidated Financial Statements.


NOTE L - DIVIDEND RESTRICTIONS

         The Company's loan agreement prohibits the payment of cash dividends without the prior consent of PNBT.


NOTE M - GOVERNMENT PENALTY

         On May 6, 1997, Torotel Products, Inc. was accepted into the Voluntary Disclosure Program of the United States Department of Defense, resulting from its failure to perform some required "thermal shock" testing as frequently as required, and inaccurately certifying that all required testing had been performed. As a result of its investigation into the thermal shock deficiencies, which was first reported in November 1996, the Company recorded an estimated charge of $416,000 against earnings in the fourth quarter of its fiscal year ended April 30, 1997. Because the investigation was ongoing, the Company subsequently determined that there also were some deficiencies in performing some required electrical testing as frequently as required. As a result, the Company recorded an additional estimated charge of $70,000 against earnings in the first quarter of its fiscal year ended April 30, 1998. The Company's investigation included a review of historical sales and pricing data, labor bid sheets, and interviews with past and present employees, to arrive at a best estimate of the cost impact to the government.

         On June 27, 2000, Torotel Products entered into a Release and Settlement Agreement with the United States of America. Pursuant to the agreement, Torotel Products will make an initial payment of $10,000 followed by eighteen monthly installments of $5,000, for an aggregate total of $100,000 (see Note D of Notes to Consolidated Financial Statements). As a result of this settlement, the Company recorded a credit to earnings of $386,000 in the fourth quarter of its fiscal year ended April 30, 2000.

         The Company believes that certain of its former officers may have been responsible for the misconduct related to the test failures, and are evaluating ways of recovering the costs and damages. The Company has suspended all principal and interest payments due under a note payable to a former officer (see Note K of Notes to Consolidated Financial Statements) since February 1997. As a result, as of April 30, 2000, the aggregate amount due of $520,000, which consists of the outstanding principal of $384,000 plus the accrued interest of $136,000, has been classified as a long-term liability in the accompanying consolidated balance sheet.

         The legal fees associated with the DOD investigation have amounted to $8,000 during the current fiscal year, $1,000 in fiscal 1999, and $280,000 in aggregate since the investigation started in the third quarter of the fiscal year ended April 30, 1997.


NOTE N - SPECIAL CHARGES AND CREDITS

         For the year ended April 30, 2000, selling, general and administrative expenses as presented in the accompanying consolidated statements of operations included special charges of $8,000 for legal fees associated with the DOD investigation discussed in Note M of Notes to Consolidated Financial Statements; other income as presented in the accompanying consolidated statements of operations included a special credit of $386,000 for the reduced penalty discussed in Note M of Notes to Consolidated Financial Statements.

         For the year ended April 30, 1999, cost of goods sold as presented in the accompanying consolidated statements of operations included a special charge of $424,000 for the write-down of slow-moving, discontinued and obsolete inventory; selling, general and administrative expenses as presented in the accompanying consolidated statements of operations included special charges of $236,000 for expenses associated with a terminated definitive merger agreement with Electronika, Inc.; other expense as presented in the accompanying consolidated statements of operations included a special charge of $107,000 for a loss on disposition and discontinuance of certain equipment.


NOTE O - PRODUCT LINE SALE

         On September 18, 1998, Torotel's wholly-owned subsidiary, East Coast Holdings, Inc., completed the sale of its ultra-miniature transformer and inductor product line to Pico Electronics, Inc. of Pelham, New York. Pursuant to the Asset Purchase Agreement, the Company received cash proceeds of

$1,250,000 in return for all assets related to the product line including inventory, raw materials, work in process, finished goods, backlog, fixed assets, intellectual property, goodwill, contracts and rights, whether tangible and intangible of every kind and description.

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


NOTE P - DISPOSITION OF ASSETS

         On April 13, 1999, Torotel's wholly-owned subsidiary, East Coast Holdings, Inc. (formerly named OPT Industries, Inc.), provided official notice, pursuant to federal law, to the union representing its production employees that the subsidiary had made the decision to sell its assets to a third party. In addition, Torotel had received a notice of default from PNBT with respect to the Company's line of credit.

         On April 19, 1999, a transaction was completed whereby Torotel sold substantially all of the assets of ECH to SIGMA Associates, LLC, an investor group led by Peter B. Caloyeras, for approximately $2.7 million. The assets sold included the land, buildings, equipment, inventories, order backlog and intellectual property, such as company name, patents, and product designs. The Caloyeras investor group presently controls and operates other companies in the magnetic component and power conversion field. Mr. Caloyeras is the beneficial owner, as defined in Rule 13d-3(a) under the Securities Exchange Act of 1934, of 198,900 shares of Torotel Common Stock. Mr. Caloyeras also served as Torotel's Chief Executive Officer for a short time in February and March, 1999, until such time as a contemplated merger with Mr. Caloyeras' company, Electronika, Inc., was terminated. Since the name "OPT Industries" was part of the assets sold to SIGMA, Torotel changed the subsidiary`s corporate name to East Coast Holdings, Inc. The purchase price consisted of:

              Cash                                          $ 2,200,000
              Note receivable                                   441,000
              Assumption of liabilities                          53,000
                                                            -----------
                                                            $ 2,694,000
                                                            ===========

The cash proceeds were used to payoff most of Torotel's bank borrowings with PNBT, which enabled the Company to cure the default with PNBT. The $441,000 note receivable accrues interest at a fixed rate of 8% per annum and has a maturity date of April 19, 2003. During the first year, the note required monthly interest only payments starting May 19, 1999. Starting May 19, 2000, the note requires monthly payments of principal and interest in equal amounts necessary to pay off the full balance owed in 36 monthly payments.

         ECH's losses from operations are shown separately as discontinued operations in the accompanying consolidated statements of operations. The remaining assets and liabilities related to ECH as of April 30, 2000, are included in the accompanying consolidated balance sheet under the following captions and in the amounts shown:

              Current maturity of note receivable                $    135,000
              Note receivable, less current maturity             $    306,000
              Trade accounts payable                             $    458,000
              Accrued liabilities                                $    178,000
              Long-term debt                                     $    269,000

         ECH's net sales for the year ended April 30, 1999 were $2,872,000.

NOTE Q - INFORMATION ABOUT MAJOR CUSTOMERS

         For the year ended April 30, 2000, sales to one major customer amounted to 13% of consolidated net sales. For the year ended April 30, 1999, sales to four major customers amounted to 17%, 12%, 11% and 11% of consolidated net sales.

NOTE R - REDUCTION IN PAR VALUE AND STATED CAPITAL

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

         Dale H. Sizemore, Jr., age 48
         Chairman of the Board, President
           and Chief Executive Officer of Torotel, Inc.
         President of Torotel Products, Inc.

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

         Richard A. Sizemore, age 40
         President of Interactive Design, Inc.

                  Mr. Sizemore became a Director of the Company in 1995. He has been owner and President of Interactive Design, Inc. in Lenexa, Kansas, since 1987. He holds a B.S. degree in electrical engineering and an M.B.A. from the University of Kansas.

         H. James Serrone, age 45
         Vice President of Finance, Chief Financial Officer, and
           Secretary of Torotel, Inc.
         Vice President of Finance and General Manager of Torotel Products, Inc.

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

                                    Summary Compensation Table

                                                                          Long-Term
                                       Annual Compensation              Compensation
                             --------------------------------------     ------------
        Name and                                                            Options     All Other
   Principal Position         Year           Salary          Bonus          Awarded    Compensation
-------------------------    ------        ---------       --------     ------------  -------------
Dale H. Sizemore, Jr. (a)     2000          $   -0-         $   -0-           -0-      $   -0-
President and                 1999          $   -0-         $   -0-           -0-      $  1,500
Chief Executive Officer       1998          $   -0-         $   -0-           -0-      $ 10,200

Christian T. Hughes (b)       1999          $125,000        $   -0-           -0-      $   -0-
President and                 1998          $124,216        $   -0-           -0-      $    700
Chief Operating Officer

Peter B. Caloyeras (c)        1999          $   -0-         $   -0-           -0-      $   -0-
Chief Executive Officer


(a)      Dale H. Sizemore, Jr. became President effective April 20, 1999.

(b)      Christian T. Hughes was terminated effective April 20, 1999.

(c) Peter B. Caloyeras served as Chief Executive Officer from February 8, 1999 until March 15, 1999, at which time the contemplated merger with Mr. Caloyeras' company, Electronika, Inc., was terminated.


Option Grants

         There were no grants of stock options made to any executive officers during the Company's last completed fiscal year.


Aggregate Option Exercises and Fiscal Year-End Option Value

         There were no stock option exercises made during the last completed fiscal year and the executive officers identified above did not have any unexercised stock options as of April 30, 2000.


Compensation of Directors

         During the fiscal year ended April 30, 2000, Dale H. Sizemore, Jr. and Richard A. Sizemore received no compensation, but $10,500 remains due and payable to both individuals as of April 30, 2000. This amount consists of $6,000 from the fiscal year ended April 30, 2000, and $4,500 from the fiscal year ended April 30, 1999.

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management

         Certain Beneficial Owners

         The following persons beneficially own more than 5% of the outstanding Common Stock of Torotel, Inc. as of June 28, 2000:

         Name and Address                                 Amount Beneficially           Percent
         of Beneficial Owner                                     Owned                  of Class
         -------------------                              -------------------           --------
         Richard A. Sizemore                                  214,868  (a)                7.6%
         Linda V. Sizemore
         8356 Hallet
         Lenexa, KS  66215

         Gregory M. Sizemore                                  203,852  (b)                7.3%
         Julie Sizemore
         12735 Mohawk Circle
         Leawood, KS  66209

         Dale H. Sizemore, Jr.                                179,003  (c)                6.4%
         Carol J. Sizemore
         2705 W. 121st Terrace
         Leawood, KS  66209

         Paulette A. Durso                                    124,625  (d)                4.4%
         James T. Durso
         3917 N.E. 59th St.
         Kansas City, MO  64119

         Sizemore Enterprises                                 200,506  (e)                7.1%
         2705 W. 121st Terrace
         Leawood, KS  66209

         Caloyeras Family Partnership, L.P.                   207,900  (f)                7.4%
         2041 W. 139th Street
         Gardena, CA  90249

         Thomas E. Foster                                     142,100                     5.1%
         5506 Brite Drive
         Bethesda, MD  20817

(a) Richard A. Sizemore and Linda V. Sizemore are husband and wife. Mr. and Mrs. Sizemore's individual direct ownership is 140,226 and 15,666 shares, respectively. Mr. Sizemore's indirect ownership includes 58,976 shares which are owned by Mr. Sizemore as trustee for his children.

(b) Gregory M. Sizemore and Julie Sizemore are husband and wife. Mr. and Mrs. Sizemore's individual direct ownership is 137,654 and 15,666 shares, respectively. Mr. Sizemore's indirect ownership includes 50,532 shares which are owned by Mr. Sizemore as trustee for his children.

(c) Dale H. Sizemore, Jr. and Carol J. Sizemore are husband and wife Mr. and Mrs. Sizemore's individual direct ownership is 130,964 and 14,351 shares, respectively. Mr. Sizemore's indirect ownership includes 33,688 shares which are owned by Mr. Sizemore as trustee for his children.

(d) James T. Durso and Paulette A. Durso are husband and wife. Mr. and Mrs. Durso's individual direct ownership is 9,000 and 103,149 shares, respectively. Mrs. Durso's indirect ownership includes 12,476 shares which are owned by Ms. Durso as trustee for her children.

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


Management

         The following table sets forth the individuals serving on the Board of Directors, the Company's executive officers and significant employees, and information with respect to the number of shares of the Company's common stock beneficially owned by each of them directly or indirectly, as of June 28, 2000. The number of shares beneficially owned includes shares, if any, held in the name of the spouse, minor children, or other relative of the individual living in his home, as well as shares, if any, held in the name of another person under an arrangement whereby the individual enjoys the right to vote or the use of the income, or whereby the individual can vest or revest title in himself at once or at some future time. The business address of each person listed below is 13402 South 71 Highway, Grandview, Missouri 64030. Dale H. Sizemore, Jr., both a Director and executive officer, and Richard A. Sizemore, a Director, are brothers.

         Name and Position                               Amount Beneficially           Percent
         of Beneficial Owner                                    Owned                  of Class
         -----------------------                         -------------------           --------
         Dale H. Sizemore, Jr.                                229,130  (a)                8.1%
         Chairman of the Board,
         President and
         Chief Executive Officer

         Richard A. Sizemore                                  264,995  (b)                9.4%
         Director

         H. James Serrone                                      10,273 (c)                 0.4%
         Vice President and
         Chief Financial Officer

         Directors and Executive                              504,398  (d)               17.9%
         Officers as a Group
         (3 persons)

(a) Dale H. Sizemore, Jr.'s beneficial ownership includes 50,127 shares which is equivalent to 25% of the 200,506 shares owned by Sizemore Enterprises, a General Partnership in which Mr. Sizemore is a general partner.

(b) Richard A. Sizemore's beneficial ownership includes 50,127 shares which is equivalent to 25% of the 200,506 shares owned by Sizemore Enterprises, a General Partnership in which Mr. Sizemore is a general partner.

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


ITEM 12.  Certain Relationships and Related Transactions

         Indebtedness to Former Officer

         The Company has a $429,000 promissory note with Alfred F. Marsh, former President of Torotel, Inc., dated July 10, 1996. The amount of this note consists of the principal sum of $250,000 from a note executed in April 1986, plus $179,000 of accrued unpaid interest. For the year ended April 30, 2000, the Company incurred $41,000 in interest on the note. The outstanding balance of this unsecured note bears interest at a fixed rate of 10% per annum. The note requires monthly principal and interest payments of $10,881, and matures on July 1, 2000. Under the terms of the note, no payments shall be made to Mr. Marsh as long as any default condition exists under the terms of the loan with PNBT, unless the bank has waived the default condition prior to any payment. As of April 30, 2000, the aggregate amount due under the note is $520,000, which consists of the outstanding principal balance of $384,000 plus accrued interest of $136,000. The Company has suspended all payments under the note due to the reasons discussed in Note M of Notes to Consolidated Financial Statements.


ITEM 13.  Exhibits and Reports on Form 8-K

(a)      Exhibits (Electronic Filing Only)

            Exhibit 21      Subsidiaries of the Registrant
            Exhibit 23      Consent of Independent Certified Public Accountants
            Exhibit 27      Financial Data Schedule
            Exhibit 99      Undertakings

(b)      Reports on Form 8-K

             There were no reports filed on Form 8-K during the fourth quarter of the year ended April 30, 2000.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Torotel, Inc.
(Registrant)



By:       /s/  H. James Serrone
         --------------------------------
         H. James Serrone
         Vice President of Finance and
         Chief Financial Officer

         Date:     July 24, 2000
               -----------------------

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:       /s/  Dale H. Sizemore, Jr.
         --------------------------------
         Dale H. Sizemore, Jr.
         Chairman of the Board, President,
         Chief Executive Officer
         and Director

         Date:     July 24, 2000
               -----------------------


By::      /s/  Richard A. Sizemore
         --------------------------------
         Richard A. Sizemore
         Director

         Date:     July 24, 2000
               -----------------------


By::      /s/  H. James Serrone
         --------------------------------
         H. James Serrone
         Vice President of Finance,
         Chief Financial Officer,
         and Secretary

         Date:     July 24, 2000
               -----------------------