Form 10QSB
period 2000-07-31
TOROTEL INC
filed 2000-09-13
CIK 98752

                                   FORM 10-QSB



                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended July 31, 2000

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

                                 Yes X   No
                                    ---     ---

As of September 5, 2000, there were 2,811,590 shares of Common Stock, $.01 Par Value, outstanding.

                         TOROTEL, INC. AND SUBSIDIARIES



                                      INDEX

PART I.    FINANCIAL INFORMATION

      Item 1.   Financial Statements

           Consolidated Balance Sheet as of July 31, 2000                      1

           Consolidated Statements of Operations for the three months
                ended July 31, 2000 and 1999                                   2

           Consolidated Statements of Cash Flows for the three months
                ended July 31, 2000 and 1999                                   3

           Notes to Consolidated Financial Statements                          4

      Item 2.   Management's Discussion and Analysis or Plan of Operation      9


PART II.   OTHER INFORMATION

      Item 1.   Legal Proceedings                                             11

      Item 6.   Exhibits and Reports on Form 8-K                              11



SIGNATURES                                                                    12

PART I.    FINANCIAL INFORMATION


Item 1.    Financial Statements

CONSOLIDATED BALANCE SHEET (Unaudited)
As of July 31, 2000

ASSETS
Current assets:
     Cash                                                           $    102,000
     Accounts receivable, net                                            455,000
     Current maturity of note receivable (Note 10)                       139,000
     Inventories (Note 3)                                                198,000
     Prepaid expenses and other current assets                            59,000
                                                                     -----------
                                                                         953,000
Property, plant and equipment, net                                       375,000

Note receivable, less current maturity (Note 10)                         270,000

Other assets                                                               6,000
                                                                     -----------
                                                                     $ 1,604,000
                                                                     ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Current maturities of long-term debt (Notes 5 and 10)           $   253,000
     Trade accounts payable (Note 10)                                    898,000
     Accrued liabilities (Note 10)                                       277,000
                                                                     -----------
                                                                       1,428,000

Long-term debt, less current maturities (Notes 5 and 10)                 583,000

Note and interest payable to former officer (Note 9)                     530,000

Stockholders' deficit (Notes 6, 7 and 8):
     Common stock, at par value                                           29,000
     Capital in excess of par value                                   10,085,000
     Accumulated deficit                                             (10,846,000)
                                                                     -----------
                                                                        (732,000)
     Less treasury stock, at cost                                        205,000
                                                                     -----------
                                                                        (937,000)
                                                                     -----------
                                                                     $ 1,604,000
                                                                     ===========


         The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three Months Ended July 31,

                                                     2000             1999
                                                  ---------         ---------
Net sales                                         $ 855,000         $ 789,000
Cost of goods sold                                  551,000           608,000
                                                  ---------         ---------

     Gross profit                                   304,000           181,000

Operating expenses:
     Engineering                                     42,000            45,000
     Selling, general and administrative            192,000           192,000
                                                  ---------         ---------
                                                    234,000           237,000
                                                  ---------         ---------

     Earnings (loss) from operations                 70,000           (56,000)

Other expense (income):
     Interest expense                                27,000            29,000
     Interest income                                 (8,000)           (9,000)
                                                  ---------         ---------
                                                     19,000            20,000
                                                  ---------         ---------

     Earnings (loss) from operations before
         provision for income taxes                  51,000           (76,000)

Provision for income taxes (Note 4)                       -                 -
                                                  ---------         ---------

Net earnings (loss)                               $  51,000         $ (76,000)
                                                  =========         =========

Basic earnings (loss) per share (Note 6)            $   .02           $  (.03)
                                                    =======           =======

Diluted earnings (loss) per share (Note 6)          $   .02           $  (.03)
                                                    =======           =======


        The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Three Months Ended July 31,

                                                            2000       1999
                                                         ---------- ----------
Cash flows from continuing operating activities:
     Net earnings (loss)                                 $   51,000 $  (76,000)
     Adjustments to reconcile net loss to net cash
         provided by continuing operations:
           Depreciation and amortization                     22,000     28,000
           Increase (decrease) in cash flows from
             continuing operations resulting from
             changes in:
                Accounts receivable                         (41,000)    51,000
                Interest income receivable                        -     (4,000)
                Inventories                                   2,000     82,000
                Prepaid expenses and other assets           (55,000)   (60,000)
                Trade accounts payable                       52,000    113,000
                Accrued liabilities                         (16,000)    (7,000)
                                                         ---------- ----------

Net cash provided by continuing operating activities         15,000    127,000
                                                         ---------- ----------

Cash flows from investing activities:
     Capital expenditures                                         -     (1,000)
     Proceeds from note receivable                           32,000          -
                                                         ---------- ----------

Net cash provided by (used in) investing activities          32,000     (1,000)
                                                         ---------- ----------

Cash flows from financing activities:
     Principal payments on long-term debt                   (48,000)  (154,000)
     Payments on capital lease obligations                   (2,000)    (5,000)
     Note and interest payable to former officer             10,000     10,000
                                                         ---------- ----------

Net cash used in financing activities                       (40,000)  (149,000)
                                                         ---------- ----------

Net increase (decrease) in cash                               7,000    (23,000)
Cash at beginning of period                                  95,000     51,000
                                                         ---------- ----------

Cash at end of period                                    $  102,000 $   28,000
                                                         ========== ==========


Supplemental Disclosures of Cash Flow Information
   Cash paid during the period for:
         Interest                                        $   26,000 $   20,000
         Income taxes                                    $        - $        -


        The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 1 - Basis of Presentation

     Torotel specializes in the custom design and manufacture of a wide variety of precision magnetic components, consisting of transformers, inductors, reactors, chokes and toroidal coils. Approximately 91% of Torotel's sales are derived from domestic customers. The accompanying unaudited consolidated financial statements reflect the normal recurring adjustments which are, in the opinion of management, necessary to present fairly Torotel's financial position at July 31, 2000, and the results of operations for the three months ended July 31, 2000.

     The financial statements contained herein should be read in conjunction with Torotel's financial statements and related notes filed on Form 10-KSB for the year ended April 30, 2000.


Note 2 - Realization of Assets

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of Torotel as a going concern. While Torotel's profitability improved during the fiscal year ending April 30, 2000, the affect of the substantial operating losses incurred in the fiscal years ended April 30, 1999, 1998 and 1997, continues to cloud Torotel's outlook. While continuing operations have provided cash in the last three years, the uncertainty surrounding the outstanding liabilities associated with (i) a terminated merger in fiscal 1999;
(ii) the trade debt of a discontinued subsidiary (see Note 10 of Notes to Consolidated Financial Statements); and (iii) the note and interest payable to a former officer (see Note 9 of Notes to Consolidated Financial Statements), raises doubt about Torotel's ability to continue as a going concern. While there is no immediate plan to secure any new financing or capital, management continues to evaluate ways of improving Torotel's liquidity position.

     In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of Torotel, which in turn is dependent upon Torotel's ability to meet its financing requirements on a continuing basis, to maintain present financing, and to succeed in its future operations. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should Torotel be unable to continue in existence.


Note 3 - Inventories

      The components of inventories are summarized as follows:

           Raw materials                              $   19,000
           Work in process                               136,000
           Finished goods                                 43,000
                                                      ----------
                                                      $  198,000
                                                      ==========

Note 4 - Income Taxes

     The company has net operating loss carryforwards available as benefits to reduce future income taxes, subject to applicable limitations. These operating loss carryforwards expire in various amounts in the years 2001 through 2014.

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

     The following table summarizes the components of the net deferred tax asset:

           Net operating loss carryforwards           $ 2,884,000
           Inventory valuation reserve                    201,000
           Tax credit carryforwards                        58,000
           Other                                           42,000
                                                      -----------
                                                        3,185,000
           Less valuation allowance                     3,185,000
                                                      -----------
                                                      $         -
                                                      ===========


Note 5 - Financing Agreements

     Under the terms of a loan agreement with Phillipsburg National Bank & Trust Company (PNBT), Torotel is required to comply with certain covenants. PNBT has modified these covenants based on the revised corporate structure subsequent to the sale of ECH assets and the settlement with the U.S. government (see Notes 9 and 10 of Notes to Consolidated Financial Statements). As of July 31, 2000, Torotel was in compliance with the covenants.


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


YEAR-TO-DATE EPS CALCULATIONS                           2000            1999
                                                     ----------      ----------
         Net earnings (loss)                         $   51,000      $  (76,000)
         Weighted average common shares outstanding   2,811,590       2,811,590
         Incremental shares                                   -               -

         Basic earnings (loss) per share             $      .02      $     (.03)
         Diluted earnings (loss) per share           $      .02      $     (.03)

         No incremental shares are included in the EPS calculations for 2000 due to the market price of the Torotel's common stock being lower than the exercise price of the stock options under contract. No incremental shares are included in the EPS calculations for 1999 due to the net loss.


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

     As of July 31, 2000, there were no options outstanding under this Plan. The fair values of the options granted previously were estimated on the date of grant using the Black-Scholes options-pricing model. The fair value of the incentive stock options was determined using the following weighted average assumptions: no dividend payments over the life of the options; expected volatility of 106.1%; risk-free interest rate of 6.94%; and expected life of five years. The fair value of the non-qualified stock options was determined using the following weighted average assumptions: no dividend payments over the life of the options; expected volatility of 106.1%; risk-free interest rate of 6.6%; and expected life of ten years.

     Stock option transactions under the 1994 Incentive Compensation Plan for each period are summarized as follows:

                                               2000                1999
                                      --------------------  -------------------
                                      Weighted              Weighted
                                       Shares     Average    Shares     Average
                                       Under      Exercise    Under     Exercise
                                       Option      Price     Option      Price
                                      --------    --------  --------    --------
Outstanding at beginning of period        -          -        7,500       $1.00
Granted                                   -          -          -           -
Exercised                                 -          -          -           -
Forfeited                                 -          -          -           -
                                      --------              --------
Outstanding at end of period              -          -        7,500       $1.00
                                      ========              ========

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

     Stock warrant transactions for each period are summarized as follows:

                                               2000                1999
                                      --------------------  -------------------
                                      Weighted              Weighted
                                       Shares     Average    Shares     Average
                                       Under      Exercise    Under     Exercise
                                       Option      Price     Option      Price
                                      --------    --------  --------    --------
Outstanding at beginning of period     100,000      $ .75    100,000     $ .75
Granted                                   -          -          -           -
Exercised                                 -          -          -           -
Forfeited                                 -          -          -           -
                                      --------              --------
Outstanding at end of period           100,000      $ .75    100,000     $ .75
                                      ========              ========

Warrants exercisable at end of period     -          -          -           -
Weighted average fair value of
     warrants granted during the year                -                      -

The following information applies to warrants outstanding at July 31, 2000:

           Number outstanding                                100,000
           Range of exercise prices                           $  .75
           Weighted average exercise price                    $  .75
           Weighted average remaining contractual life          2.75 yrs.

Note 9 - Note Payable to Former Officer

     On May 6, 1997, Torotel Products, Inc. was accepted into the Voluntary Disclosure Program of the United States Department of Defense, resulting from its failure to perform some required "thermal shock" testing as frequently as required, and inaccurately certifying that all required testing had been performed. On June 27, 2000, Torotel Products entered into a Release and Settlement Agreement with the United States of America. Pursuant to the agreement, Torotel Products agreed to pay an aggregate total of $100,000 over a nineteen-month period. The legal fees associated with the testing deficiencies have amounted to $2,000 during the current fiscal year, $8,000 in fiscal 2000, and $282,000 in aggregate since the investigation started in the third quarter of the fiscal year ended April 30, 1997.

     Torotel believes that certain of its former officers may have been responsible for the misconduct related to the test failures, and are evaluating ways of recovering the costs and damages. Torotel has suspended all principal and interest payments due under a note payable to a former officer since February 1997. As a result, as of July 31, 2000, the aggregate amount due of $530,000, which consists of the outstanding principal of $384,000 plus the accrued interest of $146,000, has been classified as a long-term liability in the accompanying consolidated balance sheet.


Note 10 - Discontinued Subsidiary

     The operations of East Coast Holdings, Inc. (formerly named OPT Industries, Inc.), a wholly-owned subsidiary of Torotel, were discontinued in April 1999, and the assets sold to SIGMA Associates, L.L.C. The remaining assets and liabilities related this subsidiary as of July 31, 2000, are included in the accompanying consolidated balance sheet under the following captions and in the amounts shown:

    Current maturity of note receivable               $  139,000
    Note receivable, less current maturity            $  270,000
    Current maturities of long-term debt              $   86,000
    Trade accounts payable                            $  465,000
    Accrued liabilities                               $  169,000
    Long-term debt, less current maturities           $  162,000

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

THREE MONTHS ENDED JULY 31, 2000 VERSUS THREE MONTHS ENDED JULY 31, 1999

     Net sales increased 8% from $789,000 to $855,000 due to $63,000 in sales of the potted coil assembly for the Hellfire II missile system. There were no shipments of these assemblies during the first quarter last year, since sales are limited to the number of Hellfire II missiles that are sold to foreign countries by the prime contractor. Torotel has a $207,000 backlog for this product, which is scheduled to ship over the next few quarters. As a result of this factor, plus the higher trend in magnetics bookings over the last six months, slightly higher sales are expected in fiscal year 2001.

     Gross profit as a percentage of net sales increased nearly 13% due to lower material and labor costs associated with the product mix and improved labor productivity resulting from ongoing efforts to increase throughput and reduce cycle times.

     Engineering expenses decreased 7% from $45,000 to $42,000 due to a decrease in payroll costs due to a reduction in full-time personnel. Management does not anticipate any significant change in the present level of engineering expenses during the next few quarters.

     Selling, general and administrative (SG&A) expenses remained the same. The SG&A expenses of Torotel, Inc. increased 23% from $30,000 to $37,000 due to a $7,000 increase in professional fees. The SG&A expenses of Torotel Products decreased 4% from $162,000 to $155,000 due primarily to a decrease in payroll costs due to a reduction in full-time personnel and the outsourcing of certain functions. Management does not anticipate any significant change in the present level of SG&A expenses during the next few quarters.

     Interest expense decreased nearly 7%. The interest expense of Torotel, Inc. decreased 17% from $18,000 to $15,000 due to a lower principal balance on the guaranteed note with PNBT. The interest expense of Torotel Products increased 9% from $11,000 to $12,000 due to the accrual of interest on the note payable to the Torotel Settlement Fund.

     Interest income decreased 11% from $9,000 to $8,000 due to a lower principal balance on the note receivable from SIGMA Associates, L.L.C.

     For the reasons discussed above, the consolidated pretax earnings increased from a loss of $76,000 to a profit of $51,000. The pretax loss of Torotel, Inc. increased from $39,000 to $44,000. The pretax earnings of Torotel Products increased from a loss of $37,000 to a profit of $95,000.

LIQUIDITY AND CAPITAL RESOURCES

     Torotel has operated without a revolving credit line since December 1998. Since then, Torotel has relied on funds generated internally to meet its normal operating requirements and to service bank indebtedness. While continuing operations have provided cash in the last three years, the uncertainty surrounding the outstanding liabilities associated with
(i) a terminated merger in fiscal 1999; (ii) the trade debt of a discontinued subsidiary (see Note 10 of Notes to Consolidated Financial Statements); and
(iii) the note and interest payable to a former officer (see Note 9 of Notes to Consolidated Financial Statements), raises doubt about Torotel's ability to continue as a going concern. While there is no immediate plan to secure any new financing or capital, management continues to evaluate ways of improving Torotel's liquidity position.

     During the three months ended July 31, 2000, Torotel's operations provided $15,000 in cash flow due primarily to pretax earnings.

     Investing activities provided $32,000 in cash flow due to proceeds from the note receivable from SIGMA Associates, L.L.C. While Torotel did not have any capital expenditures during the three months ended July 31, 2000, it does anticipate approximately $10,000 in capital expenditures during the balance of fiscal 2001.

     Financing activities used $40,000 in cash flow due to decreases in long-term debt.

     Management believes that inflation will have only a minimal effect on future operations since such effects will be offset by sales price increases which are not expected to have a significant effect upon demand.

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

PART II.   OTHER INFORMATION


Item 1.    Legal Proceedings

     On May 6, 1997, Torotel Products, Inc. was accepted into the Voluntary Disclosure Program of the United States Department of Defense, resulting from its failure to perform some required "thermal shock" testing as frequently as required, and inaccurately certifying that all required testing had been performed. On June 27, 2000, Torotel Products entered into a Release and Settlement Agreement with the United States of America. Pursuant to the agreement, Torotel Products agreed to pay an aggregate total of $100,000 over a nineteen-month period. The legal fees associated with the testing deficiencies have amounted to $2,000 during the current fiscal year, $8,000 in fiscal 2000, and $282,000 in aggregate since the investigation started in the third quarter of the fiscal year ended April 30, 1997.

     Torotel believes that certain of its former officers may have been responsible for the misconduct related to the test failures, and are evaluating ways of recovering the costs and damages. Torotel has suspended all principal and interest payments due under a note payable to a former officer since February 1997. As a result, as of July 31, 2000, the aggregate amount due of $530,000, which consists of the outstanding principal of $384,000 plus the accrued interest of $146,000, has been classified as a long-term liability in the accompanying consolidated balance sheet.

     The remaining liabilities related to a discontinued subsidiary include trade accounts payable of $465,000 (see Note 10 of Notes to Consolidated Financial Statements). Several claims have been filed by vendors for collection of amounts due, and more are expected to be filed. Since the discontinued subsidiary's remaining assets have been assigned as collateral for the remaining bank debt and the debt owed to the United States, and all remaining proceeds are targeted for unpaid payroll taxes, this subsidiary has no other source of income to satisfy its trade debt obligations. This trade debt remains the sole responsibility of this subsidiary. Neither Torotel, Inc. or Torotel Products, Inc. has assumed these obligations. While the claims by vendors may result in judgments against the discontinued subsidiary, neither Torotel, Inc. or Torotel Products, Inc. intends to provide any funds to satisfy the judgments.


Item 6.   Exhibits and Reports on Form 8-K

     a) Exhibit 27 -- Financial Data Schedule (electronic filings only)
     b) Reports on Form 8-K -- There were no reports filed on Form 8-K during the three months ended July 31, 2000.

                                   SIGNATURES


      In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Torotel, Inc.
(Registrant)




Date: September 5, 2000                   /s/ H. James Serrone
      ---------------------               -------------------------------------
                                          H. James Serrone
                                          Vice President of Finance and
                                          Chief Financial Officer