Form 10QSB
period 2000-10-31
TOROTEL INC
filed 2000-12-08
CIK 98752

                               FORM 10-QSB



               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the quarterly period ended October 31, 2000

                           Commission File No. 1-8125


                                  TOROTEL, INC.
        (Exact name of small business issuer as specified in its charter)


           MISSOURI                                   44-0610086
(State or other jurisdiction of            (IRS Employer Identification No.)
 incorporation or organization)


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

                                Yes X         No
                                   ---           ----

As of December 1, 2000, there were 2,811,590 shares of Common Stock, $.50 Par Value, outstanding.

                         TOROTEL, INC. AND SUBSIDIARIES


                                      INDEX



PART I.    FINANCIAL INFORMATION

      Item 1.   Financial Statements

           Consolidated Balance Sheet as of October 31, 2000                                           1

           Consolidated Statements of Operations for the six months
                ended October 31, 2000 and 1999                                                        2

           Consolidated Statements of Operations for the three months
                ended October 31, 2000 and 1999                                                        3

           Consolidated Statements of Cash Flows for the six months
               ended October 31, 2000 and 1999                                                         4

           Notes to Consolidated Financial Statements                                                  5

      Item 2.   Management's Discussion and Analysis of Plan of Operation                             10



PART II.   OTHER INFORMATION

      Item 1.   Legal Proceedings                                                                     13

      Item 4.   Submission of Matters to a Vote of Security Holders                                   13

      Item 6.   Exhibits and Reports on Form 8-K                                                      13



SIGNATURES                                                                                            14


PART I.    FINANCIAL INFORMATION


Item 1.    Financial Statements

CONSOLIDATED BALANCE SHEET (Unaudited)
As of October 31, 2000



ASSETS

Current assets:
     Cash                                                          $    140,000
     Accounts receivable, net                                           425,000
     Current maturity of note receivable (Notes 10 and 11)              136,000
     Inventories (Note 3)                                               237,000
     Prepaid expenses and other current assets                           51,000

                                                                        989,000

Property, plant and equipment, net                                      355,000

Note receivable (Notes 10 and 11)                                       240,000

Other assets                                                              6,000
                                                                   ------------
                                                                   $  1,590,000
                                                                   =============
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Current maturities of long-term debt (Notes 5 and 10)         $    238,000
     Trade accounts payable (Note 10)                                   859,000
     Accrued liabilities (Note 10)                                      288,000
                                                                   ------------
                                                                      1,385,000

Long-term debt, less current maturities (Notes 5 and 10)                539,000

Note and interest payable to former officer (Note 9)                    541,000

Stockholders' deficit (Notes 6, 7 and 8):
     Common stock, at par value                                          29,000
     Capital in excess of par value                                  10,085,000
     Accumulated deficit                                            (10,784,000)
                                                                   ------------
                                                                       (670,000)
     Less treasury stock, at cost                                       205,000
                                                                   ------------
                                                                       (875,000)
                                                                   ------------
                                                                   $  1,590,000
                                                                   ============

         The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Six Months Ended October 31,


                                                        2000             1999
                                                    -----------     -----------
Net sales                                           $ 1,695,000     $ 1,663,000
Cost of goods sold                                    1,077,000       1,205,000
                                                    -----------     -----------

     Gross profit                                       618,000         458,000

Operating expenses:
     Engineering                                         84,000          90,000
     Selling, general and administrative                387,000         386,000
                                                    -----------     -----------
                                                        471,000         476,000
                                                    -----------     -----------

     Earnings (loss) from operations                    147,000         (18,000)

Other expense (income):
     Interest expense                                    54,000          56,000
     Interest income                                    (18,000)        (18,000)
     Other, net                                          (2,000)           --
                                                    -----------     -----------
                                                         34,000          38,000
                                                    -----------     -----------

     Earnings (loss) from operations before
         provision for income taxes                     113,000         (56,000)

Provision for income taxes (Note 4)                        --              --
                                                    -----------     -----------

Net earnings (loss)                                 $   113,000     $   (56,000)
                                                    ===========     ===========


Basic earnings (loss) per share (Note 6)            $       .04     $      (.02)
                                                    ===========     ===========
Diluted earnings (loss) per share (Note 6)          $       .04     $      (.02)
                                                    ===========     ===========


        The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three Months Ended October 31,

                                                            2000         1999
                                                       ---------      ---------
Net sales                                              $ 840,000      $ 874,000
Cost of goods sold                                       526,000        597,000
                                                       ---------      ---------
     Gross profit
                                                         314,000        277,000

Operating expenses:
     Engineering                                          42,000         45,000
     Selling, general and administrative                 195,000        194,000
                                                       ---------      ---------
                                                         237,000        239,000
                                                       ---------      ---------

     Earnings from operations                             77,000         38,000

Other expense (income):
     Interest expense                                     27,000         27,000
     Interest income                                     (10,000)        (9,000)
     Other, net                                           (2,000)          --
                                                       ---------      ---------
                                                          15,000         18,000
                                                       ---------      ---------

     Earnings from operations before
         provision for income taxes                       62,000         20,000
Provision for income taxes (Note 4)                         --             --
                                                       ---------      ---------
Net earnings                                           $  62,000      $  20,000
                                                       =========      =========
Basic earnings per share (Note 6)                      $     .02      $     .01
                                                       =========      =========
Diluted earnings per share (Note 6)                    $     .02      $     .01
                                                       =========      =========



        The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Six Months Ended October 31,


                                                                              2000         1999
                                                                          ---------    ---------
Cash flows from operating activities:
     Net earnings (loss)                                                  $ 113,000    $ (56,000)
     Adjustments to reconcile net earnings (loss) to net cash
       provided by operations:
           Depreciation and amortization                                     42,000       56,000
           Increase (decrease) in cash flows from operations
              resulting from changes in:
                Accounts receivable                                         (11,000)     132,000
                Interest income receivable                                     --         (3,000)
                Inventories                                                 (37,000)     174,000
                Prepaid expenses and other assets                           (47,000)     (49,000)
                Trade accounts payable                                       13,000        5,000
                Accrued liabilities                                          (5,000)     (17,000)
                                                                          ---------    ---------
Net cash provided by operating activities                                    68,000      242,000
                                                                          ---------    ---------
Cash flows from investing activities:
     Capital expenditures                                                      --         (2,000)
     Proceeds from note receivable                                           65,000         --
                                                                          ---------    ---------
Net cash provided by (used in) investing activities                          65,000       (2,000)
                                                                          ---------    ---------
Cash flows from financing activities:
     Principal payments on long-term debt                                  (103,000)    (175,000)
     Payments on capital lease obligations                                   (6,000)     (10,000)
     Note and interest payable to former officer                             21,000       21,000
                                                                          ---------    ---------
Net cash used in financing activities                                       (88,000)    (164,000)
                                                                          ---------    ---------
Net increase in cash                                                         45,000       76,000
Cash at beginning of period                                                  95,000       51,000
                                                                          ---------    ---------
Cash at end of period                                                     $ 140,000    $ 127,000
                                                                          =========    =========


Supplemental Disclosures of Cash Flow Information Cash
     paid during the period for:
         Interest                                                         $  31,000    $  36,000
         Income taxes                                                     $    --      $    --

        The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 1 - Basis of Presentation

      Torotel specializes in the custom design and manufacture of a wide variety of precision magnetic components, consisting of transformers, inductors, reactors, chokes and toroidal coils. Approximately 90% of Torotel's sales are derived from domestic customers. The accompanying unaudited consolidated financial statements reflect the normal recurring adjustments which are, in the opinion of management, necessary to present fairly Torotel's financial position at October 31, 2000, and the results of operations for the three and six months ended October 31, 2000.

      The financial statements contained herein should be read in conjunction with Torotel's financial statements and related notes filed on Form 10-KSB for the year ended April 30, 2000.


Note 2 - Realization of Assets

      The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of Torotel as a going concern. While Torotel's profitability has improved during the past few quarters, the effect of the substantial operating losses incurred in the fiscal years ended April 30, 1999, 1998 and 1997, continues to cloud Torotel's outlook. While continuing operations have provided cash in the last three years, the uncertainty surrounding the outstanding liabilities associated with (i) a terminated merger in fiscal 1999; (ii) the trade debt of a discontinued subsidiary (see Note 10 of Notes to Consolidated Financial Statements); and (iii) the note and interest payable to a former officer (see Note 9 of Notes to Consolidated Financial Statements), raises doubt about Torotel's ability to continue as a going concern. While there is no immediate plan to secure any new financing or capital, management continues to evaluate ways of improving Torotel's liquidity.

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


Note 3 - Inventories

      The components of inventories are summarized as follows:


Raw materials               $ 57,000
Work in process              168,000
Finished goods                12,000
                            --------
                            $237,000
                            ========


Note 4 - Income Taxes

      The company has net operating loss carryforwards available as benefits to reduce future income taxes, subject to applicable limitations. These operating loss carryforwards expire in various amounts in the years 2001 through 2014.

      The difference between the financial and tax bases of assets and liabilities is determined annually. Deferred income taxes and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will, more likely than not, be realized. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets or liabilities.

      The following table summarizes the components of the net deferred tax asset:


   Net operating loss carryforwards                           $2,862,000
   Inventory valuation reserve                                   201,000
   Tax credit carryforwards                                       58,000
   Other                                                          42,000
                                                              -----------
                                                               3,163,000
   Less valuation allowance                                    3,163,000
                                                              -----------
                                                              $      --
                                                              ===========


Note 5 - Financing Agreements

      Under the terms of a loan agreement with Vista Bank, N.A. (formerly named Phillipsburg National Bank & Trust Company), Torotel is required to comply with certain covenants. The bank has modified these covenants based on the revised corporate structure subsequent to the sale of ECH assets and the settlement with the U.S. government (see Notes 9 and 10 of Notes to Consolidated Financial Statements). As of October 31, 2000, Torotel was in compliance with these covenants.


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


      YEAR-TO-DATE EPS CALCULATIONS
                                                         2000               1999
                                                     -----------        -----------
         Net earnings (loss)                         $   113,000        $  (56,000)
         Weighted average common shares outstand       2,811,590         2,811,590
         Incremental shares                                 --                --

         Basic earnings (loss) per share             $       .04        $     (.02)
         Diluted earnings (loss) per share           $       .04        $     (.02)


         No incremental shares are included in the EPS calculations for 2000 because the market price of Torotel's common stock is lower than the exercise price of the stock options under contract. No incremental shares are included in the EPS calculations for 1999 due to the net loss.


                                                          2000           1999
                                                       ---------      ---------
      QUARTERLY EPS CALCULATIONS
         Net earnings                                  $   62,000     $   20,000
         Weighted average common shares outstanding     2,811,590      2,811,590
         Incremental shares                                  --             --


         Basic earnings per share                      $      .02     $      .01
         Diluted earnings per share                    $      .02     $      .01


         No incremental shares are included in the EPS calculations for either period because the market price of Torotel's common stock is lower than the exercise price of the stock options under contract.


Note 7 - Employee Stock Options

      In accordance with the Incentive Compensation Plan approved by stockholders on September 19, 1994, Torotel reserved 400,000 common shares for issuance to key employees pursuant to the exercise of incentive and non-qualified stock options granted prior to June 20, 2004. The options are accounted for under APB Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations. The incentive stock options have a term of five years when issued and vest 50% per year at the end of each of the first two years. The non-qualified stock options have a term of ten years when issued and vest 25% per year at the end of each of the first four years. The exercise price of each option equals the market price of Torotel's common stock on the date of grant. Accordingly, no compensation cost will be recognized upon the grant of any options.

      As of October 31, 2000, there were no options outstanding under this Plan. The fair values of the options granted previously were estimated on the date of grant using the Black-Scholes options-pricing model. The fair value of the incentive stock options was determined using the following weighted average assumptions: no dividend payments over the life of the options; expected volatility of 106.1%; risk-free interest rate of 6.94%; and expected life of five years. The fair value of the non-qualified stock options was determined using the following weighted average assumptions: no dividend payments over the life of the options; expected volatility of 106.1%; risk-free interest rate of 6.6%; and expected life of ten years.

      Stock option transactions under the 1994 Incentive Compensation Plan for each period are summarized as follows:

                                                           2000                                  1999
                                               -----------------------------        ----------------------------
                                                 Weighted                             Weighted
                                                  Shares           Average             Shares           Average
                                                  Under           Exercise             Under           Exercise
                                                  Option            Price              Option            Price
                                                ----------      -------------        ----------      -------------
      Outstanding at beginning of period            -               -                  7,500            $1.00
      Granted                                       -               -                    -                -
      Exercised                                     -               -                    -                -
      Forfeited                                     -               -                    -                -
                                                ----------                           ----------
      Outstanding at end of period                  -               -                  7,500            $1.00
                                                ==========                           ==========

Note 8 - Stock Warrants

      Pursuant to a settlement that ended a class action alleging racial discrimination in hiring by Torotel Products, Inc., Torotel agreed to issue a warrant certificate to the Torotel Settlement Fund to purchase 100,000 shares of Torotel, Inc. common stock at $.75 per share. The warrant is 100% vested upon issuance and cannot be exercised until the market price of Torotel's common stock reaches $2.00 per share. The warrant expires on May 4, 2003.

      The $33,000 fair value of the warrant was estimated on the date of grant using the Black-Scholes options-pricing model using the following weighted average assumptions: no dividend payments over the life of the warrant; expected volatility of 75.9%; risk-free interest rate of 5.8%; and expected life of two years.

      Stock warrant transactions for each period are summarized as follows:


                                                             2000                                1999
                                               ------------------------------       ------------------------------
                                                Weighted                             Weighted
                                                 Shares           Average             Shares           Average
                                                  Under           Exercise             Under           Exercise
                                                 Option            Price              Option            Price
                                                ---------      --------------       ---------       --------------
      Outstanding at beginning of period        100,000           $  .75             100,000           $  .75
      Granted                                       -                -                   -                -
      Exercised                                     -                -                   -                -
      Forfeited                                     -                -                   -                -
                                                --------                            --------
      Outstanding at end of period              100,000           $  .75             100,000           $  .75
                                                ========                            ========

      Warrants exercisable at end of period         -                -                   -                -
      Weighted average fair value of
        warrants granted during the year                             -                                    -

The following information applies to warrants outstanding at October 31, 2000:

           Number outstanding                                            100,000
           Range of exercise prices                                       $  .75
           Weighted average exercise price                                $  .75
           Weighted average remaining contractual life                 2.50 yrs.

Note 9 - Note Payable to Former Officer

      On May 6, 1997, Torotel Products, Inc. was accepted into the Voluntary Disclosure Program of the United States Department of Defense, resulting from its failure to perform some required "thermal shock" testing as frequently as required, and inaccurately certifying that all required testing had been performed. On June 27, 2000, Torotel Products entered into a Release and Settlement Agreement with the United States of America. Pursuant to the agreement, Torotel Products agreed to pay an aggregate total of $100,000 over a nineteen-month period. The legal fees associated with the testing deficiencies have amounted to $2,000 during the current fiscal year, $8,000 in fiscal 2000, and $282,000 in aggregate since the investigation began in the third quarter of the fiscal year ended April 30, 1997.

      Torotel believes that certain of its former officers may have been responsible for the misconduct related to the test failures, and are evaluating ways of recovering the costs and damages. Torotel has suspended all principal and interest payments due under a note payable to a former officer since February 1997. As a result, as of October 31, 2000, the aggregate amount due of $541,000, which consists of the outstanding principal of $384,000 plus the accrued interest of $157,000, has been classified as a long-term liability in the accompanying consolidated balance sheet.


Note 10 - Discontinued Subsidiary

      The operations of East Coast Holdings, Inc. (formerly named OPT Industries, Inc.), a wholly owned subsidiary of Torotel, were discontinued in April 1999, and the assets sold to SIGMA Associates, L.L.C. The remaining assets and liabilities related to this subsidiary as of October 31, 2000, are included in the accompanying consolidated balance sheet under the following captions and in the amounts shown:


                Current maturity of note receivable                          $    136,000
                Note receivable, less current maturity                       $    240,000
                Current maturities of long-term debt                         $     81,000
                Trade accounts payable                                       $    446,000
                Accrued liabilities                                          $    159,000
                Long-term debt, less current maturities                      $    146,000


Note 11 - Note Receivable

      Under the original terms, the note receivable from SIGMA Associates, L.L.C. accrued interest at a fixed rate of 8% per annum. However, because of some late payments received beyond the normal 15-day grace period, Torotel exercised its right under the terms of the note to invoke the default rate of interest, which is 5% per annum above the prevailing rate. As a result, the effective rate of interest on the note is now 13% per annum. As of October 31, 2000, all required payments have been received.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION


      The following management comments regarding Torotel's results of operations and outlook should be read in conjunction with the Consolidated Financial Statements included pursuant to Item 1 of this Quarterly Report. The discussion and analysis of the results of operations include the operations of Torotel, Inc. and its subsidiary, Torotel Products, Inc.


SIX MONTHS ENDED OCTOBER 31, 2000 VERSUS SIX MONTHS ENDED OCTOBER 31, 1999

      Net sales increased 2% from $1,663,000 to $1,695,000 because of higher sales of the potted coil assembly for the Hellfire II missile system. There were no shipments of these assemblies during the first quarter last year, since sales are limited to the number of Hellfire II missiles sold to foreign countries by the prime contractor. Torotel has a $159,000 backlog for this product, which is scheduled to ship over the next few quarters. As a result of this factor, plus a 34% increase in order bookings for magnetics products during the first half of fiscal 2001, slightly higher sales are expected in fiscal year 2001.

      Gross profit as a percentage of net sales increased nearly 9% because of lower material and labor costs associated with the product mix and improved labor productivity resulting from ongoing efforts to increase throughput and reduce cycle times.

      Engineering expenses decreased nearly 7% from $90,000 to $84,000 because of a decrease in payroll costs due to a reduction in full-time personnel. Management does not anticipate any significant change in the present level of engineering expenses.

      Selling, general and administrative (SG&A) expenses increased slightly. The SG&A expenses of Torotel, Inc. increased 49% from $53,000 to $79,000 due to a $17,000 increase in professional fees and a $9,000 increase in investor relations costs associated with printing and mailing requirements for the annual shareholders meeting. The SG&A expenses of Torotel Products decreased nearly 8% from $333,000 to $308,000 primarily because of the decrease in payroll costs from both a reduction in full-time personnel and the outsourcing of certain functions. Management does not anticipate any significant change in the present level of SG&A expenses.

      Interest expense decreased nearly 4%. The interest expense of Torotel, Inc. decreased 9% from $34,000 to $31,000 because of a lower principal balance on the guaranteed note with Vista Bank. The interest expense of Torotel Products increased nearly 5% from $22,000 to $23,000 because of the accrual of interest on the note payable to the Torotel Settlement Fund.

      Interest income remained the same.

      Sundry non-operating income increased because of late fees collected pursuant to the terms of the note receivable from SIGMA Associates, L.L.C.

      For the reasons discussed above, the consolidated pretax earnings increased from a loss of $56,000 to a profit of $113,000. The pretax loss of Torotel, Inc. increased from $69,000 to $90,000. The pretax earnings of Torotel Products increased from $13,000 to $203,000.

THREE MONTHS ENDED OCTOBER 31, 2000 VERSUS THREE MONTHS ENDED OCTOBER 31, 1999

      Net sales decreased 4% from $874,000 to $840,000 because of lower shipments of Torotel's magnetics products. The lower shipments resulted from a lower shippable backlog at the beginning of the quarter.

      Gross profit as a percentage of net sales increased nearly 6% because of lower material and labor costs associated with the product mix and improved labor productivity resulting from ongoing efforts to increase throughput and reduce cycle times.

      Engineering expenses decreased nearly 7% from $45,000 to $42,000 because of a decrease in payroll costs due to a reduction in full-time personnel. Management does not anticipate any significant change in the present level of engineering expenses.

      Selling, general and administrative (SG&A) expenses increased slightly. The SG&A expenses of Torotel, Inc. increased 83% from $23,000 to $42,000 due to a $11,000 increase in professional fees and an $8,000 increase in investor relations costs associated with printing and mailing requirements for the annual shareholders meeting. The SG&A expenses of Torotel Products decreased nearly 11% from $171,000 to $153,000 primarily because of a $10,000 decrease in payroll costs from both a reduction in full-time personnel and the outsourcing of certain functions, and an $8,000 decrease in computer training costs. Management does not anticipate any significant change in the present level of SG&A expenses.

      Interest expense remained the same for both Torotel, Inc. and Torotel Products, Inc.

      Interest income increased 11% because of a rate increase on the note receivable from SIGMA Associates, L.L.C., which was part of the consideration received from the sale of substantially all the assets of East Coast Holdings, Inc. (formerly named OPT Industries, Inc.). The rate increase was triggered by late payments on the note.

      Sundry non-operating income increased because of late fees collected pursuant to the terms of the note receivable from SIGMA Associates, L.L.C.

      For the reasons discussed above, the consolidated pretax earnings increased from $20,000 to $62,000. The pretax loss of Torotel, Inc. increased from $30,000 to $46,000. The pretax earnings of Torotel Products increased from $50,000 to $108,000.


LIQUIDITY AND CAPITAL RESOURCES

      Torotel has operated without a revolving credit line since December 1998. Since that time, Torotel has relied on funds generated internally to meet its normal operating requirements and to service bank indebtedness. While continuing operations have provided cash in the last three years, the uncertainty surrounding the outstanding liabilities associated with (i) a terminated merger in fiscal 1999; (ii) the trade debt of a discontinued subsidiary (see Note 10 of Notes to Consolidated Financial Statements); and (iii) the note and interest payable to a former officer (see Note 9 of Notes to Consolidated Financial Statements), raises doubt about Torotel's ability to continue as a going concern. While there is no immediate plan to secure any new financing or capital, management continues to evaluate ways of improving Torotel's liquidity.

      During the six months ended October 31, 2000, Torotel's operations provided $68,000 in cash flow because of pretax earnings.

      Investing activities provided $65,000 in cash flow because of proceeds from the note receivable from

SIGMA Associates, L.L.C. While Torotel did not have any capital expenditures during the six months ended October 31, 2000, it does anticipate approximately $20,000 in capital expenditures during the balance of fiscal 2001.

      Financing activities used $88,000 in cash flow because of decreases in long-term debt.

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

         Torotel did not incur any external costs for its Year 2000 readiness reviews and assessments. Internal costs were not tracked separately; however, these costs were minimal and limited to related payroll costs for certain internal employees and postage for the mailing of questionnaires to suppliers and customers.


Other

      Except for historical information contained herein, certain of the matters discussed above are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbor created by that Act. These statements are based on assumptions about a number of important factors and involve risks and uncertainties that could cause actual results to be different from what is stated here. These risk factors are: decreased demand for products, delays in developing new products, expected orders that do not materialize, loss of key customers, the impact of competition and price erosion as well as supply and manufacturing constraints, and other risks and uncertainties.

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

      Torotel believes that certain of its former officers may have been responsible for the misconduct related to the test failures, and are evaluating ways of recovering the costs and damages. Torotel has suspended all principal and interest payments due under a note payable to a former officer since February 1997. As a result, as of October 31, 2000, the aggregate amount due of $541,000, which consists of the outstanding principal of $384,000 plus the accrued interest of $157,000, has been classified as a long-term liability in the accompanying consolidated balance sheet.

      The remaining liabilities related to a discontinued subsidiary include trade accounts payable of $446,000 (see Note 10 of Notes to Consolidated Financial Statements). Several claims have been filed by vendors for collection of amounts due, and more are expected to be filed. Since the discontinued subsidiary's remaining assets have been assigned as collateral for the remaining bank debt and the debt owed to the United States, and all remaining proceeds are targeted for unpaid payroll taxes, this subsidiary has no other source of income to satisfy its trade debt obligations. This trade debt remains the sole responsibility of this subsidiary. Neither Torotel, Inc. or Torotel Products, Inc. has assumed these obligations. While the claims by vendors may result in judgments against the discontinued subsidiary, neither Torotel, Inc. or Torotel Products, Inc. intends to provide any funds to satisfy the judgments.

Item 4.    Submission of Matters to a Vote of Security Holders

      The annual meeting of stockholders was held in Grandview, Missouri, on Monday, September 18, 2000, to elect a Board of Directors. At the meeting, there were 2,416,351 shares voting, with nominees needing 1,208,176 shares to be elected. Stockholders elected the following individuals to a one-year term on the Board of Directors, with the number of shares voting "FOR" each nominee indicated.

                   Dale H. Sizemore, Jr.        2,385,149
                   Richard A. Sizemore          2,385,149
                   H. James Serrone             2,395,883

Item 6.   Exhibits and Reports on Form 8-K

a)    Exhibit 27 -- Financial Data Schedule (electronic filings only)
b) Reports on Form 8-K -- There were no reports filed on Form 8-K during the three months ended October 31, 2000.

                                   SIGNATURES


      In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Torotel, Inc.
(Registrant)




Date:   December 8, 2000                 /s/  H. James Serrone
      --------------------               ---------------------------------------
                                              H. James Serrone
                                              Vice President of Finance and
                                              Chief Financial Officer