Form 10QSB
period 2001-01-31
TOROTEL INC
filed 2001-03-08
CIK 98752

                                   FORM 10-QSB



               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the quarterly period ended January 31, 2001

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

As of March 8, 2001, there were 2,811,590 shares of Common Stock, $.01 Par Value, outstanding.

                         TOROTEL, INC. AND SUBSIDIARIES



                                      INDEX



PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements

                  Consolidated Balance Sheet as of January 31, 2001               1

                  Consolidated Statements of Operations for the nine months
                           ended January 31, 2001 and 2000                        2

                  Consolidated Statements of Operations for the three months
                           ended January 31, 2001 and 2000                        3

                  Consolidated Statements of Cash Flows for the nine months
                           ended January 31, 2001 and 2000                        4

                  Notes to Consolidated Financial Statements                      5

         Item 2.  Management's Discussion and Analysis or Plan of Operation      10



PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                              13

         Item 4.  Submission of Matters to a Vote of Security Holders            13

         Item 6.     Exhibits and Reports on Form 8-K                            13



SIGNATURES                                                                       14

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEET (Unaudited)
As of January 31, 2001


ASSETS

Current assets:
     Cash                                                          $    192,000
     Accounts receivable, net                                           366,000
     Current maturity of note receivable (Notes 10 and 11)              145,000
     Inventories (Note 3)                                               267,000
     Prepaid expenses and other current assets                           29,000
                                                                   ------------
                                                                        999,000

Property, plant and equipment, net                                      337,000

Note receivable (Notes 10 and 11)                                       199,000

Other assets                                                              2,000
                                                                   ------------

                                                                    $ 1,537,000
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Current maturities of long-term debt (Notes 5 and 10)         $    219,000
     Trade accounts payable (Note 10)                                   796,000
     Accrued liabilities (Note 10)                                      258,000
                                                                   ------------
                                                                      1,273,000

Long-term debt, less current maturities (Notes 5 and 10)                504,000

Note and interest payable to former officer (Note 9)                    551,000

Stockholders' deficit (Notes 6, 7, and 8):
     Common stock, at par value                                          29,000
     Capital in excess of par value                                  10,085,000
     Accumulated deficit                                            (10,700,000)
                                                                   ------------
                                                                       (586,000)
     Less treasury stock, at cost                                       205,000
                                                                   ------------
                                                                       (791,000)


                                                                    $ 1,537,000
                                                                   ============


         The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Nine Months Ended January 31,


                                                            2001                        2000
                                                        ---------------          ---------------
Net sales                                                $  2,537,000              $  2,485,000
Cost of goods sold                                          1,585,000                 1,767,000
                                                        ---------------          ---------------
     Gross profit                                             952,000                   718,000

Operating expenses:
     Engineering                                              127,000                   138,000
     Selling, general and administrative                      581,000                   580,000
                                                        ---------------          ---------------
                                                              708,000                   718,000
                                                         --------------           --------------

     Earnings from operations                                 244,000                        -

Other expense (income):
     Interest expense                                          80,000                    83,000
     Interest income                                          (30,000)                  (27,000)
     Other, net                                                (3,000)                        -
                                                        ---------------          ---------------
                                                               47,000                    56,000
                                                        ---------------          ---------------

     Earnings (loss) before provision for income taxes        197,000                   (56,000)

Provision for income taxes (Note 4)                                 -                         -
                                                        ---------------          ---------------

Net earnings (loss)                                     $     197,000              $    (56,000)
                                                        ===============          ===============


Basic earnings (loss) per share (Note 6)                 $        .07                   $  (.02)
                                                         =============           ===============


Diluted earnings (loss) per share (Note 6)               $        .07                   $  (.02)
                                                         =============           ===============

        The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three Months Ended January 31,


                                                             2001                       2000
                                                        ---------------          ---------------
Net sales                                              $     842,000              $     822,000
Cost of goods sold                                           508,000                    562,000
                                                        --------------            --------------

     Gross profit                                            334,000                    260,000

Operating expenses:
     Engineering                                              43,000                     48,000
     Selling, general and administrative                     194,000                    194,000
                                                        --------------            --------------
                                                             237,000                    242,000
                                                        --------------            --------------

     Earnings from operations                                 97,000                     18,000

Other expense (income):
     Interest expense                                         26,000                     27,000
     Interest income                                         (12,000)                    (9,000)
     Other, net                                               (1,000)                         -
                                                        --------------            --------------
                                                              13,000                     18,000
                                                        --------------            --------------

     Earnings before provision for income taxes               84,000                          -

Provision for income taxes (Note 4)                                -                          -
                                                        --------------            --------------

Net earnings                                           $      84,000               $          -
                                                        ==============            ==============


Basic earnings per share (Note 6)                      $         .03               $          -
                                                        ==============            ==============

Diluted earnings per share (Note 6)                    $         .03               $          -
                                                        ==============            ==============


        The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Nine Months Ended January 31,


                                                                 2001                       2000
                                                            ---------------            ---------------

Cash flows from operating activities:
     Net earnings (loss)                                    $    197,000                $     (56,000)
     Adjustments to reconcile net earnings (loss) to
         net cash provided by operations:
           Depreciation and amortization                          60,000                       84,000
           Increase (decrease) in cash flows from operations
           resulting from changes in:
                Accounts receivable                               48,000                      130,000
                Inventories                                      (67,000)                     206,000
                Prepaid expenses and other assets                (21,000)                     (17,000)
                Trade accounts payable                           (50,000)                     (40,000)
                Accrued liabilities                              (35,000)                     (46,000)
                                                            ---------------            ---------------
Net cash provided by operating activities                        132,000                      261,000
                                                            ---------------            ---------------
Cash flows from investing activities:
     Capital expenditures                                              -                       (2,000)
     Proceeds from note receivable                                97,000                           -
                                                            ---------------            ---------------

     Net cash provided by (used in) investing activities          97,000                       (2,000)
                                                            ---------------            ---------------

Cash flows from financing activities:
     Principal payments on long-term debt                       (154,000)                    (207,000)
     Payments on capital lease obligations                        (9,000)                     (13,000)
     Note and interest payable to former officer                  31,000                       31,000

Net cash provided by (used in) financing activities             (132,000)                    (189,000)
                                                            ---------------            ---------------
Net increase in cash                                              97,000                       70,000
Cash at beginning of period                                       95,000                       51,000
                                                            ---------------            ---------------

Cash at end of period                                       $    192,000                 $    121,000
                                                            ==============              ==============


Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for:
         Interest                                           $    46,000                 $     52,000


        The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 1 - Basis of Presentation

         Torotel specializes in the custom design and manufacture of a wide variety of precision magnetic components, consisting of transformers, inductors, reactors, chokes and toroidal coils. Approximately 90% of Torotel's sales are derived from domestic customers. The accompanying unaudited consolidated financial statements reflect the normal recurring adjustments which are, in the opinion of management, necessary to present fairly Torotel's financial position at January 31, 2001, and the results of operations for the three and nine months ended January 31, 2001.
         The financial statements contained herein should be read in conjunction with Torotel's financial statements and related notes filed on Form 10-KSB for the year ended April 30, 2000.


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


Note 3 - Inventories

         The components of inventories are summarized as follows:

                  Raw materials                         $    46,000
                  Work in process                           169,000
                  Finished goods                             52,000
                                                        -----------
                                                        $   267,000
                                                        ===========

Note 4 - Income Taxes

         Torotel has net operating loss carryforwards available as benefits to reduce future income taxes, subject to applicable limitations. These operating loss carryforwards expire in various amounts in the years 2001 through 2014.
      The difference between the financial and tax bases of assets and liabilities is determined annually. Deferred income taxes and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will, more likely than not, be realized. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets or liabilities.
      The following table summarizes the components of the net deferred tax asset:


           Net operating loss carryforwards                 $         2,834,000
           Inventory valuation reserve                                  201,000
           Tax credit carryforwards                                      58,000
           Other                                                         42,000
                                                            --------------------
                                                                      3,135,000
           Less valuation allowance                                   3,135,000
                                                            --------------------
                                                            $                 -
                                                            ====================


Note 5 - Financing Agreements

         Under the terms of a loan agreement with Vista Bank, N.A. (formerly named Phillipsburg National Bank & Trust Company), Torotel is required to comply with certain covenants. The bank has modified these covenants based on the revised corporate structure subsequent to the sale of ECH assets and the settlement with the U.S. government (see Notes 9 and 10 of Notes to Consolidated Financial Statements). As of January 31, 2001, Torotel was in compliance with these covenants.


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


         YEAR-TO-DATE EPS CALCULATIONS                                     2001                              2000
                                                                     ----------------                ------------------

         Net earnings (loss)                                          $      197,000                   $      (56,000)
         Weighted average common shares outstanding                        2,811,590                        2,811,590
         Incremental shares                                                        -                                -

         Basic earnings (loss) per share                              $          .07                   $         (.02)
         Diluted earnings (loss) per share                            $          .07                   $         (.02)

         No incremental shares are included in the EPS calculations for 2001 because the market price of Torotel's common stock is lower than the exercise price of the stock options under contract. No incremental shares are included in the EPS calculations for 2000 due to the net loss.

      QUARTERLY EPS CALCULATIONS

                                                                           2001                              2000
                                                                     ----------------                ------------------
         Net earnings                                                $        84,000                  $            -
         Weighted average common shares outstanding                        2,811,590                       2,811,590
         Incremental shares                                                        -                               -

         Basic earnings per share                                    $           .03                  $            -
         Diluted earnings per share                                  $           .03                  $            -

         No incremental shares are included in the EPS calculations for either period because the market price of Torotel's common stock is lower than the exercise price of the stock options under contract.


Note 7 - Employee Stock Options

         In accordance with the Incentive Compensation Plan approved by stockholders on September 19, 1994, Torotel reserved 400,000 common shares for issuance to key employees pursuant to the exercise of incentive and non-qualified stock options granted prior to June 20, 2004. The options are accounted for under APB Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations. The incentive stock options have a term of five years when issued and vest 50% per year at the end of each of the first two years. The non-qualified stock options have a term of ten years when issued and vest 25% per year at the end of each of the first four years. The exercise price of each option equals the market price of Torotel's common stock on the date of grant. Accordingly, no compensation cost will be recognized upon the grant of any options.
      As of January 31, 2001, there were no options outstanding under this Plan. The fair values of the options granted previously were estimated on the date of grant using the Black-Scholes options-pricing model. The fair value of the incentive stock options was determined using the following weighted average assumptions: no dividend payments over the life of the options; expected volatility of 106.1%; risk-free interest rate of 6.94%; and expected life of five years. The fair value of the non-qualified stock options was determined using the following weighted average assumptions: no dividend payments over the life of the options; expected volatility of 106.1%; risk-free interest rate of 6.6%; and expected life of ten years.
         Stock option transactions under the 1994 Incentive Compensation Plan for each period are summarized as follows:

                                                                        2001                           2000
                                                             -----------------------------    ------------------------
                                                                 Weighted                      Weighted
                                                                  Shares         Average         Shares      Average
                                                                  Under         Exercise          Under      Exercise
                                                                  Option          Price          Option        Price
                                                             --------------   ------------    ------------   ----------

      Outstanding at beginning of period                              -               -             7,500       $1.00
      Granted                                                         -               -                 -           -
      Exercised                                                       -               -                 -           -
      Forfeited                                                       -               -                 -           -
                                                              -------------                   ------------
      Outstanding at end of period                                    -               -             7,500       $1.00
                                                              =============                   ============

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

                                                                        2001                           2000
                                                             -----------------------------    ------------------------
                                                                 Weighted                      Weighted
                                                                  Shares         Average         Shares      Average
                                                                  Under         Exercise          Under      Exercise
                                                                  Option          Price          Option        Price
                                                             --------------   ------------    ------------   ----------

      Outstanding at beginning of period                            100,000       $  .75         100,000        $  .75
      Granted                                                            -             -               -             -
      Exercised                                                          -             -               -             -
      Forfeited                                                          -             -               -             -
                                                             --------------                   ------------
      Outstanding at end of period                                 100,000        $  .75         100,000        $  .75
                                                             ==============                   ============
      Warrants exercisable at end of period                              -             -               -             -
      Weighted average fair value of
           warrants granted during the year                                            -                             -

The following information applies to warrants outstanding at January 31, 2001:


           Number outstanding                                                           100,000
           Range of exercise prices                                                  $      .75
           Weighted average exercise price                                           $      .75
           Weighted average remaining contractual life                                     2.25 yrs.

Note 9 - Note Payable to Former Officer

         On May 6, 1997, Torotel Products, Inc. was accepted into the Voluntary Disclosure Program of the United States Department of Defense, resulting from its failure to perform some required "thermal shock" testing as frequently as required, and inaccurately certifying that all required testing had been performed. On June 27, 2000, Torotel Products entered into a Release and Settlement Agreement with the United States of America. Pursuant to the agreement, Torotel Products agreed to pay an aggregate total of $100,000 over a nineteen-month period. The legal fees associated with the testing deficiencies have amounted to $2,000 during the current fiscal year, $8,000 in fiscal 2000, and $282,000 in aggregate since the investigation began in the third quarter of the fiscal year ended April 30, 1997.
      Torotel believes that certain of its former officers may have been responsible for the misconduct related to the test failures. While no formal action has been undertaken, Torotel still intends to recover the costs and damages. Torotel has suspended all principal and interest payments due under a note payable to a former officer since February 1997. As a result, as of January 31, 2001, the aggregate amount due of $551,000, which consists of the outstanding principal of $384,000 plus the accrued interest of $167,000, has been classified as a long-term liability in the accompanying consolidated balance sheet.


Note 10 - Discontinued Subsidiary

      The operations of East Coast Holdings, Inc. (formerly named OPT Industries, Inc.), a wholly owned subsidiary of Torotel, were discontinued in April 1999, and the assets sold to SIGMA Associates, L.L.C. The remaining assets and liabilities related to this subsidiary as of January 31, 2001, are included in the accompanying consolidated balance sheet under the following captions and in the amounts shown:

                Current maturity of note receivable                 $    140,000
                Note receivable, less current maturity              $    204,000
                Current maturities of long-term debt                $     83,000
                Trade accounts payable                              $    442,000
                Accrued liabilities                                 $    132,000
                Long-term debt, less current maturities             $    123,000

Note 11 - Note Receivable

         Under the original terms, the note receivable from SIGMA Associates, L.L.C. accrued interest at a fixed rate of 8% per annum. In September 2000, Torotel exercised its right under the terms of the note to invoke the default rate of interest, which is 5% per annum above the prevailing rate, because some payments were received beyond the normal 15-day grace period. As a result, the effective rate of interest on the note is presently 13% per annum. However, because recent payments have been received on a timely basis, Torotel has agreed to revert back to the original interest rate of 8% per annum beginning with the payment due on March 19, 2001.

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

NINE MONTHS ENDED JANUARY 31, 2001 VERSUS NINE MONTHS ENDED JANUARY 31, 2000

      Net sales increased 2% from $2,485,000 to $2,537,000 because of higher sales of the potted coil assembly for the Hellfire II missile system. There were no shipments of these assemblies during the first and third quarters last year, since sales are limited to the number of Hellfire II missiles sold to foreign countries by the prime contractor. Torotel presently has a $111,000 backlog for this product, which is scheduled to ship over the next three quarters. Torotel has experienced a 43% increase in order bookings for its magnetics products during the first nine months of fiscal 2001, which has Torotel's magnetics backlog at its highest level in nearly three years.
         Gross profit as a percentage of net sales increased nearly 9% primarily because of lower material and labor costs associated with the product mix and improved labor productivity resulting from ongoing efforts to increase throughput and reduce cycle times.
         Engineering expenses decreased 8% from $138,000 to $127,000 because of a decrease in payroll costs due to a reduction in full-time personnel. Management does not anticipate any significant change in the present level of engineering expenses.
         Selling, general and administrative (SG&A) expenses increased slightly. The SG&A expenses of Torotel, Inc. increased 20% from $89,000 to $107,000 primarily because of a $13,000 increase in professional fees and a $5,000 increase in investor relations costs associated with printing and mailing requirements for the annual shareholders meeting. The SG&A expenses of Torotel Products decreased 3% from $491,000 to $474,000 primarily because of a $54,000 decrease in payroll costs from both a reduction in full-time personnel and the outsourcing of certain functions, an $8,000 decrease in utilities costs, and a $4,000 decrease in depreciation expense. These decreases were offset by an $18,000 accrual for incentive compensation awards, an $8,000 increase in customer fast-pay discounts, an $8,000 increase in insurance costs resulting from a return premium in the prior year, a $7,000 increase in building maintenance and repair costs, a $5,000 increase in sales commissions, and a $3,000 increase in rental costs. Management does not anticipate any significant change in the present level of SG&A expenses.
         Interest expense decreased nearly 4%. The interest expense of Torotel, Inc. decreased 8% from $50,000 to $46,000 because of a lower principal balance on the guaranteed note with Vista Bank. The interest expense of Torotel Products increased 3% from $33,000 to $34,000 because of the accrual of interest on the note payable to the Torotel Settlement Fund.
         Interest income increased 11% because of a rate increase on the note receivable from SIGMA Associates, L.L.C., which was part of the consideration received from the sale of substantially all the assets of East Coast Holdings, Inc. (formerly named OPT Industries, Inc.). The rate increase was triggered by late payments on the note.

         Sundry non-operating income increased because of late fees collected pursuant to the terms of the note receivable from SIGMA Associates, L.L.C.
      For the reasons discussed above, the consolidated pretax earnings increased from a loss of $56,000 to a profit of $197,000. The pretax loss of Torotel, Inc. increased from $112,000 to $120,000. The pretax earnings of Torotel Products increased from $56,000 to $317,000.


THREE MONTHS ENDED JANUARY 31, 2001 VERSUS THREE MONTHS ENDED JANUARY 31, 2000

      Net sales increased 2% from $822,000 to $842,000 because of higher sales of the potted coil assembly for the Hellfire II missile system. There were no shipments of these assemblies during the third quarter last year, since sales are limited to the number of Hellfire II missiles sold to foreign countries by the prime contractor.
         Gross profit as a percentage of net sales increased 8% primarily because of lower material costs associated with the product mix.
         Engineering expenses decreased 10% from $48,000 to $43,000 because of a decrease in payroll costs due to a reduction in full-time personnel. Management does not anticipate any significant change in the present level of engineering expenses.
      Selling, general and administrative (SG&A) expenses remained unchanged at $194,000. The SG&A expenses of Torotel, Inc. decreased 22% from $36,000 to $28,000 primarily because of a decrease in professional fees. The SG&A expenses of Torotel Products increased 5% from $158,000 to $166,000 primarily because of an $18,000 accrual for incentive compensation awards and an $8,000 increase in insurance costs resulting from a return premium in the prior year. These increases were offset partially by a $16,000 decrease in payroll costs from both a reduction in full-time personnel and the outsourcing of certain functions and a $2,000 decrease in depreciation expense. Management does not anticipate any significant change in the present level of SG&A expenses.
         Interest expense decreased nearly 4%. The interest expense of Torotel, Inc. decreased 6% from $16,000 to $15,000 because of a lower principal balance on the guaranteed note with Vista Bank. The interest expense of Torotel Products remained unchanged at $11,000.
         Interest income increased 33% because of a rate increase on the note receivable from SIGMA Associates, L.L.C., which was part of the consideration received from the sale of substantially all the assets of East Coast Holdings, Inc. (formerly named OPT Industries, Inc.). The rate increase was triggered by late payments on the note.
         Sundry non-operating income increased because of late fees collected pursuant to the terms of the note receivable from SIGMA Associates, L.L.C.
         For the reasons discussed above, the consolidated pretax earnings increased from breakeven to $84,000. The pretax loss of Torotel, Inc. decreased from $43,000 to $30,000. The pretax earnings of Torotel Products increased from $43,000 to $114,000.


LIQUIDITY AND CAPITAL RESOURCES

         Torotel has operated without a revolving credit line since December 1998. Since that time, Torotel has relied on funds generated internally to meet its normal operating requirements and to service bank indebtedness. While continuing operations have provided cash in the last three years, the uncertainty surrounding the outstanding liabilities associated with (i) a terminated merger in fiscal 1999; (ii) the trade debt of a discontinued subsidiary (see Note 10 of Notes to Consolidated Financial Statements); and (iii) the note and interest payable to a former officer (see
Note 9 of Notes to Consolidated Financial Statements), raises doubt about Torotel's ability to continue as a going concern. While there is no immediate plan to secure any new financing or capital, management continues to evaluate ways of improving Torotel's liquidity.
      During the nine months ended January 31, 2001, Torotel's operations provided $132,000 in cash flow because of pretax earnings.
         Investing activities provided $97,000 in cash flow because of proceeds from the note receivable from SIGMA Associates, L.L.C. While Torotel did not have any capital expenditures during the nine months ended January 31, 2001, it does anticipate approximately $5,000 in capital expenditures during the balance of fiscal 2001.
         Financing activities used $132,000 in cash flow because of decreases in long-term debt.
         Management believes that inflation will have only a minimal effect on future operations since such effects will be offset by sales price increases, which are not expected to have a significant effect upon demand.


Year 2000 Issues

         Torotel has not experienced any Year 2000 problems with its information technology systems. Management had determined that Torotel's hardware and software applications were Year 2000 compliant based on extensive testing and vendor certifications. In addition, management had polled its significant suppliers and customers and, based on these responses, had determined that its operation did not appear to be vulnerable to a third parties' failure to remediate their own Year 2000 issues. Management also tested various equipment items to verify their Year 2000 functionality.
         Torotel did not incur any external costs for its Year 2000 readiness reviews and assessments. Internal costs were not tracked separately; however, these costs were minimal and limited to related payroll costs for certain internal employees and postage for the mailing of questionnaires to suppliers and customers.


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

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         On May 6, 1997, Torotel Products, Inc. was accepted into the Voluntary Disclosure Program of the United States Department of Defense, resulting from its failure to perform some required "thermal shock" testing as frequently as required, and inaccurately certifying that all required testing had been performed. On June 27, 2000, Torotel Products entered into a Release and Settlement Agreement with the United States of America. Pursuant to the agreement, Torotel Products agreed to pay an aggregate total of $100,000 over a nineteen-month period. The legal fees associated with the testing deficiencies have amounted to $2,000 during the current fiscal year, $8,000 in fiscal 2000, and $282,000 in aggregate since the investigation started in the third quarter of the fiscal year ended April 30, 1997.
         Torotel believes that certain of its former officers may have been responsible for the misconduct related to the test failures. While no formal action has been undertaken, Torotel still intends to recover the costs and damages. Torotel has suspended all principal and interest payments due under a note payable to a former officer since February 1997. As a result, as of January 31, 2001, the aggregate amount due of $551,000, which consists of the outstanding principal of $384,000 plus the accrued interest of $167,000, has been classified as a long-term liability in the accompanying consolidated balance sheet.
         The remaining liabilities related to a discontinued subsidiary include trade accounts payable of $442,000 (see Note 10 of Notes to Consolidated Financial Statements). Several claims have been filed by vendors for collection of amounts due, and more are expected to be filed. Since the discontinued subsidiary's remaining assets have been assigned as collateral for the remaining bank debt and the debt owed to the United States, and remaining proceeds are targeted for unpaid payroll taxes, this subsidiary has no other source of income to satisfy its trade debt obligations. This trade debt remains the sole responsibility of this subsidiary. Neither Torotel, Inc. or Torotel Products, Inc. has assumed these obligations. While the claims by vendors may result in judgments against the discontinued subsidiary, neither Torotel, Inc. or Torotel Products, Inc. intends to provide any funds to satisfy the judgments.

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

Item 6.   Exhibits and Reports on Form 8-K

a)  None.

b) Reports on Form 8-K -- There were no reports filed on Form 8-K during the three months ended January 31, 2001.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Torotel, Inc.
(Registrant)




Date:   March 8, 2001                      /s/   H. James Serrone
        -------------                      -----------------------------------
                                           H. James Serrone
                                           Vice President of Finance and
                                           Chief Financial Officer