Form 10KSB40
period 2001-04-30
TOROTEL INC
filed 2001-07-30
CIK 98752

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 2001


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
Common Stock, $.01 par value                             NONE


Securities registered under Section 12(g) of the Exchange Act:

                                      NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                             ---   ---
Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this Form 10-KSB, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                 ---
The issuer's revenues for the most recent fiscal year were $3,480,000.

The aggregate market value of the voting stock held by non-affiliates, based on the closing sale price of the over-the-counter market on July 20, 2001, was $470,000. As of July 20, 2001, there were 2,811,590 shares of Common Stock, $.01 Par Value, outstanding.

                                  TOROTEL, INC.

                                   FORM 10-KSB

                        Fiscal Year Ended April 30, 2001


                                TABLE OF CONTENTS

PART I

     Item 1.  Business                                                       1

     Item 2.  Properties                                                     3

     Item 3.  Legal Proceedings                                              4

     Item 4.  Submission of Matters to a Vote of Security Holders            4

PART II

     Item 5.  Market for Common Equity and Related Stockholder Matters       5

     Item 6.  Management's Discussion and Analysis or Plan of Operation      6

     Item 7.  Financial Statements and Supplementary Data                    9

     Item 8.  Changes In and Disagreements With Accountants on
                  Accounting and Financial Disclosure                        9

PART III

     Item 9.  Directors, Executive Officers, Promoters and Control
                  Persons, Compliance With Section 16(a) of the
                  Exchange Act                                              25

     Item 10. Executive Compensation                                        25

     Item 11. Security Ownership of Certain Beneficial Owners and
                  Management                                                27

     Item 12. Certain Relationships and Related Transactions                29

     Item 13. Exhibits and Reports on Form 8-K                              29

SIGNATURES                                                                  30

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

         On April 19, 1999, Torotel, Inc. sold substantially all of the assets of East Coast Holdings, Inc. ("ECH"), a wholly-owned subsidiary formerly named OPT Industries, Inc., to Shared Information Group Management Associates, LLC ("SIGMA"), an investor group led by Peter B. Caloyeras, for approximately $2.7 million (see Note O of Notes to Consolidated Financial Statements). The assets sold included the land, buildings, equipment, inventories, order backlog and intellectual property, such as company name, patents, and product designs. The Caloyeras investor group presently controls and operates other companies in the magnetic component and power conversion industry. Mr. Caloyeras is the beneficial owner, as defined in Rule 13d-3(a) under the Securities Exchange Act of 1934, of 198,900 shares of Torotel Common Stock. Mr. Caloyeras also served as Torotel's Chief Executive Officer for a short time in February and March, 1999, until such time as a contemplated merger with Mr. Caloyeras' company, Electronika, Inc., was terminated. Since the name "OPT Industries" was part of the assets sold to SIGMA, Torotel changed the subsidiary's corporate name to East Coast Holdings, Inc.

         Torotel was incorporated under the laws of the State of Missouri in 1956. Its offices are located at 13402 South 71 Highway, Grandview, Missouri, and its telephone number is (816) 761-6314. The term "Company" as used herein includes Torotel, Inc. and its subsidiaries, unless the context otherwise requires.

TOROTEL PRODUCTS

Products

         Torotel Products designs and manufactures a wide variety of magnetic components for use in military, aerospace and industrial electronic applications. These magnetic components, which consist of transformers, inductors, reactors, chokes, and toroidal coils, are used to modify and control electrical voltages and currents in electronic devices. For example, if equipment containing one of these components receives an electrical voltage or current which is too high for proper operation of the equipment, the component would modify and control the electrical voltage or current to allow proper operation of the equipment. While Torotel Products primarily manufactures the components in accordance with pre-developed mechanical and electrical requirements, in some cases it will be responsible for both the overall design and manufacture of the components. The magnetic components are sold to manufacturers who incorporate them into an end-product. The major applications include aircraft navigational equipment, voice and data secure communications, medical equipment, telephone and avionics equipment, and conventional missile guidance systems.

Marketing and Customers

         Historically, nearly all sales have been to the military market; however, now approximately 63% of the annual sales come from select commercial markets, such as aerospace and telecommunications. While efforts to diversify have been successful, Torotel Products' primary market remains the military. As a result, the business of Torotel Products is subject to various risks including, without limitation, dependence on government appropriations and program allocations, and the competition for available military business. Torotel Products' sales do not represent a significant portion of any particular market.

         Torotel Products markets its components primarily through a direct sales force and a few independent manufacturers' representatives paid on a commission basis. In addition, Torotel Products is an approved source on numerous applications, and generally is automatically solicited for any procurement needs for such applications. The magnetic components manufactured by Torotel Products are sold primarily in the United States, and most sales are awarded on a competitive bid basis. Although all existing orders are subject to schedule changes or cancellation, adequate financial compensation is usually provided in such instances to protect from suffering a loss on a contract.

         Torotel Products has a primary base of 40 customers that provide over 90% of its annual sales volume. This customer base includes many "Fortune 100" prime defense and aerospace companies. Torotel Products' primary strategy focuses on providing superior service to this core group of customers, including engineering support and new product design. The objective is to achieve growth with these customers, or other targeted companies that possess the potential for inclusion into the core group. In the fiscal year ended April 30, 2001, sales to two major customers amounted to 12% and 10% of the net sales of Torotel Products.

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

Environmental Laws

         In fiscal 2001, Torotel Products incurred training costs of approximately $18,000 to help ensure compliance with federal, state and local regulations on the proper handling, storage, disposal, and discharge of hazardous materials into the environment, or otherwise relating to the protection of employees, the community, and the environment. Torotel Products anticipates similar costs to be incurred in the fiscal year ending April 30, 2002.

Employees

         Torotel Products presently employs approximately 45 full-time employees. An adequate supply of qualified personnel is available in the facility's immediate vicinity. Torotel Products' production employees are represented by the International Association of Machinists and Aerospace Workers, AFL-CIO, Lodge No. 778. The current labor contract expires on May 31, 2003. There have been no interruptions of production as a result of labor disputes.

ITEM 2.  Properties

         The company owns a two-building complex with approximately 29,000 square feet located in Grandview, Missouri. This facility is occupied by Torotel Products, and also serves as the Company's executive offices. As of April 30, 2001, this property was subject to a first deed of trust securing indebtedness in the amount of $397,000.

         The Company believes that its existing facilities and equipment are well maintained and in good operating condition. Present utilization of the existing facilities is less than 50% of maximum capacity.

ITEM 3.  Legal Proceedings

         The remaining liabilities related to the discontinued operations of ECH include trade accounts payable of $440,000 (see Note O of Notes to Consolidated Financial Statements). Several claims have been filed by ECH vendors for collection of amounts due, and more could be filed. Since ECH's remaining assets have been assigned as collateral for the remaining bank debt and the debt owed to the United States (see Note M of Notes to Consolidated Financial Statements), and most of the remaining proceeds are targeted for unpaid payroll taxes, ECH has no other source of income to satisfy its trade debt obligations. This trade debt remains the sole responsibility of ECH. Neither Torotel, Inc. or Torotel Products, Inc. has assumed these obligations. While the claims by ECH vendors may result in judgments against ECH, neither Torotel, Inc. or Torotel Products, Inc. intends to provide any funds to satisfy the judgments.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters

(a)      Market Information

                  Trading in Torotel's common stock is conducted on the over-the-counter "bulletin board" market under the symbol "TTLO".

         PRICE RANGE OF COMMON STOCK

         The following table sets forth the high and low sales prices of Torotel's common stock as obtained from the OTC Bulletin Board website at www.otcbb.com. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                              2001                            2000
                                    -------------------------        ------------------------
         FISCAL PERIOD                HIGH              LOW            HIGH             LOW
         -------------              --------          -------        -------          -------

              First Quarter         0.250             0.080          0.219            0.020
              Second Quarter        0.390             0.125          0.250            0.030
              Third Quarter         0.260             0.110          0.150            0.080
              Fourth Quarter        0.375             0.125          0.375            0.080

(b)      Approximate Number of Equity Security Holders

                                                        Approximate Number of
                                                            Record Holders
                 Title of Class                          as of April 30, 2001
         ----------------------------               ----------------------------
         Common Stock, $.01 par value                          1,500 (1)

         (1) Included in the number of stockholders of record are shares held in "nominee" or "street" name.

(c)      Dividend History and Restrictions

         Torotel has never paid a cash dividend on its common stock and has no present intention of paying cash dividends in the foreseeable future. Torotel's present borrowing agreements prohibit the payment of cash dividends without the prior consent of the lender.

(d)      Dividend Policy

         Future dividends, if any, will be determined by the Board of Directors in light of the circumstances then existing, including Torotel's earnings, financial requirements, general business conditions and credit agreement restrictions.

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


2001 Compared to 2000

      Net sales increased 5% from $3,324,000 to $3,480,000 because of a $99,000 increase in sales of the potted coil assembly for the Hellfire II missile system and a $57,000 increase in sales of magnetics products. There were no shipments of the potted coil assembly during the first and third quarters in fiscal 2000, since sales of this assembly have been limited to the number of Hellfire II missiles sold to foreign countries by the prime contractor. Torotel presently has a $66,000 backlog for this product, which is scheduled to ship over the next two quarters, and an additional order is expected in fiscal year 2002. Torotel experienced a 26% increase in order bookings for its magnetics products during fiscal year 2001, which contributed to a 53% increase in Torotel's magnetics backlog. As a result, management anticipates a slight increase in sales in fiscal year 2002.

         Gross profit as a percentage of net sales increased nearly 8% primarily because of increased sales volume, lower material and labor costs associated with the product mix, and improved labor productivity resulting from ongoing efforts to increase throughput and reduce cycle times.

         Engineering expenses decreased nearly 6% from $181,000 to $171,000 because of a decrease in payroll costs due to a reduction in full-time personnel. Management does anticipate a slight increase in the present level of engineering expenses.

         Selling, general and administrative (SG&A) expenses increased slightly. The SG&A expenses of Torotel, Inc. increased 10% from $121,000 to $133,000 primarily because of an increase in professional fees. The SG&A expenses of Torotel Products decreased slightly from $641,000 to $636,000 primarily because of a $31,000 decrease in payroll costs from both a reduction in full-time personnel and the outsourcing of certain functions, a $10,000 decrease in depreciation expense, a $7,000 decrease in computer training costs, a $6,000 decrease in property taxes, a $5,000 decrease in advertising costs, and a $4,000 decrease in utilities costs. These decreases were offset by a $36,000 accrual for incentive compensation awards, an $8,000 increase in customer fast-pay discounts, an $8,000 increase in insurance costs resulting from a return premium in the prior year, a $7,000 increase in building maintenance and repair costs, a $6,000 increase in sales commissions, and a $3,000 increase in rental costs. Management does anticipate a slight increase in the present level of SG&A expenses.

         Interest expense decreased 7%. The interest expense of Torotel, Inc. decreased 9% from $66,000 to $60,000 because of a lower principal balance on the guaranteed note with Vista Bank. The interest expense of Torotel Products decreased 4% from $47,000 to $45,000 because of the accrual of interest on the note payable to the Torotel Settlement Fund.

         Interest income increased 8% because of a temporary rate increase on the note receivable from SIGMA, which was part of the consideration received from the sale of substantially all of the assets of

East Coast Holdings, Inc. (formerly named OPT Industries, Inc.). The rate increase was triggered by late payments on the note.

         Sundry non-operating income decreased because of a $386,000 credit in fiscal 2000 for the final resolution of the penalty discussed in Note M of Notes to Consolidated Financial Statements.

      For the reasons discussed above, the consolidated pretax earnings decreased from $375,000 to a $317,000. The pretax loss of Torotel, Inc. remained unchanged at $151,000. The pretax earnings of Torotel Products decreased from $526,000 to $468,000.

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

         Selling, general and administrative (SG&A) expenses decreased nearly 46%. The SG&A expenses of Torotel, Inc. decreased 73% from $455,000 to $121,000 due to a $236,000 decrease in professional fees associated with last year's terminated merger with Electronika, Inc., a $50,000 decrease in accounting/auditing fees, a $16,000 decrease in real estate taxes, an $11,000 decrease in directors' fees, an $8,000 decrease in AMEX fees, a $7,000 decrease in investor relations costs, and a $6,000 decrease in travel costs. The SG&A expenses of Torotel Products decreased 32% from $944,000 to $641,000 due to a concerted effort to reduce costs and preserve cash. Major spending changes include an $114,000 decrease in payroll costs due to a reduction in personnel, a $39,000 decrease in advertising costs, a $35,000 decrease in workers' compensation insurance costs due to a surplus distributed by the insurance fund, a $25,000 decrease in utilities costs, a $13,000 decrease in professional fees due to the settlement of the litigation that was ongoing in the prior year, and an $11,000 decrease in building maintenance costs. Other reductions include a $28,000 decrease in depreciation expense, a $10,000 decrease in sales commissions due to lower sales volume, a $10,000 decrease in copier costs, a $9,000 decrease in educational costs, and a $9,000 decrease in insurance costs. Management anticipates a slight decrease in SG&A expenses in fiscal year 2001.

         Interest expense increased 27%. The interest expense of Torotel, Inc. increased 61% from $41,000 to $66,000 due to the interest incurred on the guaranteed note with Vista Bank. The interest expense of Torotel Products decreased slightly from $48,000 to $47,000 due to a lower aggregate borrowing level.

         Interest income increased $36,000 due to the interest earned on the note receivable from SIGMA which was part of the consideration received from the sale of substantially all of the assets of East Coast Holdings, Inc. (formerly named OPT Industries, Inc.).

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

Liquidity and Capital Resources

         The Company has operated without a revolving credit line since December 1998. As a result, the Company relies on funds generated internally to meet its normal operating requirements and to service bank indebtedness. While there is no immediate plan to secure any new financing, management continues to evaluate ways of improving the Company's liquidity position.

         During the year ended April 30, 2001, the Company's operations provided $270,000 in cash flow because of pretax earnings.

         Investing activities provided $131,000 in cash flow because of proceeds from the note receivable from SIGMA. While Torotel had only $1,000 in capital expenditures during fiscal 2001, it does anticipate approximately $25,000 in capital expenditures during fiscal 2002.

         Financing activities used $175,000 in cash flow because of decreases in long-term debt.

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

ITEM 7.  Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Certified Public Accountants                            10

Consolidated Balance Sheet as of April 30, 2001                               11

Consolidated Statements of Operations for the years ended
      April 30, 2001 and 2000                                                 12

Consolidated Statement of Changes in Stockholders' Deficit for
      the period May 1, 1999 through April 30, 2001                           13

Consolidated Statements of Cash Flows for the years ended
      April 30, 2001 and 2000                                                 14

Notes to Consolidated Financial Statements                                    15


ITEM 8.  Changes in and Disagreements With Accountants on Accounting and
                 Financial Disclosure

         None.

REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Torotel, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Torotel, Inc. and Subsidiaries as of April 30, 2001, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended April 30, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Torotel, Inc. and Subsidiaries as of April 30, 2001 and the consolidated results of their operations and their cash flows for the years ended April 30, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.


/s/   Grant Thornton LLP

Kansas City, Missouri
June 5, 2001

CONSOLIDATED BALANCE SHEET
As of April 30, 2001

ASSETS
Current assets:
     Cash                                                                                        $    321,000
     Trade and other receivables, less allowance for doubtful accounts
         of $21,000 (Notes A and D)                                                                   405,000
     Current maturity of note receivable (Notes D and O)                                              148,000
     Inventories (Notes A and C)                                                                      264,000
     Prepaid expenses and other current assets                                                         13,000
                                                                                               --------------
                                                                                                    1,151,000

Property, plant and equipment (Notes A and D):
     Land                                                                                             189,000
     Buildings and improvements                                                                       563,000
     Equipment                                                                                      1,128,000
                                                                                               --------------
                                                                                                    1,880,000
     Less accumulated depreciation and amortization                                                 1,558,000
                                                                                               --------------
                                                                                                      322,000

Note receivable, less current maturity (Notes D and O)                                                161,000

Other assets                                                                                            2,000
                                                                                               --------------

                                                                                                 $  1,636,000
                                                                                               ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Current maturities of long-term debt (Notes D, M and O)                                     $    195,000
     Trade accounts payable (Note O)                                                                  800,000
     Accrued liabilities (Notes J and O)                                                              276,000
                                                                                               --------------
                                                                                                    1,271,000

Long-term debt, less current maturities (Notes D, M and O)                                            475,000

Note and interest payable to former officer (Notes K and M)                                           561,000

Commitments and contingencies (Note F)                                                                      -

Stockholders' deficit (Notes D, G, H, I, and L):
     Common stock, $.01 par value; 6,000,000 shares authorized;
         2,882,795 shares issued                                                                       29,000
     Capital in excess of par value                                                                10,085,000
     Accumulated deficit                                                                          (10,580,000)
                                                                                               --------------
                                                                                                     (466,000)
     Less cost of treasury stock, 71,205 shares                                                       205,000
                                                                                               --------------
                                                                                                     (671,000)
                                                                                               --------------

                                                                                                 $  1,636,000
                                                                                               ==============


         The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF OPERATIONS
Year ended April 30,

                                                                                    2001             2000
                                                                              --------------    --------------
Net sales                                                                       $  3,480,000     $  3,324,000
Cost of goods sold                                                                 2,158,000        2,315,000
                                                                               -------------    -------------

          Gross profit                                                             1,322,000        1,009,000

Operating expenses:
     Engineering                                                                     171,000          181,000
     Selling, general and administrative (Note N)                                    769,000          762,000
                                                                              --------------   --------------
                                                                                     940,000          943,000
                                                                              --------------   --------------

          Earnings from operations                                                   382,000           66,000

Other expense (income):
     Interest expense                                                                105,000          113,000
     Interest income                                                                 (39,000)         (36,000)
     Other, net (Notes M and N)                                                       (1,000)        (386,000)
                                                                              ---------------- --------------
                                                                                      65,000         (309,000)
                                                                              ---------------  --------------

          Earnings before provision for income taxes                                 317,000          375,000

Provision for income taxes (Note E)                                                     -                -

Net earnings                                                                    $    317,000     $    375,000
                                                                              ===============  ===============


Basic earnings per share (Notes H and I)                                               $ .11            $ .13
                                                                                       ======           ======

Diluted earnings per share (Notes H and I)                                             $ .11            $ .13
                                                                                       ======           ======

        The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

                                                              Capital in                      Treasury         Total
                                               Common         Excess of       Accumulated      Stock,      Stockholders'
                                  Shares        Stock         Par Value         Deficit       at cost         Deficit
                               -----------  ------------   ---------------  ---------------  -----------  ---------------
Balance, May 1, 1999            2,882,795    $1,442,000     $  8,672,000      $(11,272,000)  $(205,000)     $(1,363,000)

     Net earnings                   -             -                -               375,000        -             375,000
     Change in par value            -        (1,413,000)       1,413,000           -              -               -
                               -----------  ------------   ---------------  ---------------  -----------  ---------------

Balance, April 30, 2000         2,882,795    $   29,000      $10,085,000      $(10,897,000)  $(205,000)     $  (988,000)

     Net earnings                   -             -                -               317,000        -             317,000
                               -----------  ------------   ---------------  ---------------  -----------  ---------------

Balance, April 30, 2001         2,882,795    $   29,000      $10,085,000      $(10,580,000)  $(205,000)     $  (671,000)
                               ===========  ============   ===============  ===============  ===========  ===============


         The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Year ended April 30,

                                                                                       2001             2000
                                                                                --------------   --------------
Cash flows from operating activities:
    Net earnings                                                                $     317,000    $      375,000
    Adjustments to reconcile net earnings to net cash
       provided by operations:
            Loss on disposition of fixed assets                                         2,000              -
            Gain on settlement of government penalty                                        -          (386,000)
            Depreciation and amortization                                              74,000           111,000
            Increase (decrease) in cash flows from operations resulting from changes in:
                Trade and other receivables                                             9,000            23,000
                Inventories                                                           (64,000)          222,000
                Prepaid expenses and other assets                                      (5,000)           10,000
                Trade accounts payable                                                (46,000)         (139,000)
                Accrued liabilities                                                   (17,000)           28,000
                                                                                -------------    --------------
Net cash provided by operations                                                       270,000           244,000
                                                                                -------------    --------------

Cash flows from investing activities:
    Capital expenditures                                                               (1,000)           (2,000)
    Proceeds from note receivable                                                     132,000                -
                                                                                -------------    ---------------
Net cash provided by (used in) investing activities                                   131,000            (2,000)
                                                                                -------------    ---------------

Cash flows from financing activities:
    Principal payments on long-term debt                                             (208,000)         (228,000)
    Payments on capital lease obligations                                              (8,000)          (11,000)
    Note and interest payable to former officer                                        41,000            41,000
                                                                                --------------   ---------------
Net cash used in financing activities                                                (175,000)         (198,000)
                                                                                --------------   ---------------

Net increase in cash                                                                  226,000            44,000
Cash beginning of year                                                                 95,000            51,000
                                                                                --------------   ---------------

Cash end of year                                                                $     321,000    $       95,000
                                                                                ==============   ===============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
        Cash paid during the year for:
              Interest                                                          $      58,000    $       71,000


        The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Torotel specializes in the custom design and manufacture of a wide variety of precision magnetic components, consisting of transformers, inductors, reactors, chokes and toroidal coils. Approximately 94% of Torotel's sales are derived from domestic customers. The following summarizes the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements.

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

Fair Value of Financial Instruments

         Cost approximates market for all financial instruments as of April 30, 2001 and 2000.

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

Employee Stock Option Plan

         The employee stock option plan is accounted for under Accounting Principles Board (APB) Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. This opinion requires that for options granted at less than fair market value, a compensation charge must be recognized for the difference between the exercise price and fair market value.

Advertising Costs

         Advertising costs are expensed as incurred. Advertising costs for the years ended April 30, 2001 and 2000 were $1,000 and $4,000, respectively.

NOTE B - FUTURE LIQUIDITY

         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. At April 30, 2001, the Company had negative working capital of $120,000, compared to negative working capital of $734,000 and $921,000 at April 30, 2000 and 1999, respectively. The Company has been profitable in each of the past five quarters, and in six of the last seven. Furthermore, continuing operations have provided cash in the last four years, and based on its current forecast for fiscal 2002, management believes operating cash sufficient for at least one year will be generated. In addition, management believes the outstanding liabilities associated with the terminated merger in fiscal 1999 with Electronika, Inc., the trade debt from the discontinued operations of ECH (see Note O of Notes to Consolidated Financial Statements), and the note and interest payable to a former officer (see Notes K and M of Notes to Consolidated Financial Statements), will be settled at amounts significantly lower than that carried on the balance sheet. Management continues to evaluate the Company's liquidity position and believes it has taken all necessary steps to provide the Company with adequate liquidity to continue in existence.

NOTE C - INVENTORIES

         The following table summarizes the components of inventories:

              Raw materials                                         $     65,000
              Work in process                                            175,000
              Finished goods                                              24,000
                                                                   -------------
                                                                     $   264,000
                                                                   =============

NOTE D - FINANCING AGREEMENTS

         Torotel Products has a $451,000 note with Vista Bank, N.A. (formerly named Phillipsburg National Bank & Trust Company) dated December 23, 1997. Under the terms of the note, the outstanding balance currently bears interest at a fixed rate of 9% per annum through March 18, 2002, thereafter the rate will be adjusted annually and will fluctuate up to 1/2% over the bank's base lending rate. The note requires monthly principal and interest payments of $4,613. The note, which is guaranteed by Torotel, Inc., has a maturity date of December 19, 2012, and is collateralized by a first mortgage on the land and buildings in Grandview, Missouri. As of April 30, 2001, the outstanding balance was $397,000.

         On April 19, 1999, Torotel, as guarantor of the bank debt of its discontinued ECH subsidiary, executed a Modification Agreement to an existing ECH loan with Vista Bank with a principal balance of $495,000. The loan is collateralized by the trade accounts receivable, inventories and equipment of Torotel Products, and the note receivable from SIGMA (see Note O of Notes to Consolidated Financial Statements). Under the terms of the loan, the outstanding balance bears interest at a fixed rate of 8.0% per annum and has a maturity date of April 1, 2003. During the first year, the loan required monthly interest only payments. Starting May 1, 2000, the loan required monthly payments of principal and interest in equal amounts necessary to pay off the balance owed in 36 monthly payments. As of April 30, 2001, the outstanding balance was $191,000. The Company is required to comply with certain covenants including restrictions on the payment of cash dividends. As of April 30, 2001, the Company was in compliance with all covenants.

         Pursuant to a settlement of the Voluntary Disclosure of its failure to perform some required testing as frequently as required, the Company entered into an interest-free promissory note with the United States of America for $100,000 (see Note M of Notes to Consolidated Financial Statements). The terms of the note require an initial payment of $10,000 followed by eighteen monthly installments of $5,000. The note is collateralized by the trade accounts receivable, inventories and equipment of Torotel Products, and the note receivable from SIGMA. This collateral position is junior to the security interest of Vista Bank. As of April 30, 2001, the remaining unpaid balance was $40,000.

         Pursuant to a settlement that ended a class action alleging racial discrimination in hiring by Torotel Products, Inc., the Company entered into an unsecured promissory note for $200,000. The terms of the note require eight quarterly installments of $25,000, the first six of which were to be interest-free. As of April 30, 2001, Torotel had paid six of the installments plus $10,000 toward the seventh installment. Pursuant to the terms of the note, interest accrues on the remaining unpaid balance at the rate of 9% per annum. As of April 30, 2001, the outstanding balance on the note was $35,000.

         Information concerning the Company's long-term indebtedness is as follows:

            Note payable to Vista Bank, maturing December 2012                   $   397,000
            Term loan payable to Vista Bank, maturing April 2003                     191,000
            Note payable to United States of America, maturing December 2001          40,000
            Note payable to Settlement Fund, maturing February 2000                   35,000
            Installment contract payable                                               2,000
            Capitalized lease obligation (Note F)                                      5,000
                                                                                ------------
                                                                                     670,000
            Less: Current maturities                                                 195,000
                                                                                ------------

                                                                                 $   475,000
                                                                                ============

         The amount of long-term debt maturing in each of the next five years is as follows:

             April 30,                             Amount
             ---------                          ------------
                2002                            $   195,000
                2003                                122,000
                2004                                 24,000
                2005                                 27,000
                2006                                 29,000
             Thereafter                             273,000
                                                ------------

                                                $   670,000
                                                ============

NOTE E - INCOME TAXES

         The provision for income taxes reflected in the consolidated statements of operations differs from the amounts computed at the federal statutory tax rates. The principal differences between the statutory income tax expense and the effective provision for income taxes are summarized as follows:

                                                                        2001             2000
                                                                    ------------     ------------
               Computed tax expense at statutory rates               $    85,000      $ 116,000
               Utilization of net operating loss carryforwards           (85,000)      (116,000)
               (Increase) decrease in deferred tax assets                243,000        127,000
               Increase (decrease) in valuation allowance               (504,000)      (127,000)
               Expiration of net operating loss carryforwards            219,000           -
               Expiration of tax credit carryforwards                     42,000           -
                                                                    ------------     ------------

                                                                     $      -         $    -
                                                                    ============     ============


         The Company has available as benefits to reduce future income taxes, subject to applicable limitations, the following estimated net operating loss ("NOL") carryforwards:

               Year of                                NOL
             Expiration                         Carryforward
             ----------                        -------------
                2003                           $   1,416,000
                2007                                 340,000
                2009                                 495,000
                2010                                 694,000
                2011                                 319,000
                2012                                 889,000
                2013                                 801,000
                2014                               2,932,000
                                               -------------

                                               $   7,886,000
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

         The following table summarizes the components of the net deferred tax asset:

              Net operating loss carryforwards                $ 2,445,000
              Inventory valuation reserve                         190,000
              Tax credit carryforwards                             20,000
              Other                                                43,000
                                                           --------------
                                                                2,698,000
              Less valuation allowance                          2,698,000
                                                           --------------

                                                              $     -
                                                           ==============


NOTE F - COMMITMENTS AND CONTINGENCIES

         The Company is party to eight non-cancelable operating leases used in the performance of its business. In addition, in fiscal 1998, Torotel Products entered into a lease financing arrangement for a phone system. The initial capitalized cost of this equipment was $39,000 with a discount rate of 15% implicit in the lease agreement. This lease is presented in the consolidated financial statements as a capital lease.

         Future minimum lease payments are as follows:

                                    Capital         Operating
                April 30,            Lease            Leases
                ---------        ------------      -----------
                   2002          $      5,000      $    31,000
                   2003               -                 23,000
                   2004               -                 14,000
                   2005               -                 -
                   2006               -                 -
                                 ------------      -----------

                                 $      5,000      $    68,000
                                 ============      ===========

         Equipment recorded under capital leases amounted to $14,000, net of accumulated depreciation of $25,000 as of April 30, 2001.

         Total rent expense for all operating leases for the years ended April 30, 2001 and 2000 was $29,000 and $21,000, respectively.

NOTE G - EMPLOYEE INCENTIVE PLANS

Incentive Compensation Plan

         On September 19, 1994, the shareholders approved the Incentive Compensation Plan. All key employees are eligible to participate in the Plan. The Plan provides for participants to receive incentive payments in cash and/or Torotel common stock based on targeted pretax earnings, as defined in the Plan. There were $36,000 in incentive compensation awards under the Plan during the year ended April 30, 2001. There were no awards under the Plan during the year ended April 30, 2000.

Employee Stock Option Plans

         In accordance with the 1982 Incentive Compensation Plan, the Company reserved 630,000 common shares for issuance to key employees pursuant to the exercise of incentive and non-qualified stock options granted prior to May 20, 1992. At April 30, 2001, no options were exercisable and no options were available for future grants. Stock option transactions under the 1982 Incentive Compensation Plan for each period are summarized as follows:

                                 Shares Under                Option Price
                                    Option                     Per Share
                               ---------------           -------------------
Balance, May 1, 1999                 3,357                     $1.70
    Exercised                         -                           -
    Forfeited                         -                           -
                               ---------------
Balance, April 30, 2000              3,357                     $1.70
    Exercised                         -                           -
    Forfeited                       (3,357)                    $1.70
                               ---------------

Balance, April 30, 2001                -                          -
                               ===============

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

         Stock option transactions under the 1994 Incentive Compensation Plan for each period are summarized as follows:

                                                        2001                              2000
                                             ---------------------------      --------------------------
                                                              Weighted                        Weighted
                                              Shares          Average          Shares         Average
                                              Under           Exercise         Under          Exercise
                                              Option           Price           Option           Price
                                             ---------       -----------      ---------      -----------
Outstanding at beginning of year                 -               -             7,500           $1.00
     Granted                                     -               -               -                -
     Exercised                                   -               -               -                -
     Forfeited                                   -               -            (7,500)          $1.00
                                             ---------                        ---------
Outstanding at end of year                       -               -               -                -
                                             =========                        =========

Employee Stock Purchase Plan

         The Company has an Employee Stock Purchase Plan which allows employees to purchase Torotel common stock at a formula price which approximates market value. The Plan enables employees to purchase stock through payroll deductions of up to 10% of their compensation. The Company matches one-half of the employee's contribution. Stock purchased under the Plan is restricted from transfer for one year after the date of issuance. There were no expenses under the Plan during the years ended April 30, 2001 and 2000.

401(k) Retirement Plans

         Torotel merged the two 401(k) Retirement Plans for Torotel Products' union and non-union employees into one Plan. Employer contributions to the Plan are at the discretion of the Board of Directors. Employer contributions to the Plan were $4,000 for the years ended April 30, 2001 and 2000, respectively.

NOTE H - EARNINGS PER SHARE

         Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE, requires dual presentation of basic and diluted EPS on the face of the statement of earnings regardless of whether basic and diluted EPS are the same; and requires a reconciliation of the numerator and denominator used in computing basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion 15. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Pursuant to SFAS No. 128, the basic and diluted earnings per common share were computed as follows:

                                                         2001             2000
                                                 ---------------- ----------------
Net earnings                                     $      317,000    $     375,000
Weighted average common shares outstanding            2,811,590        2,811,590
Incremental shares                                        -                 -

Basic earnings per share                         $          .11    $         .13
Diluted earnings per share                       $          .11    $         .13


No incremental shares are included in the EPS calculations for either fiscal year due to the market price of the Company's common stock being lower than the exercise price of the stock options under contract.

NOTE I - STOCK WARRANTS

         In connection with the acquisition of ECH in fiscal 1994, warrants to purchase 66,667 shares of Torotel's common stock at $1.50 per share were issued to Chemical Bank New Jersey N.A. The warrants expire on September 1, 2003.

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

         Stock warrant transactions for each period are summarized as follows:

                                                       2001                                2000
                                            ------------------------------      -----------------------------
                                                               Weighted                             Weighted
                                             Shares            Average           Shares            Average
                                              Under            Exercise           Under            Exercise
                                             Warrant             Price           Warrant             Price
                                            ---------         ------------      ---------        ------------
Outstanding at beginning of year             100,000             $  .75          100,000            $  .75
     Granted                                    -                  -                -                  -
     Exercised                                  -                  -                -                  -
     Forfeited                                  -                  -                -                  -
                                            ---------                           ---------

Outstanding at end of year                   100,000             $  .75          100,000            $  .75
                                            =========                           =========

Warrants exercisable at year-end                -                  -                -                  -
Weighted average fair value of
    warrants granted during the year                               -                                   -

The following information applies to warrants outstanding at April 30, 2001:

              Number outstanding                                                             100,000
              Range of exercise prices                                                        $  .75
              Weighted average exercise price                                                 $  .75
              Weighted average remaining contractual life                                  2.0 years


NOTE J - ACCRUED LIABILITIES

         Accrued liabilities consist of the following:

              Employee related expenses                                                          $    151,000
              Other, including interest                                                               125,000
                                                                                                 -------------

                                                                                                 $    276,000

NOTE K - NOTE PAYABLE TO FORMER OFFICER

         The Company has a $429,000 promissory note with Alfred F. Marsh, former President of Torotel, Inc., dated July 10, 1996. The amount of this note consists of the principal sum of $250,000 from a note executed in April 1986, plus $179,000 of accrued unpaid interest. For the year ended April 30, 2001, the

Company accrued $41,000 in interest on the note. The outstanding balance of this unsecured note bears interest at a fixed rate of 10% per annum. The note requires monthly principal and interest payments of $10,881, and matured on July 1, 2000. Under the terms of the note, no payments shall be made to Mr. Marsh as long as any default condition exists under the terms of the loan with Vista Bank, unless the bank has waived the default condition prior to any payment. As of April 30, 2001, the aggregate amount due under the note is $561,000, which consists of the outstanding principal balance of $384,000 plus accrued interest of $177,000. The Company has suspended all payments under the note due to the reasons discussed in Note M of Notes to Consolidated Financial Statements.

NOTE L - DIVIDEND RESTRICTIONS

         The Company's loan agreement prohibits the payment of cash dividends without the prior consent of Vista Bank.

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

         On June 27, 2000, Torotel Products entered into a Release and Settlement Agreement with the United States of America. Pursuant to the agreement, Torotel Products is required to make an initial payment of $10,000 followed by eighteen monthly installments of $5,000, for an aggregate total of $100,000 (see Note D of Notes to Consolidated Financial Statements). As a result of this settlement, the Company recorded a credit to earnings of $386,000 in the fourth quarter of its fiscal year ended April 30, 2000. As of April 30, 2001, the remaining unpaid balance was $40,000.

         The Company believes that certain of its former officers may have been responsible for the misconduct related to the test failures, and are evaluating ways of recovering the costs and damages. The Company has suspended all principal and interest payments due under a note payable to a former officer (see Note K of Notes to Consolidated Financial Statements) since February 1997. As a result, as of April 30, 2001, the aggregate amount due of $561,000, which consists of the outstanding principal of $384,000 plus the accrued interest of $177,000, has been classified as a long-term liability in the accompanying consolidated balance sheet.

         The legal fees associated with the DOD investigation have amounted to $3,000 during the current fiscal year, $8,000 in fiscal 2000, and $283,000 in aggregate since the investigation started in the third quarter of the fiscal year ended April 30, 1997.

NOTE N - SPECIAL CHARGES AND CREDITS

         For the year ended April 30, 2001, selling, general and administrative expenses as presented in the accompanying consolidated statements of operations included special charges of $3,000 for legal fees associated with the DOD investigation discussed in Note M of Notes to Consolidated Financial Statements.

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

NOTE O - DISCONTINUED SUBSIDIARY

         The operations of East Coast Holdings, Inc. (formerly named OPT Industries, Inc.), a wholly owned subsidiary of Torotel, were discontinued in April 1999, and substantially all of the assets sold to SIGMA for approximately $2.7 million. A $441,000 note receivable from SIGMA was part of the purchase price. This note accrues interest at a fixed rate of 8% per annum and has a maturity date of April 19, 2003. During the first year, the note required monthly interest only payments. Starting May 19, 2000, the note requires monthly payments of principal and interest in equal amounts necessary to pay off the full balance owed in 36 monthly payments. In September 2000, Torotel exercised its right under the terms of the note to invoke the default rate of interest, which is 5% per annum above the prevailing rate, because some payments were received beyond the normal 15-day grace period. As a result, the effective rate of interest on the note was temporarily increased to 13% per annum. However, because recent payments have been received on a timely basis, Torotel agreed to revert back to the original interest rate of 8% per annum beginning with the payment due on March 19, 2001.

         The remaining assets and liabilities related to ECH as of April 30, 2001, are included in the accompanying consolidated balance sheet under the following captions and in the amounts shown:

Current maturity of note receivable                                 $    148,000
Note receivable, less current maturity                              $    161,000
Current maturities of long-term debt                                $     92,000
Trade accounts payable                                              $    440,000
Accrued liabilities                                                 $    114,000
Long-term debt, less current maturities                             $     99,000


NOTE P - INFORMATION ABOUT MAJOR CUSTOMERS

         For the year ended April 30, 2001, sales to two major customers amounted to 12% and 10% of consolidated net sales. For the year ended April 30, 2000, sales to one major customer amounted to 13% of consolidated net sales.

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

         Dale H. Sizemore, Jr., age 49
         Chairman of the Board, President and Chief Executive Officer of Torotel, Inc.
         President of Torotel Products, Inc.

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

         Richard A. Sizemore, age 41
         President of Interactive Design, Inc.

                  Mr. Sizemore became a Director of the Company in 1995. He has been owner and President of Interactive Design, Inc. in Lenexa, Kansas, since 1987. He holds a B.S. degree in electrical engineering and an M.B.A. from the University of Kansas.

         H. James Serrone, age 46
         Vice President of Finance, Chief Financial Officer, and Secretary of Torotel, Inc.
         Vice President of Finance and General Manager of Torotel Products, Inc.

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

                           Summary Compensation Table

                                                                               Long-Term
                                      Annual Compensation                     Compensation
                              -----------------------------------------      ---------------
           Name and                                                             Options           All Other
     Principal Position         Year            Salary          Bonus            Awarded          Compensation
----------------------------   ------         ----------      ---------      ---------------      ------------

Dale H. Sizemore, Jr. (a)       2001          $   -0-          $   -0-             -0-            $        -0-
President and                   2000          $   -0-          $   -0-             -0-            $        -0-
Chief Executive Officer         1999          $   -0-          $   -0-             -0-            $       1,500

Christian T. Hughes (b)         1999          $125,000         $   -0-             -0-            $        -0-
President and
Chief Operating Officer

Peter B. Caloyeras (c)          1999          $   -0-          $   -0-             -0-            $        -0-
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

Aggregate Option Exercises and Fiscal Year-End Option Value

         There were no stock option exercises made during the last completed fiscal year and the executive officers identified above did not have any unexercised stock options as of April 30, 2001.

Compensation of Directors

         During the fiscal year ended April 30, 2001, Dale H. Sizemore, Jr. and Richard A. Sizemore received no compensation, but $16,500 remains due and payable to both individuals as of April 30, 2001. This amount consists of $6,000 from both fiscal years ended April 30, 2001 and 2000, and $4,500 from the fiscal year ended April 30, 1999.

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management

         Certain Beneficial Owners

         The following persons beneficially own more than 5% of the outstanding Common Stock of Torotel, Inc. as of July 20, 2001:

         Name and Address                   Amount Beneficially               Percent
         of Beneficial Owner                     Owned                       of Class
         -------------------                -------------------              --------

         Richard A. Sizemore                      214,868     (a), (e)        7.6%
         Linda V. Sizemore
         8356 Hallet
         Lenexa, KS  66215

         Gregory M. Sizemore                      203,852     (b), (e)        7.3%
         Julie Sizemore
         12735 Mohawk Circle
         Leawood, KS  66209

         Dale H. Sizemore, Jr.                    179,003     (c), (e)        6.4%
         Carol J. Sizemore
         2705 W. 121st Terrace
         Leawood, KS  66209

         Paulette A. Durso                        112,169     (d), (e)        4.0%
         James T. Durso
         4131 E. Hancock Drive
         Phoenix, AZ  85028

         Sizemore Enterprises                     200,506     (e)             7.1%
         2705 W. 121st Terrace
         Leawood, KS  66209

         Caloyeras Family Partnership, L.P.       207,900     (f)             7.4%
         2041 W. 139th Street
         Gardena, CA  90249

         Thomas E. Foster                         142,100                     5.1%
         5506 Brite Drive
         Bethesda, MD  20817


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

(d) James T. Durso and Paulette A. Durso are husband and wife. Mr. and Mrs. Durso's individual direct ownership is 9,000 and 103,169 shares, respectively.

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


Management

         The following table sets forth the individuals serving on the Board of Directors, the Company's executive officers and significant employees, and information with respect to the number of shares of the Company's common stock beneficially owned by each of them directly or indirectly, as of June 29, 2001. The number of shares beneficially owned includes shares, if any, held in the name of the spouse, minor children, or other relative of the individual living in his home, as well as shares, if any, held in the name of another person under an arrangement whereby the individual enjoys the right to vote or the use of the income, or whereby the individual can vest or revest title in himself at once or at some future time. The business address of each person listed below is 13402 South 71 Highway, Grandview, Missouri 64030. Dale H. Sizemore, Jr., both a Director and executive officer, and Richard A. Sizemore, a Director, are brothers.

         Name and Address                   Amount Beneficially               Percent
         of Beneficial Owner                     Owned                       of Class
         -------------------                -------------------              --------


         Dale H. Sizemore, Jr.                    229,130     (a)             8.1%
         Chairman of the Board,
         President and
         Chief Executive Officer

         Richard A. Sizemore                      264,995     (b)             9.4%
         Director

         H. James Serrone                           6,916                     0.4%
         Vice President and
         Chief Financial Officer

         Directors and Executive                  504,398                    17.9%
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

ITEM 12.  Certain Relationships and Related Transactions

         Indebtedness to Former Officer

         The Company has a $429,000 promissory note with Alfred F. Marsh, former President of Torotel, Inc., dated July 10, 1996. The amount of this note consists of the principal sum of $250,000 from a note executed in April 1986, plus $179,000 of accrued unpaid interest. For the year ended April 30, 2001, the Company incurred $41,000 in interest on the note. The outstanding balance of this unsecured note bears interest at a fixed rate of 10% per annum. The note requires monthly principal and interest payments of $10,881, and matured on July 1, 2000. Under the terms of the note, no payments shall be made to Mr. Marsh as long as any default condition exists under the terms of the loan with Vista Bank, unless the bank has waived the default condition prior to any payment. As of April 30, 2001, the aggregate amount due under the note is $561,000, which consists of the outstanding principal balance of $384,000 plus accrued interest of $177,000. The Company has suspended all payments under the note due to the reasons discussed in Note M of Notes to Consolidated Financial Statements.

ITEM 13.  Exhibits and Reports on Form 8-K

(a)      Exhibits (Electronic Filing Only)

              Exhibit 21            Subsidiaries of the Registrant

(b)      Reports on Form 8-K

              There were no reports filed on Form 8-K during the fourth quarter of the year ended April 30, 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Torotel, Inc.
(Registrant)



By:       /s/  H. James Serrone
         -------------------------------------
         H. James Serrone
         Vice President of Finance and
         Chief Financial Officer

         Date:     July 24, 2001
                ------------------

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:       /s/  Dale H. Sizemore, Jr.
         -------------------------------------
         Dale H. Sizemore, Jr.
         Chairman of the Board, President,
         Chief Executive Officer
         and Director

         Date:     July 24, 2001
                -----------------------------


By::      /s/  Richard A. Sizemore
         --------------------------------------------
         Richard A. Sizemore
         Director

         Date:     July 24, 2001
                --------------------


By::      /s/  H. James Serrone
         --------------------------------------------
         H. James Serrone
         Vice President of Finance,
         Chief Financial Officer,
         and Secretary

         Date:     July 24, 2001
                --------------------