Form 10QSB
period 2001-07-31
TOROTEL INC
filed 2001-09-14
CIK 98752

                                   FORM 10-QSB



               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the quarterly period ended July 31, 2001

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

As of September 12, 2001, there were 2,811,590 shares of Common Stock, $.01 Par Value, outstanding.

                         TOROTEL, INC. AND SUBSIDIARIES



                                      INDEX



PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheet as of July 31, 2001               1

                  Consolidated Statements of Operations for the three months
                           ended July 31, 2001 and 2000                        2

                  Consolidated Statements of Cash Flows for the three months
                           ended July 31, 2001 and 2000                        3

                  Notes to Consolidated Financial Statements                   4

         Item 2.  Management's Discussion and Analysis or Plan of Operation    9


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                           11

         Item 6.  Exhibits and Reports on Form 8-K                            11


SIGNATURES                                                                    12

PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements

CONSOLIDATED BALANCE SHEET (Unaudited)
As of July 31, 2001

ASSETS

Current assets:
    Cash                                                    $     368,000
    Accounts receivable, net                                      413,000
    Current maturity of note receivable (Note 10)                 151,000
    Inventories (Note 3)                                          294,000
    Prepaid expenses and other current assets                      31,000
                                                            -------------
                                                                1,257,000

Property, plant and equipment, net                                308,000

Note receivable, less current maturity (Note 10)                  122,000

Other assets                                                        3,000
                                                            -------------

                                                              $ 1,690,000
                                                            =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Current maturities of long-term debt (Note 10)            $   144,000
    Note payable to former officer (Note 9)                       150,000
    Deferred gain on settlement with former officer (Note 9)      411,000
    Trade accounts payable (Note 10)                              764,000
    Accrued liabilities (Note 10)                                 265,000
                                                            -------------
                                                                1,734,000

Long-term debt, less current maturities (Note 10)                 446,000

Stockholders' deficit (Notes 5, 6 and 7):
    Common stock, at par value                                     29,000
    Capital in excess of par value                             10,085,000
    Accumulated deficit                                       (10,399,000)
                                                            -------------
                                                                 (285,000)
    Less treasury stock, at cost                                  205,000
                                                            -------------
                                                                 (490,000)
                                                            -------------

                                                              $ 1,690,000
                                                            =============

      The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three Months Ended July 31,

                                                         2001       2000
                                                      ---------  ---------
Net sales                                             $ 945,000  $ 855,000
Cost of goods sold                                      539,000    551,000
                                                      ---------  ---------

    Gross profit                                        406,000    304,000

Operating expenses:
    Engineering                                          43,000     42,000
    Selling, general and administrative                 202,000    192,000
                                                      ---------  ---------
                                                        245,000    234,000
                                                      ---------  ---------

    Earnings from operations                            161,000     70,000

Other expense (income):
    Interest expense                                     13,000     27,000
    Interest income                                      (6,000)    (8,000)
                                                      ---------  ---------
                                                          7,000     19,000
                                                      ---------  ---------

    Earnings before provision for income taxes
        and extraordinary item                          154,000     51,000

Provision for income taxes (Note 4)                           -          -
                                                      ---------  ---------

    Earnings before extraordinary item                  154,000     51,000

Extraordinary item (Note 8):
    Gain on settlements of debt                          27,000          -
                                                      ---------  ---------

Net earnings                                          $ 181,000  $  51,000
                                                      =========  =========

Basic earnings per share (Note 5):
    Earnings before extraordinary item                    $ .05      $ .02
    Extraordinary item                                      .01          -
                                                          -----      -----
                                                          $ .06      $ .02
                                                          =====      =====

Diluted earnings per share (Note 5):
    Earnings before extraordinary item                    $ .05      $ .02
    Extraordinary item                                      .01          -
                                                          -----      -----
                                                          $ .06      $ .02
                                                          =====      =====

     The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Three Months Ended July 31,

                                                          2001        2000
                                                        --------    --------
Cash flows from continuing operating activities:
  Net earnings                                          $181,000    $ 51,000
  Adjustments to reconcile net earnings to net cash
    provided by operations:
     Gain on settlements of debt                         (27,000)          -
     Depreciation and amortization                        14,000      22,000
     Increase (decrease) in cash flows from
       operations resulting from changes in:
         Accounts receivable                              (8,000)    (41,000)
         Inventories                                     (30,000)      2,000
         Prepaid expenses and other assets               (19,000)    (55,000)
         Trade accounts payable                          (15,000)     52,000
         Accrued liabilities                              (5,000)    (16,000)
                                                        --------    --------

Net cash provided by operating activities                 91,000      15,000
                                                        --------    --------

Cash flows from investing activities:
  Proceeds from note receivable                           36,000      32,000
                                                        --------    --------

Net cash provided by investing activities                 36,000      32,000
                                                        --------    --------

Cash flows from financing activities:
  Principal payments on long-term debt                   (78,000)    (48,000)
  Payments on capital lease obligations                   (2,000)     (2,000)
  Note and interest payable to former officer                  -      10,000
                                                        --------    --------

Net cash used in financing activities                    (80,000)    (40,000)
                                                        --------    --------

Net increase in cash                                      47,000       7,000
Cash beginning of three-month period                     321,000      95,000
                                                        --------    --------

Cash end of three-month period                          $368,000    $102,000
                                                        ========    ========


Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for:
    Interest                                            $ 13,000    $ 26,000

        The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation

         Torotel specializes in the custom design and manufacture of a wide variety of precision magnetic components, consisting of transformers, inductors, reactors, chokes and toroidal coils. Approximately 94% of Torotel's sales are derived from domestic customers. The accompanying unaudited consolidated financial statements reflect the normal recurring adjustments which are, in the opinion of management, necessary to present fairly Torotel's financial position at July 31, 2001, and the results of operations for the three months ended July 31, 2001.
         The financial statements contained herein should be read in conjunction with Torotel's financial statements and related notes filed on Form 10-KSB for the year ended April 30, 2001.

Note 2 - Future Liquidity

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Torotel as a going concern. At July 31, 2001, Torotel had negative working capital of $66,000 (exclusive of the deferred gain described in Note 9 of Notes to Consolidated Financial Statements), compared to negative working capital of $120,000, $734,000 and $921,000 at April 30, 2001, 2000 and 1999, respectively. Torotel has been profitable in each of the past six quarters, and in seven of the last eight. Furthermore, continuing operations have provided cash in the last four years, and based on its current forecast for fiscal 2002, management believes operating cash sufficient for at least one year will be generated. In addition, management believes the outstanding liabilities associated with the terminated merger in fiscal 1999 with Electronika, Inc. and the trade debt from a discontinued subsidiary (see Note 10 of Notes to Consolidated Financial Statements) will be settled at amounts significantly lower than that carried on the balance sheet. Management continues to evaluate the Torotel's liquidity position and believes it has taken all necessary steps to provide Torotel with adequate liquidity to continue in existence.

Note 3 - Inventories

         The components of inventories are summarized as follows:

                  Raw materials               $    80,000
                  Work in process                 195,000
                  Finished goods                   19,000
                                              -----------
                                              $   294,000
                                              ===========

Note 4 - Income Taxes

     The company has net operating loss carryforwards available as benefits to reduce future income taxes, subject to applicable limitations. These operating loss carryforwards expire in various amounts in the years 2003 through 2014.

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

      The following table summarizes the components of the net deferred tax asset:

           Net operating loss carryforwards       $2,383,000
           Inventory valuation reserve               190,000
           Tax credit carryforwards                   20,000
           Other                                      43,000
                                                  ----------
                                                   2,636,000
           Less valuation allowance                2,636,000
                                                  ----------
                                                  $        -
                                                  ==========

Note 5 - Earnings Per Share

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

     YEAR-TO-DATE EPS CALCULATIONS                      2001         2000
                                                    -----------   ----------
        Net earnings                                $   181,000   $    51,000
        Weighted average common shares outstanding    2,811,590     2,811,590
        Incremental shares                                    -             -

        Basic earnings per share                    $       .06   $       .02
        Diluted earnings per share                  $       .06   $       .02

        No incremental shares are included in the EPS calculations for either period due to the market price of Torotel's common stock being lower than the exercise price of the stock equivalents under contract.

Note 6 - Employee Stock Options

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

         As of July 31, 2001, there were no options outstanding under this Plan. The fair values of the options granted previously were estimated on the date of grant using the Black-Scholes options-pricing model. The fair value of the incentive stock options was determined using the following weighted average assumptions: no dividend payments over the life of the options; expected volatility of 106.1%; risk-free interest rate of 6.94%; and expected life of five years. The fair value of the non-qualified stock options was determined using the following weighted average assumptions: no dividend payments over the life of the options; expected volatility of 106.1%; risk-free interest rate of 6.6%; and expected life of ten years.

Note 7 - Stock Warrants

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

         Stock warrant transactions for each period are summarized as follows:

                                                       2001                               2000
                                             -------------------------          -------------------------
                                             Weighted                           Weighted
                                              Shares          Average            Shares          Average
                                               Under          Exercise            Under          Exercise
                                               Option          Price             Option           Price
                                             --------         --------          --------         --------
Outstanding at beginning of period            100,000         $  .75             100,000          $  .75
Granted                                          -               -                  -               -
Exercised                                        -               -                  -               -
Forfeited                                        -               -                  -               -
                                             --------                           --------
Outstanding at end of period                  100,000         $  .75             100,000          $  .75
                                             ========                           ========

Warrants exercisable at end of period            -               -                  -               -
     Weighted average fair value of
          warrants granted during the year                       -                                  -

The following information applies to warrants outstanding at July 31, 2001:

        Number outstanding                           100,000
        Range of exercise prices                      $  .75
        Weighted average exercise price               $  .75
        Weighted average remaining contractual life     1.75 yrs.

Note 8 - Extraordinary Item

         For the three months ended July 31, 2001, the extraordinary item as presented in the accompanying consolidated statements of operations includes a gain of $27,000 resulting from the settlement of old liabilities at amounts lower than that originally recorded.


Note 9 - Note Payable to Former Officer and Deferred Gain on Settlement

         On May 6, 1997, Torotel Products, Inc. was accepted into the Voluntary Disclosure Program of the United States Department of Defense, resulting from its failure to perform some required "thermal shock" testing as frequently as required, and inaccurately certifying that all required testing had been performed. On June 27, 2000, Torotel Products entered into a Release and Settlement Agreement with the United States of America. Pursuant to the agreement, Torotel Products agreed to pay an aggregate total of $100,000 over a nineteen-month period. The aggregate legal fees associated with the testing deficiencies amounted to $292,000 during the course of the investigation.

      Torotel believed that certain of its former officers may have been responsible for the misconduct related to the test failures. In February 1997, Torotel suspended all principal and interest payments due under a note payable to Alfred F. Marsh, former president and chief executive officer of Torotel. As of April 30, 2001, the aggregate amount due under the note was $561,000, which consisted of the outstanding principal of $384,000 plus accrued interest of $177,000.

         In consideration of a payment of $150,000, Marsh has agreed to forgive the remaining debt balance of $234,000 and all accrued unpaid interest relating to the note. In return, Torotel has agreed not to pursue any claims against Marsh for costs and penalties incurred by Torotel as a result of the thermal shock testing investigation. Torotel intends to borrow $75,000 to cover half of the payment. The remaining $75,000 will be paid out of existing cash.

         As a result of this settlement, Torotel will record a credit to net earnings of $411,000 in the second quarter ending October 31, 2001.


Note 10 - Discontinued Subsidiary

         The operations of East Coast Holdings, Inc. (formerly named OPT Industries, Inc.), a wholly-owned subsidiary of Torotel, were discontinued in April 1999, and the assets sold to Shared Information Group

Management Associates, L.L.C ("SIGMA"). The remaining assets and liabilities related to this subsidiary as of July 31, 2001, are included in the accompanying consolidated balance sheet under the following captions and in the amounts shown:

                Current maturity of note receivable           $    151,000
                Note receivable, less current maturity        $    122,000
                Current maturities of long-term debt          $     94,000
                Trade accounts payable                        $    435,000
                Accrued liabilities                           $    103,000
                Long-term debt, less current maturities       $     75,000

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

THREE MONTHS ENDED JULY 31, 2001 VERSUS THREE MONTHS ENDED JULY 31, 2000

         Net sales increased nearly 11% from $855,000 to $945,000 because of increased sales of magnetics products resulting from a higher shippable backlog at the beginning of the quarter. While Torotel has experienced a 17% decrease in order bookings for its magnetics products during the first quarter of fiscal year 2002, its magnetics backlog remains 32% higher than at this time a year ago. The slower magnetics bookings were offset by a $177,000 order for the potted coil assembly for the Hellfire II missile system, which will be shipping during the second and third quarter of this fiscal year. As a result, management still anticipates a slight increase in sales in fiscal year 2002.

      Gross profit as a percentage of net sales increased 7% primarily because of increased sales volume, lower material costs associated with the product mix, and improved labor productivity resulting from ongoing efforts to increase throughput.

         Engineering expenses increased 2% from $42,000 to $43,000 due to higher payroll costs. Management does anticipate a slight increase in the present level of engineering expenses during the next few quarters.

         Selling, general and administrative (SG&A) expenses increased 5% from $192,000 to $202,000. The SG&A expenses of Torotel, Inc. decreased 19% from $37,000 to $30,000 primarily because of a decrease in professional fees. The SG&A expenses of Torotel Products increased 11% from $155,000 to $172,000 primarily because of an $8,000 increase in workers compensation insurance costs due to a dividend received last year, a $7,000 accrual for incentive compensation awards, a $4,000 increase in payroll costs, a $4,000 increase in liability insurance costs, and a $3,000 increase in professional fees. These increases were offset by a $6,000 decrease in depreciation expense and a $3,000 decrease in sales commissions.

         Interest expense decreased 52%. The interest expense of Torotel, Inc. decreased 73% from $15,000 to $4,000 because of the settlement reached on the note payable to a former officer (see Note 9 of Notes to Consolidated Financial Statements) and a lower principal balance on the guaranteed note with Vista Bank. The interest expense of Torotel Products decreased 25% from $12,000 to $9,000 because of lower debt balances.

         Interest income decreased 25% from $8,000 to $6,000 due to a lower principal balance on the note receivable from SIGMA.

         For the reasons discussed above, the consolidated pretax earnings increased from $51,000 to $154,000. The pretax loss of Torotel, Inc. decreased from $44,000 to $28,000. The pretax earnings of Torotel Products increased from $95,000 to $182,000.

LIQUIDITY AND CAPITAL RESOURCES

         Torotel relies on funds generated internally to meet its normal operating requirements and to service bank indebtedness. While there is no immediate plan to secure any new financing, management continues to evaluate ways of improving Torotel's liquidity position.

         During the three months ended July 31, 2001, Torotel's operations provided $91,000 in cash flow because of operating earnings.

         Investing activities provided $36,000 in cash flow because of proceeds from the note receivable from SIGMA. While Torotel did not have any capital expenditures during the three months ended July 31, 2001, it does anticipate approximately $15,000 in capital expenditures during the balance of fiscal 2002.

         Financing activities used $80,000 in cash flow because of decreases in long-term debt.

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

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         The remaining liabilities related to a discontinued subsidiary include trade accounts payable of $435,000 (see Note 10 of Notes to Consolidated Financial Statements). Several claims have been filed by vendors for collection of amounts due, and more could be filed. Since the discontinued subsidiary's remaining assets have been assigned as collateral for the remaining bank debt and the debt owed to the United States, and most of the remaining proceeds are targeted for unpaid payroll taxes, this subsidiary has no other source of income to satisfy its trade debt obligations. This trade debt remains the sole responsibility of the discontinued subsidiary. Neither Torotel, Inc. or Torotel Products, Inc. has assumed these obligations. While the claims by vendors may result in judgments against the discontinued subsidiary, neither Torotel, Inc. or Torotel Products, Inc. intends to provide any funds to satisfy the judgments.


Item 6.   Exhibits and Reports on Form 8-K

     a)   Exhibits -- None

     b) Reports on Form 8-K -- There were no reports filed on Form 8-K during the three months ended July 31, 2001.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Torotel, Inc.
(Registrant)



Date:   September 12, 2001                  /s/  H. James Serrone
      ----------------------                -------------------------------
                                            H. James Serrone
                                            Vice President of Finance and
                                            Chief Financial Officer