Form 10QSB
period 2001-10-31
TOROTEL INC
filed 2001-12-13
CIK 98752

                                  FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                For the quarterly period ended October 31, 2001

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

As of December 10, 2001, there were 2,811,590 shares of Common Stock, $.50 Par Value, outstanding.

                         TOROTEL, INC. AND SUBSIDIARIES

                                     INDEX

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

          Consolidated Balance Sheet as of October 31, 2001                    1

          Consolidated Statements of Operations for the six months
            ended October 31, 2001 and 2000                                    2

          Consolidated Statements of Operations for the three months
            ended October 31, 2001 and 2000                                    3

          Consolidated Statements of Cash Flows for the six months
            ended October 31, 2001 and 2000                                    4

          Notes to Consolidated Financial Statements                           5

     Item 2.   Management's Discussion and Analysis of Plan of Operation      10

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                              13

     Item 4.   Submission of Matters to a Vote of Security Holders            13

     Item 6.   Exhibits and Reports on Form 8-K                               13

SIGNATURES                                                                    14

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEET (Unaudited)
As of October 31, 2001

ASSETS

Current assets:
     Cash                                                             $   364,000
     Accounts receivable, net (Note 5)                                    445,000
     Current maturity of note receivable (Note 11)                        154,000
     Inventories (Notes 3 and 5)                                          283,000
     Prepaid expenses and other current assets                             38,000
                                                                      -----------
                                                                        1,284,000

Property, plant and equipment, net (Note 5)                               303,000

Note receivable, less current maturity (Note 11)                           82,000

Other assets                                                                4,000
                                                                      -----------

                                                                      $ 1,673,000
                                                                      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current maturities of long-term debt (Notes 5 and 11)            $   150,000
     Trade accounts payable (Note 11)                                     715,000
     Accrued liabilities (Note 11)                                        239,000
                                                                      -----------
                                                                        1,104,000

Long-term debt, less current maturities (Notes 5 and 11)                  466,000

Stockholders' equity (Notes 6, 7 and 8):
     Common stock, at par value                                            29,000
     Capital in excess of par value                                    10,085,000
     Accumulated deficit                                               (9,806,000)
                                                                      -----------
                                                                          308,000
     Less treasury stock, at cost                                         205,000
                                                                      -----------
                                                                          103,000
                                                                      -----------

                                                                      $ 1,673,000
                                                                      ===========

         The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Six Months Ended October 31,

                                                               2001            2000
                                                            ----------      ----------
Net sales                                                   $1,962,000      $1,695,000
Cost of goods sold                                           1,107,000       1,077,000
                                                            ----------      ----------

     Gross profit                                              855,000         618,000

Operating expenses:
     Engineering                                                92,000          84,000
     Selling, general and administrative                       413,000         387,000
                                                            ----------      ----------
                                                               505,000         471,000
                                                            ----------      ----------

     Earnings from operations                                  350,000         147,000

Other expense (income):
     Interest expense                                           25,000          54,000
     Interest income                                           (11,000)        (18,000)
     Other, net                                                     --          (2,000)
                                                            ----------      ----------
                                                                14,000          34,000
                                                            ----------      ----------

     Earnings before provision for income taxes
       and extraordinary item                                  336,000         113,000

Provision for income taxes (Note 4)                                 --              --
                                                            ----------      ----------

     Earnings before extraordinary item                        336,000         113,000

Extraordinary item (Note 9):
     Gain on settlements of debt                               438,000              --
                                                            ----------      ----------

Net earnings                                                $  774,000      $  113,000
                                                            ==========      ==========

Basic earnings per share (Note 6):
     Earnings before extraordinary item                     $      .12      $      .04
     Extraordinary item                                            .15              --
                                                            ----------      ----------
                                                            $      .27      $      .04
                                                            ==========      ==========

Diluted earnings per share (Note 6):
     Earnings before extraordinary item                     $      .12      $      .04
     Extraordinary item                                            .15              --
                                                            ----------      ----------
                                                            $      .27      $      .04
                                                            ==========      ==========

        The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three Months Ended October 31,

                                                                2001           2000
                                                            ----------      ----------
Net sales                                                   $1,017,000      $  840,000
Cost of goods sold                                             568,000         526,000
                                                            ----------      ----------

     Gross profit                                              449,000         314,000

Operating expenses:
     Engineering                                                49,000          42,000
     Selling, general and administrative                       211,000         195,000
                                                            ----------      ----------
                                                               260,000         237,000
                                                            ----------      ----------

     Earnings from operations                                  189,000          77,000

Other expense (income):
     Interest expense                                           12,000          27,000
     Interest income                                            (5,000)        (10,000)
     Other, net                                                     --          (2,000)
                                                            ----------      ----------
                                                                 7,000          15,000
                                                            ----------      ----------

     Earnings before provision for income taxes
       and extraordinary item                                  182,000          62,000

Provision for income taxes (Note 4)                                 --              --
                                                            ----------      ----------

     Earnings before extraordinary item                        182,000          62,000

Extraordinary item (Note 9):
     Gain on settlements of debt                               411,000              --
                                                            ----------      ----------

Net earnings                                                $  593,000      $   62,000
                                                            ==========      ==========

Basic earnings per share (Note 6):
     Earnings before extraordinary item                     $      .07      $      .02
     Extraordinary item                                            .14              --
                                                            ----------      ----------
                                                            $      .21      $      .02
                                                            ==========      ==========

Diluted earnings per share (Note 6):
     Earnings before extraordinary item                     $      .07      $      .02
     Extraordinary item                                            .14              --
                                                            ----------      ----------
                                                            $      .21      $      .02
                                                            ==========      ==========

        The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Six Months Ended October 31,

                                                                         2001           2000
                                                                      ---------      ---------
Cash flows from operating activities:
     Net earnings                                                     $ 774,000      $ 113,000
     Adjustments to reconcile net earnings to
       net cash provided by operations:
          Gain on settlements of debt                                  (438,000)            --
          Depreciation and amortization                                  27,000         42,000
          Increase (decrease) in cash flows from operations
            resulting from changes in:
               Accounts receivable                                      (40,000)       (11,000)
               Inventories                                              (19,000)       (37,000)
               Prepaid expenses and other assets                        (27,000)       (47,000)
               Trade accounts payable                                   (64,000)        13,000
               Accrued liabilities                                      (31,000)        (5,000)
                                                                      ---------      ---------

Net cash provided by operating activities                               182,000         68,000
                                                                      ---------      ---------

Cash flows from investing activities:
     Capital expenditures                                                (8,000)            --
     Proceeds from note receivable                                       73,000         65,000
                                                                      ---------      ---------

Net cash provided by investing activities                                65,000         65,000
                                                                      ---------      ---------

Cash flows from financing activities:
     Principal payments on long-term debt                              (124,000)      (103,000)
     Payments on capital lease obligations                               (5,000)        (6,000)
     Proceeds from long-term debt                                        75,000             --
     Note and interest payable to former officer                       (150,000)        21,000
                                                                      ---------      ---------

Net cash used in financing activities                                  (204,000)       (88,000)
                                                                      ---------      ---------

Net increase in cash                                                     43,000         45,000
Cash at beginning of period                                             321,000         95,000
                                                                      ---------      ---------

Cash at end of period                                                 $ 364,000      $ 140,000
                                                                      =========      =========

Supplemental Disclosures of Cash Flow Information
     Cash paid during the period for:
          Interest                                                    $  25,000      $  31,000

        The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1--Basis of Presentation

     Torotel specializes in the custom design and manufacture of a wide variety of precision magnetic components, consisting of transformers, inductors, reactors, chokes and toroidal coils. Approximately 94% of Torotel's sales are derived from domestic customers. The accompanying unaudited consolidated financial statements reflect the normal recurring adjustments which are, in the opinion of management, necessary to present fairly Torotel's financial position at October 31, 2001, and the results of operations for the three and six months ended October 31, 2001.

     The financial statements contained herein should be read in conjunction with Torotel's financial statements and related notes filed on Form 10-KSB for the year ended April 30, 2001.

Note 2 - Future Liquidity

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Torotel as a going concern. At October 31, 2001, Torotel had working capital of $180,000, compared to negative working capital of $120,000, $734,000 and $921,000 at April 30, 2001, 2000 and
1999, respectively. Torotel has been profitable in each of the past seven quarters, and in eight of the last nine. Furthermore, continuing operations have provided cash in the last four years, and based on its current forecast for fiscal 2002, management believes operating cash sufficient for at least one year will be generated. In addition, management believes the outstanding liabilities associated with the terminated merger in fiscal 1999 with Electronika, Inc. and the trade debt from a discontinued subsidiary (see Note 11 of Notes to Consolidated Financial Statements) will be settled at amounts significantly lower than that carried on the balance sheet. Management continues to evaluate the Torotel's liquidity position and believes it has taken all necessary steps to provide Torotel with adequate liquidity to continue in existence.

Note 3--Inventories

     The components of inventories are summarized as follows:

          Raw materials                                     $ 54,000
          Work in process                                    192,000
          Finished goods                                      37,000
                                                            --------
                                                            $283,000
                                                            ========

Note 4--Income Taxes

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

     The following table summarizes the components of the net deferred tax asset:

          Net operating loss carryforwards                  $2,199,000
          Inventory valuation reserve                          190,000
          Tax credit carryforwards                              20,000
          Other                                                 43,000
                                                            ----------
                                                             2,452,000
          Less valuation allowance                           2,452,000
                                                            ----------

                                                            $       --
                                                            ==========

Note 5 - Long-Term Debt

     On September 17, 2001, Torotel entered into a $75,000 promissory note with Vista Bank, N.A. Under the terms of the note, the outstanding balance bears interest at an initial rate of 6.5% per annum and will fluctuate daily at 1% over the bank's base lending rate. The note requires monthly principal and interest payments, with a first payment of $2,083.33 and 35 payments of $2,326.47. The note has a maturity date of September 17, 2004 and is collateralized by trade accounts receivable, inventories and equipment. As of October 31, 2001, the outstanding principal balance was $73,000 and the effective interest rate was 6.5%. Proceeds of the loan were used to help pay off the note payable to a former officer (see Note 10 of Notes to Consolidated Financial Statements).

Note 6--Earnings Per Share

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

     YEAR-TO-DATE EPS CALCULATIONS                                  2001           2000
                                                                 ----------     ----------
          Net earnings                                           $  336,000     $  113,000
          Weighted average common shares outstanding              2,811,590      2,811,590
          Incremental shares                                             --             --

          Basic earnings per share                               $      .12     $      .04
          Diluted earnings per share                             $      .12     $      .04

          No incremental shares are included in the EPS calculations for either period due to the market price of Torotel's common stock being lower than the exercise price of the stock equivalents under contract.

     QUARTERLY EPS CALCULATIONS                                     2001           2000
                                                                 ----------     ----------
          Net earnings                                           $  182,000     $   62,000
          Weighted average common shares outstanding              2,811,590      2,811,590
          Incremental shares                                             --             --

          Basic earnings per share                               $      .07     $      .02
          Diluted earnings per share                             $      .07     $      .02

          No incremental shares are included in the EPS calculations for either period due to the market price of Torotel's common stock being lower than the exercise price of the stock equivalents under contract.

Note 7--Employee Stock Options

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

     As of October 31, 2001, there were no options outstanding under this Plan. The fair values of the options granted previously were estimated on the date of grant using the Black-Scholes options-pricing model. The fair value of the incentive stock options was determined using the following weighted average assumptions: no dividend payments over the life of the options; expected volatility of 106.1%; risk-free interest rate of 6.94%; and expected life of five years. The fair value of the non-qualified stock options was determined using the following weighted average assumptions: no dividend payments over the life of the options; expected volatility of 106.1%; risk-free interest rate of 6.6%; and expected life of ten years.

Note 8--Stock Warrants

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

     Stock warrant transactions for each period are summarized as follows:

                                                               2001                   2000
                                                      --------------------    --------------------
                                                       Weighted                Weighted
                                                        Shares     Average      Shares     Average
                                                        Under      Exercise     Under      Exercise
                                                        Option      Price       Option      Price
                                                       -------     --------    -------     --------
     Outstanding at beginning of period                100,000     $   .75     100,000     $   .75
     Granted                                                --          --          --          --
     Exercised                                              --          --          --          --
     Forfeited                                              --          --          --          --
                                                       -------                 -------
     Outstanding at end of period                      100,000     $   .75     100,000     $   .75
                                                       =======                 =======

     Warrants exercisable at end of period                  --          --          --          --
     Weighted average fair value of
       warrants granted during the year                                 --                      --

The following information applies to warrants outstanding at October 31, 2001:

          Number outstanding                                      100,000
          Range of exercise prices                               $    .75
          Weighted average exercise price                        $    .75
          Weighted average remaining contractual life                1.50 yrs.

Note 9 - Extraordinary Item

     For the six months ended October 31, 2001, the extraordinary item as presented in the accompanying consolidated statements of operations includes a gain of $438,000 resulting from the settlement of old liabilities at amounts lower than originally recorded.

     For the three months ended October 31, 2001, the extraordinary item as presented in the accompanying consolidated statements of operations includes a gain of $411,000 resulting from the settlement of an old liability at an amount lower than originally recorded (see Note 10 of Notes to Consolidated Financial Statements).

Note 10--Note Payable to Former Officer

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

     Torotel believed that certain of its former officers may have been responsible for the misconduct related to the test failures. In February 1997, Torotel suspended all principal and interest payments due under a note payable to a former president and chief executive officer of Torotel. As of April 30, 2001, the aggregate amount due under the note was $561,000, which consisted of the outstanding principal of $384,000 plus accrued interest of $177,000.

     In consideration of a payment of $150,000, the former executive agreed to forgive the remaining debt balance of $234,000 and all accrued unpaid interest relating to the note. In return, Torotel has agreed not to pursue any claims against the former executive for costs and penalties incurred by Torotel as a result of the thermal shock testing investigation. Torotel borrowed $75,000 to help fund this payment (see Note 5 of Notes to Consolidated Financial Statements).

     As a result of this settlement, Torotel recorded an extraordinary gain to net earnings of $411,000 in the second quarter ending October 31, 2001.

Note 11--Discontinued Subsidiary

     The operations of East Coast Holdings, Inc. (formerly named OPT Industries, Inc.), a wholly owned subsidiary of Torotel, were discontinued in April 1999, and the assets sold to Shared Information Group Management Associates, L.L.C ("SIGMA"). The remaining assets and liabilities related to this subsidiary as of October 31, 2001, are included in the accompanying consolidated balance sheet under the following captions and in the amounts shown:

          Current maturity of note receivable               $154,000
          Note receivable, less current maturity            $ 82,000
          Current maturities of long-term debt              $ 95,000
          Trade accounts payable                            $418,000
          Accrued liabilities                               $ 95,000
          Long-term debt, less current maturities           $ 51,000

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

SIX MONTHS ENDED OCTOBER 31, 2001 VERSUS SIX MONTHS ENDED OCTOBER 31, 2000

     Net sales increased 16% from $1,695,000 to $1,962,000 because of increased sales of magnetics products resulting from a higher shippable backlog at the beginning of the current fiscal year. While Torotel has experienced a 6% decrease in order bookings for its magnetics products during the first half of fiscal year 2002, its magnetics backlog remains 4% higher than at this time a year ago. The slower magnetics bookings were offset by a $177,000 order for the potted coil assembly for the Hellfire II missile system. While the terrorist attack of September 11 has not impacted Torotel's order bookings, some aerospace customers have rescheduled certain existing orders for a later shipping date. However, we are heading into the second half of fiscal 2002 with a backlog level similar to that of a year ago. As a result, management remains optimistic about the sales outlook for the rest of this fiscal year.

     Gross profit as a percentage of net sales increased 7% because of increased sales volume, lower material costs associated with the product mix, and improved labor productivity resulting from ongoing efforts to increase throughput.

     Engineering expenses increased nearly 10% from $84,000 to $92,000 due to higher payroll costs. Management does anticipate a slight increase in the present level of engineering expenses during the next few quarters.

     Selling, general and administrative (SG&A) expenses increased 7% from $387,000 to $413,000. The SG&A expenses of Torotel, Inc. decreased 10% from $79,000 to $71,000 primarily because of a decrease in professional fees. The SG&A expenses of Torotel Products increased 11% from $308,000 to $342,000 primarily because of an $18,000 increase in workers compensation insurance costs due to a dividend received last year, a $14,000 accrual for incentive compensation awards, a $6,000 increase in liability insurance costs, a $5,000 increase in rental expense from operating leases, a $4,000 increase in payroll costs, and a $3,000 increase in professional fees. These increases were offset by a $13,000 decrease in depreciation expense and a $3,000 decrease in sales commissions. Management does anticipate an increase in the present level of SG&A expenses during the next few quarters.

     Interest expense decreased 54%. The interest expense of Torotel, Inc. decreased 77% from $31,000 to $7,000 because of the settlement reached on the note payable to a former officer (see Note 10 of Notes to Consolidated Financial Statements) and a lower principal balance on the guaranteed note with Vista Bank. The interest expense of Torotel Products decreased 22% from $23,000 to $18,000 because of lower debt balances.

     Interest income decreased 39% from $18,000 to $11,000 due to a lower principal balance on the note receivable from SIGMA.

     Sundry non-operating income decreased because of late payment fees collected last year pursuant to the terms of the note receivable from SIGMA.

     For the reasons discussed above, the consolidated pretax earnings before extraordinary items increased from $113,000 to $336,000. The pretax loss of Torotel, Inc. decreased from $90,000 to $67,000. The pretax earnings of Torotel Products increased from $203,000 to $403,000.

THREE MONTHS ENDED OCTOBER 31, 2001 VERSUS THREE MONTHS ENDED OCTOBER 31, 2000

     Net sales increased 21% from $840,000 to $1,017,000 because of increased sales of magnetics products resulting from a higher shippable backlog at the beginning of the quarter.

     Gross profit as a percentage of net sales increased 7% because of increased sales volume, lower material costs associated with the product mix, and improved labor productivity resulting from ongoing efforts to increase throughput.

     Engineering expenses increased nearly 17% from $42,000 to $49,000 because of an increase in payroll costs. Management does anticipate a slight increase in the present level of engineering expenses during the next few quarters.

     Selling, general and administrative (SG&A) expenses increased 8% from $195,000 to $211,000. The SG&A expenses of Torotel, Inc. decreased slightly from $42,000 to $41,000. The SG&A expenses of Torotel Products increased 11% from $153,000 to $170,000 primarily because of a $9,000 increase in workers compensation insurance costs due to a dividend received last year, a $7,000 accrual for incentive compensation awards, a $5,000 increase in rental expense from operating leases, and a $2,000 increase in liability insurance costs. These increases were offset by a $6,000 decrease in depreciation expense. Management does anticipate an increase in the present level of SG&A expenses during the next few quarters.

     Interest expense decreased nearly 56%. The interest expense of Torotel, Inc. decreased 81% from $16,000 to $3,000 because of the settlement reached on the note payable to a former officer (see Note 10 of Notes to Consolidated Financial Statements) and a lower principal balance on the guaranteed note with Vista Bank. The interest expense of Torotel Products decreased 18% from $11,000 to $9,000 because of lower debt balances.

     Interest income decreased 50% because of a lower principal balance on the note receivable from SIGMA.

     Sundry non-operating income decreased because of late payment fees collected last year pursuant to the terms of the note receivable from SIGMA.

     For the reasons discussed above, the consolidated pretax earnings before extraordinary items increased from $62,000 to $182,000. The pretax loss of Torotel, Inc. decreased from $46,000 to $39,000. The pretax earnings of Torotel Products increased from $108,000 to $221,000.

LIQUIDITY AND CAPITAL RESOURCES

     Torotel relies on funds generated internally to meet its normal operating requirements and to service bank indebtedness. While there is no immediate plan to secure any new financing, management continues to evaluate ways of improving Torotel's liquidity position.

     During the six months ended October 31, 2001, Torotel's operations provided $182,000 in cash flow because of operating earnings.

     Investing activities provided $65,000 in cash flow because of proceeds of $73,000 from the note receivable from SIGMA. Torotel had capital expenditures of $8,000 during the six months ended October 31, 2001, and anticipates additional expenditures of $15,000 during the balance of fiscal 2002.

     Financing activities used $204,000 in cash flow because of decreases in long-term debt and the payoff of the note payable to former officer.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     The remaining liabilities related to a discontinued subsidiary include trade accounts payable of $418,000 (see Note 11 of Notes to Consolidated Financial Statements). Several claims have been filed by vendors for collection of amounts due, and it's possible more could be filed. Since the discontinued subsidiary's remaining assets have been assigned as collateral for the remaining bank debt and the debt owed to the United States, and most of the remaining proceeds are targeted for unpaid payroll taxes, this subsidiary has no other source of income to satisfy its trade debt obligations. This trade debt remains the sole responsibility of the discontinued subsidiary. Neither Torotel, Inc. or Torotel Products, Inc. has assumed these obligations. While the claims by vendors may result in judgments against the discontinued subsidiary, neither Torotel, Inc. or Torotel Products, Inc. intends to provide any funds to satisfy the judgments.

Item 4. Submission of Matters to a Vote of Security Holders

     The annual meeting of stockholders was held in Grandview, Missouri, on Monday, September 17, 2001, to elect a Board of Directors. At the meeting, there were 2,399,117 shares voting, with nominees needing 1,199,560 shares to be elected. Stockholders elected the following individuals to a one-year term on the Board of Directors, with the number of shares voting "FOR" each nominee indicated.

                    Dale H. Sizemore, Jr.    2,389,401
                    Richard A. Sizemore      2,389,373
                    H. James Serrone         2,370,841

Item 6. Exhibits and Reports on Form 8-K

     a)   Exhibits--None

     b) Reports on Form 8-K--There were no reports filed on Form 8-K during the three months ended October 31, 2001.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Torotel, Inc.
(Registrant)

Date: December 10, 2001                      /s/ H. James Serrone
      -----------------------                -----------------------------
                                             H. James Serrone
                                             Vice President of Finance and
                                             Chief Financial Officer