Form 10QSB
period 2002-01-31
TOROTEL INC
filed 2002-03-06
CIK 98752

                                   FORM 10-QSB



                  Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                 For the quarterly period ended January 31, 2002

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

As of March 5, 2002, there were 2,811,590 shares of Common Stock, $.01 Par Value, outstanding.

                        TOROTEL, INC. AND SUBSIDIARIES



                                    INDEX

PART I.    FINANCIAL INFORMATION

Item 1.   Financial Statements

     Consolidated Balance Sheet as of January 31, 2002                      1

     Consolidated Statements of Operations for the nine months
          ended January 31, 2002 and 2001                                   2

     Consolidated Statements of Operations for the three months
          ended January 31, 2002 and 2001                                   3

     Consolidated Statements of Cash Flows for the nine months
          ended January 31, 2002 and 2001                                   4

     Notes to Consolidated Financial Statements                             5

Item 2.   Management's Discussion and Analysis or Plan of Operation        11



PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings                                                14

Item 4.   Submission of Matters to a Vote of Security Holders              14

Item 6.   Exhibits and Reports on Form 8-K                                 14



SIGNATURES                                                                 15


PART I.    FINANCIAL INFORMATION


Item 1.    Financial Statements

CONSOLIDATED BALANCE SHEET (Unaudited)
As of January 31, 2002


ASSETS

Current assets:
     Cash                                                          $    513,000
     Accounts receivable, net (Note 5)                                  419,000
     Current maturity of note receivable (Note 11)                      158,000
     Inventories (Notes 3 and 5)                                        214,000
     Prepaid expenses and other current assets                           26,000
                                                                   ------------
                                                                      1,330,000

Property, plant and equipment, net (Note 5)                             304,000

Note receivable (Note 11)                                                41,000

Other assets                                                             11,000
                                                                   ------------

                                                                   $  1,686,000
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current maturities of long-term debt (Notes 5 and 11)         $    143,000
     Trade accounts payable (Note 11)                                   678,000
     Accrued liabilities (Note 11)                                      202,000
                                                                   ------------
                                                                      1,023,000

Long-term debt, less current maturities (Notes 5 and 11)                429,000

Stockholders' equity (Notes 6, 7, and 8):
     Common stock, at par value                                          29,000
     Capital in excess of par value                                  10,085,000
     Accumulated deficit                                             (9,675,000)
                                                                   ------------
                                                                        439,000
     Less treasury stock, at cost                                       205,000
                                                                   ------------
                                                                        234,000
                                                                   ------------
                                                                   $  1,686,000
                                                                   ============

         The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Nine Months Ended January 31,


                                                        2002             2001
                                                    -----------      -----------
Net sales                                           $ 2,879,000      $ 2,537,000
Cost of goods sold                                    1,666,000        1,585,000
                                                    -----------      -----------

     Gross profit                                     1,213,000          952,000

Operating expenses:
     Engineering                                        139,000          127,000
     Selling, general and administrative                613,000          581,000
                                                    -----------      -----------
                                                        752,000          708,000
                                                    -----------      -----------

     Earnings from operations                           461,000          244,000

Other expense (income):
     Interest expense                                    38,000           80,000
     Interest income                                    (16,000)         (30,000)
     Other, net                                            --             (3,000)
                                                    -----------      -----------
                                                         22,000           47,000
                                                    -----------      -----------

     Earnings before provision for income taxes
           and extraordinary item                       439,000          197,000

Provision for income taxes (Note 4)                        --               --
                                                    -----------      -----------
     Earnings before extraordinary item                 439,000          197,000
                                                    ===========      ===========

Extraordinary item (Note 9):
      Gain on settlements of debt, less
        applicable taxes of $3,000                      466,000             --
                                                    -----------      -----------
Net earnings                                        $   905,000      $   197,000
                                                    ===========      ===========


Basic earnings per share (Note 6):
      Earnings before extraordinary item            $       .16      $       .07
      Extraordinary item                                    .16             --
                                                    -----------      -----------
                                                    $       .32      $       .07
                                                    ===========      ===========

Diluted earnings per share (Note 6):
      Earnings before extraordinary item            $       .16      $       .07
      Extraordinary item                                    .16             --
                                                    -----------      -----------
                                                    $       .32      $       .07
                                                    ===========      ===========

        The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three Months Ended January 31,

                                                        2002             2001
                                                    -----------      -----------
Net sales                                           $   917,000      $   842,000
Cost of goods sold                                      559,000          508,000
                                                    -----------      -----------

     Gross profit                                       358,000          334,000

Operating expenses:
     Engineering                                         47,000           43,000
     Selling, general and administrative                200,000          194,000
                                                    -----------      -----------

                                                        247,000          237,000
                                                    -----------      -----------

     Earnings from operations                           111,000           97,000

Other expense (income):
     Interest expense                                    13,000           26,000
     Interest income                                     (5,000)         (12,000)
     Other, net                                            --             (1,000)
                                                    -----------      -----------
                                                          8,000           13,000
                                                    -----------      -----------

     Earnings before provision for income taxes
           and extraordinary item                       103,000           84,000

Provision for income taxes (Note 4)                        --               --
                                                    -----------      -----------

     Earnings before extraordinary item                 103,000           84,000

Extraordinary item (Note 9):
     Gain on settlement of debt, less applicable
           taxes of $3,000                               28,000             --
                                                    -----------      -----------

Net earnings                                        $   131,000      $    84,000
                                                    ===========      ===========


Basic earnings per share (Note 6):
      Earnings before extraordinary item            $       .04      $       .03
      Extraordinary item                                    .01             --
                                                    -----------      -----------
                                                    $       .05      $       .03
                                                    ===========      ===========

Diluted earnings per share (Note 6):
      Earnings before extraordinary item            $       .04      $       .03
      Extraordinary item                                    .01             --
                                                    -----------      -----------
                                                    $       .05      $       .03
                                                    ===========      ===========

        The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Nine Months Ended January 31,

                                                                                                        2002                 2001
                                                                                                     ---------            ---------
Cash flows from operating activities:
     Net earnings                                                                                    $ 905,000            $ 197,000
     Adjustments to reconcile net earnings to
         net cash provided by operations:
           Gain on settlements of debt                                                                (466,000)                --
           Depreciation and amortization                                                                39,000               60,000
           Increase (decrease) in cash flows from operations resulting from changes in:
                Accounts receivable                                                                    (14,000)              48,000
                Inventories                                                                             50,000              (67,000)
                Prepaid expenses and other assets                                                      (22,000)             (21,000)
                Trade accounts payable                                                                 (73,000)             (50,000)
                Accrued liabilities                                                                    (68,000)             (35,000)
                                                                                                     ---------            ---------

Net cash provided by operating activities                                                              351,000              132,000
                                                                                                     ---------            ---------

Cash flows from investing activities:
     Capital expenditures                                                                              (21,000)                --
     Proceeds from note receivable                                                                     110,000               97,000
                                                                                                     ---------            ---------

     Net cash provided by investing activities                                                          89,000               97,000
                                                                                                     ---------            ---------

Cash flows from financing activities:
     Proceeds from long-term debt                                                                       75,000                 --
     Principal payments on long-term debt                                                             (168,000)            (154,000)
     Payments on capital lease obligations                                                              (5,000)              (9,000)
     Note and interest payable to former officer                                                      (150,000)              31,000
                                                                                                     ---------            ---------

Net cash provided by (used in) financing activities                                                   (248,000)            (132,000)
                                                                                                     ---------            ---------

Net increase in cash                                                                                   192,000               97,000
Cash at beginning of period                                                                            321,000               95,000
                                                                                                     ---------            ---------

Cash at end of period                                                                                $ 513,000            $ 192,000
                                                                                                     =========            =========


Supplemental Disclosures of Cash Flow Information Cash paid during the period for:
         Interest                                                                                    $  38,000            $  46,000
         Income Taxes                                                                                $   3,000            $    --

        The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 1 - Basis of Presentation

      Torotel specializes in the custom design and manufacture of a wide variety of precision magnetic components, consisting of transformers, inductors, reactors, chokes and toroidal coils. Approximately 98% of Torotel's sales are derived from domestic customers. The accompanying unaudited consolidated financial statements reflect the normal recurring adjustments which are, in the opinion of management, necessary to present fairly Torotel's financial position at January 31, 2002, and the results of operations for the three and nine months ended January 31, 2002.

      The financial statements contained herein should be read in conjunction with Torotel's financial statements and related notes filed on Form 10-KSB for the year ended April 30, 2001.


Note 2 - Future Liquidity

      The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Torotel as a going concern. At January 31, 2002, Torotel had working capital of $307,000, compared to negative working capital of $120,000, $734,000 and $921,000 at April 30, 2001, 2000 and
1999, respectively. Torotel has been profitable in each of the past eight quarters, and in nine of the last ten. Furthermore, continuing operations have provided cash in the last four years, and based on its current forecasts, management believes operating cash sufficient for at least one year will be generated. In addition, management believes the outstanding liabilities associated with a terminated merger in fiscal 1999 and the trade debt from a discontinued subsidiary (see Note 11 of Notes to Consolidated Financial Statements) will be settled at amounts significantly lower than that carried on the balance sheet. Management continues to evaluate Torotel's liquidity position and believes it has taken all necessary steps to provide Torotel with adequate liquidity to continue in existence.


Note 3 - Inventories

      The components of inventories are summarized as follows:

           Raw materials                               $    26,000
           Work in process                                 160,000
           Finished goods                                   28,000
                                                       -----------
                                                       $   214,000
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

      The following table summarizes the components of the net deferred tax asset:

           Net operating loss carryforwards           $ 2,160,000
           Inventory valuation reserve                    190,000
           Tax credit carryforwards                        20,000
           Other                                           43,000
                                                      -----------
                                                        2,413,000
           Less valuation allowance                     2,413,000
                                                      -----------
                                                      $      --
                                                      ===========

Note 5 - Financing Agreements

      On September 17, 2001, Torotel entered into a $75,000 promissory note with Vista Bank, N.A. Under the terms of the note, the outstanding balance bears interest at an initial rate of 6.5% per annum and will fluctuate daily at 1% over the bank's base lending rate. The note requires monthly principal and interest payments, with a first payment of $2,083.33 and 35 payments of $2,326.47. The note has a maturity date of September 17, 2004 and is collateralized by trade accounts receivable, inventories and equipment. As of January 31, 2002, the outstanding principal balance was $67,000 and the effective interest rate was 5.75%. Proceeds of the loan were used to help pay off the note payable to a former officer (see Note 10 of Notes to Consolidated Financial Statements).


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


      YEAR-TO-DATE EPS CALCULATIONS                           2002             2001
                                                           ----------       ----------
         Earnings before extraordinary item                $  439,000       $  197,000
         Weighted average common shares outstanding         2,811,590        2,811,590
         Incremental shares                                     1,517            --

         Basic earnings per share                          $      .16       $      .07
         Diluted earnings per share                        $      .16       $      .07

         No incremental shares are included in the EPS calculations for 2001 because the market price of Torotel's common stock is lower than the exercise price of the stock equivalents under contract.

      QUARTERLY EPS CALCULATIONS                               2002             2001
                                                            ----------       ----------
         Earnings before extraordinary item                 $  103,000       $   84,000
         Weighted average common shares outstanding          2,811,590        2,811,590
         Incremental shares                                     17,934            --

         Basic earnings per share                           $      .04       $      .03
         Diluted earnings per share                         $      .04       $      .03

         No incremental shares are included in the EPS calculations for 2001 because the market price of Torotel's common stock is lower than the exercise price of the stock equivalents under contract.

Note 7 - Employee Stock Options

      In accordance with the Incentive Compensation Plan approved by stockholders on September 19, 1994, Torotel reserved 400,000 common shares for issuance to key employees pursuant to the exercise of incentive and non-qualified stock options granted prior to June 20, 2004. The options are accounted for under APB Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations. The incentive stock options have a term of five years when issued and vest 50% per year during the first two years. The non-qualified stock options have a term of ten years when issued and vest 25% per year during the first four years. The exercise price of each option equals the market price of Torotel's common stock on the date of grant. Accordingly, no compensation cost will be recognized upon the grant of any options. Had compensation cost for the Plan been determined based on the fair value of the options at the grant dates consistent with the method of Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company's operating results would have been reduced to the pro forma amounts indicated below.

                 YEAR-TO-DATE                                                  2002          2001
                                                                            ---------     ----------

           Earnings before extraordinary item         As Reported           $ 439,000     $  197,000
                                                      Pro Forma             $ 435,000     $  197,000

           Basic earnings per share                   As Reported           $     .16     $      .07
                                                      Pro Forma             $     .15     $      .07

           Diluted earnings per share                 As Reported           $     .16     $      .07
                                                      Pro Forma             $     .15     $      .07


                 QUARTERLY                                                     2002          2001
                                                                            ---------     ----------

           Earnings before extraordinary item         As Reported           $ 103,000     $  197,000
                                                      Pro Forma             $  99,000     $  197,000

           Basic earnings per share                   As Reported           $     .04     $      .03
                                                      Pro Forma             $     .13     $      .03

           Diluted earnings per share                 As Reported           $     .04     $      .03
                                                      Pro Forma             $     .03     $      .03

      The fair value of the incentive stock options granted was estimated on the date of grant using the Black-Scholes options-pricing model. The fair value of the options was determined using the following weighted average assumptions: no dividend payments over the life of the options; expected volatility of 551.0%; risk-free interest rate of 3.50%; and expected life of five years.

      Stock option transactions under the 1994 Incentive Compensation Plan for each period are summarized as follows:

                                                                    2002                             2001
                                                       ----------------------------      ---------------------------
                                                        Weighted                          Weighted
                                                         Shares            Average         Shares         Average
                                                          Under            Exercise         Under         Exercise
                                                         Option             Price          Option           Price
                                                       ----------         ----------     ----------        ---------
            Outstanding at beginning of period             --                --              --              --
            Granted                                      40,000             $   .37          --              --
            Exercised                                      --                --              --              --
            Forfeited                                      --                --              --              --
                                                        --------                          --------
            Outstanding at end of period                 40,000             $   .37          --              --
                                                        ========                          =========
            Options exercisable at end of period           --                --              --              --
            Weighted average fair value of
                 options granted during the year                            $   .37                          --

The following information applies to warrants outstanding at January 31, 2002:

           Number outstanding                                40,000
           Range of exercise prices                          $  .37
           Weighted average exercise price                   $  .37
           Weighted average remaining contractual life         4.75 yrs.


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

      Stock warrant transactions for each period are summarized as follows:

                                                                    2002                             2001
                                                       ----------------------------      ---------------------------
                                                        Weighted                          Weighted
                                                         Shares            Average         Shares         Average
                                                          Under            Exercise         Under         Exercise
                                                         Option             Price          Option           Price
                                                       ----------         ----------     ----------        ---------
            Outstanding at beginning of period          100,000             $   .75        100,000           $   .75
            Granted                                        --                --              --                --
            Exercised                                      --                --              --                --
            Forfeited                                      --                --              --                --
                                                        --------                          --------
            Outstanding at end of period                100,000             $   .75        100,000            $  .75
                                                        ========                          =========
            Options exercisable at end of period           --                --              --                --
            Weighted average fair value of
                 options granted during the year                             --                                --

The following information applies to warrants outstanding at January 31, 2002:

           Number outstanding                                100,000
           Range of exercise prices                          $  .75
           Weighted average exercise price                   $  .75
           Weighted average remaining contractual life         1.25 yrs.


Note 9 - Extraordinary Item

      For the nine months ended January 31, 2002, the extraordinary item as presented in the accompanying consolidated statements of operations includes a net gain of $466,000 resulting from the settlement of old liabilities at amounts lower than originally recorded (see Note 10 of Notes to Consolidated Financial Statements).

      For the three months ended January 31, 2002, the extraordinary item as presented in the accompanying consolidated statements of operations includes a net gain of $28,000 resulting from the settlement of an old liability at an amount lower than originally recorded.


Note 10 - Note Payable to Former Officer

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


Note 11 - Discontinued Subsidiary

      The operations of East Coast Holdings, Inc. (formerly named OPT Industries, Inc.), a wholly owned subsidiary of Torotel, were discontinued in April 1999, and the assets sold to Shared Information Group Management Associates, L.L.C ("SIGMA"). The remaining assets and liabilities related to this subsidiary as of January 31, 2002, are included in the accompanying consolidated balance sheet under the following captions and in the amounts shown:

     Current maturity of note receivable                     $ 158,000
     Note receivable, less current maturity                  $  41,000
     Current maturities of long-term debt                    $  97,000
     Trade accounts payable                                  $ 386,000
     Accrued liabilities                                     $  82,000
     Long-term debt, less current maturities                 $  25,000

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

NINE MONTHS ENDED JANUARY 31, 2002 VERSUS NINE MONTHS ENDED JANUARY 31, 2001

Net sales increased 13% from $2,537,000 to $2,879,000 because of increased sales of magnetics products resulting from a higher shippable backlog at the beginning of the current fiscal year, and higher sales of the potted coil assembly for the Hellfire II missile system. While net sales have increased, low order bookings in January 2002 contributed to a 21% drop in Torotel's backlog. Overall order bookings decreased 30% during the recent quarter and 16% for the nine months year-to-date. This has impacted Torotel's shippable backlog for the fourth quarter, which now has management looking at a shipment level similar to the third quarter. The decline in bookings is a result of the soft market conditions primarily in the telecommunications and industrial sectors that we serve. While these sectors will continue to slump in the near-term, Torotel expects to see a steady level of business from its aerospace markets, and an increase in orders from the military segment over the next several months. Management remains optimistic about Torotel's sales outlook as February bookings were significantly higher, which has positioned the backlog for a strong beginning to fiscal 2003.

      This decline is a result of the soft market conditions primarily in the telecommunications and industrial sectors served by Torotel. While these sectors will continue to slump in the near-term, Torotel does expect to see a steady level of business from its aerospace markets, and an increase in orders from the military segment over the next several months.

      Gross profit as a percentage of net sales increased nearly 5% because of increased sales volume and lower material costs associated with the product mix.

      Engineering expenses increased 9% from $127,000 to $139,000 because of higher payroll costs. Management does not anticipate any significant change in the present level of engineering expenses.

      Selling, general and administrative (SG&A) expenses increased nearly 6% from $581,000 to $613,000. The SG&A expenses of Torotel, Inc. increased 9% from $107,000 to $117,000 primarily because of a $21,000 increase in compensation costs associated with Torotel's Chairman and CEO. This increase was offset by a $6,000 decrease in investor relations costs, a $3,000 decrease in professional fees, and a $2,000 decrease in insurance costs. The SG&A expenses of Torotel Products increased nearly 5% from $474,000 to $496,000 primarily because of an $27,000 increase in workers compensation insurance costs due to a dividend received last year, a $7,000 increase in rental expense from operating leases, a $4,000 increase in liability insurance costs, and a $2,000 increase in professional fees. These increases were offset by a $13,000 decrease in depreciation expense and a $5,000 decrease in sales commissions. Management does anticipate an increase in the present level of SG&A expenses during the next few quarters.

      Interest expense decreased nearly 53%. The interest expense of Torotel, Inc. decreased 76% from $46,000 to $11,000 because of the settlement reached on the note payable to a former officer (see Note 10 of Notes to Consolidated Financial Statements) and a lower principal balance on the guaranteed note with Vista Bank. The interest expense of Torotel Products decreased nearly 21% from $34,000 to $27,000 because of lower debt balances.

     Interest income decreased nearly 47% from $30,000 to $16,000 because of a lower principal balance on the note receivable from SIGMA and the effect of a higher annual interest rate that was assessed during the first nine months of fiscal 2001. The higher rate was triggered by late payments on the note.

      Sundry non-operating income decreased because of late payment fees collected last year pursuant to the terms of the note receivable from SIGMA.

      For the reasons discussed above, the consolidated pretax earnings before the extraordinary item increased from $197,000 to $439,000. The pretax loss of Torotel, Inc. decreased from $120,000 to $112,000. The pretax earnings of Torotel Products increased from $317,000 to $551,000.

THREE MONTHS ENDED JANUARY 31, 2002 VERSUS THREE MONTHS ENDED JANUARY 31, 2001

      Net sales increased 9% from $842,000 to $917,000 because of higher sales of the potted coil assembly for the Hellfire II missile system. Net sales for the recent quarter were hindered by lost production time arising from an ice storm that hit the Midwest in late January.

      Gross profit as a percentage of net sales decreased slightly because of higher material costs associated with the product mix.

      Engineering expenses increased 9% from $43,000 to $47,000 because of higher payroll costs. Management does not anticipate any significant change in the present level of engineering expenses.

      Selling, general and administrative (SG&A) expenses increased 3% from $194,000 to $200,000. The SG&A expenses of Torotel, Inc. increased 64% from $28,000 to $46,000 primarily because of a $10,000 increase in compensation costs associated with Torotel's Chairman and CEO and an $8,000 increase in professional fees. The SG&A expenses of Torotel Products decreased 7% from $166,000 to $154,000 because of an $18,000 accrual for incentive compensation awards in last year's quarter, a $4,000 decrease in costs for utilities, and a $4,000 decrease in depreciation expense. These decreases were offset by a $9,000 increase in insurance costs resulting from a return premium in the prior year and a $5,000 increase in computer costs for lifetime software licenses. Management does anticipate an increase in the present level of SG&A expenses during the next few quarters.

      Interest expense decreased 50%. The interest expense of Torotel, Inc. decreased 73% from $15,000 to $4,000 because of the settlement reached on the note payable to a former officer (see Note 10 of Notes to Consolidated Financial Statements) and a lower principal balance on the guaranteed note with Vista Bank. The interest expense of Torotel Products decreased 18% from $11,000 to $9,000 because of lower debt balances.

      Interest income decreased 58% because of a lower principal balance on the note receivable from SIGMA and the effect of a higher annual interest rate that was assessed during last year's quarter. The higher rate was triggered by late payments on the note.

      Sundry non-operating income decreased because of late fees collected during last year's quarter pursuant to the terms of the note receivable from SIGMA.

      For the reasons discussed above, the consolidated pretax earnings increased from $84,000 to $103,000. The pretax loss of Torotel, Inc. increased from $30,000 to $45,000. The pretax earnings of Torotel Products increased from $114,000 to $148,000.

LIQUIDITY AND CAPITAL RESOURCES

      Torotel relies on funds generated internally to meet its normal operating requirements and to service bank indebtedness. Management continues to evaluate ways of improving Torotel's liquidity position and funding future investments.

      During the nine months ended January 31, 2002, Torotel's operations provided $351,000 in cash flow because of operating earnings.

      Investing activities provided $89,000 in cash flow because of $110,000 in proceeds from the note receivable from SIGMA. Torotel had capital expenditures of $21,000 during the nine months ended January 31, 2002, and anticipates additional expenditures of $5,000 during the balance of fiscal 2002.

      Financing activities used $248,000 in cash flow because of decreases in long-term debt and the payoff of the note payable to former officer.

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

                           PART II. OTHER INFORMATION


Item 1.    Legal Proceedings

      The remaining liabilities related to a discontinued subsidiary include trade accounts payable of $386,000 (see Note 11 of Notes to Consolidated Financial Statements). Several claims have been filed by vendors for collection of amounts due, and it's possible more could be filed. Since the discontinued subsidiary's remaining assets have been assigned as collateral for the remaining bank debt, and most of the remaining proceeds are targeted for unpaid payroll taxes, this subsidiary has no other source of income to satisfy its trade debt obligations. This trade debt remains the sole responsibility of the discontinued subsidiary. Neither Torotel, Inc. or Torotel Products, Inc. has assumed these obligations. While the claims by vendors may result in judgments against the discontinued subsidiary, neither Torotel, Inc. or Torotel Products, Inc. intends to provide any funds to satisfy the judgments.


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



Item 6.   Exhibits and Reports on Form 8-K

     a)    Exhibits -- None
     b) Reports on Form 8-K -- There were no reports filed on Form 8-K during the three months ended January 31, 2002.

                                   SIGNATURES


      In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Torotel, Inc.
(Registrant)




Date:   March 5, 2002                         /s/   H. James Serrone
      -----------------                       --------------------------------
                                              H. James Serrone
                                              Vice President of Finance and
                                              Chief Financial Officer