Form 10KSB
period 2002-04-30
TOROTEL INC
filed 2002-08-09
CIK 98752

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 2002


                           Commission File No. 1-8125


                                  TOROTEL, INC.
                 (Name of small business issuer in its charter)

              MISSOURI                                   44-0610086
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

13402 SOUTH 71 HIGHWAY, GRANDVIEW, MISSOURI                 64030
  (Address of principal executive offices)                (Zip Code)

Issuer's telephone number  (816) 761-6314


Securities registered under Section 12(b) of the Exchange Act:

      Title of each class            Name of each exchange on which registered
  ----------------------------     ---------------------------------------------
  Common Stock, $.01 par value                        NONE


Securities registered under Section 12(g) of the Exchange Act:

                                 NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 12 months and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this Form 10-KSB, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB._______

The issuer's revenues for the most recent fiscal year were $3,938,000.

The aggregate market value of the voting stock held by non-affiliates, based on the closing sale price of the over-the-counter market on July 30, 2002, was $1,834,403. As of July 30, 2002, there were 5,111,590 shares of Common Stock, $.01 Par Value, outstanding.

                                  TOROTEL, INC.

                                   FORM 10-KSB

                        Fiscal Year Ended April 30, 2002

                                TABLE OF CONTENTS

PART I
  Item 1.  Business                                                                1
  Item 2.  Properties                                                              6
  Item 3.  Legal Proceedings                                                       7
  Item 4.  Submission of Matters to a Vote of Security Holders                     7

PART II
  Item 5.  Market for Common Equity and Related Stockholder Matters                8
  Item 6.  Management's Discussion and Analysis or Plan of Operation               9
  Item 7.  Financial Statements and Supplementary Data                            12
  Item 8.  Changes In and Disagreements With Accountants on Accounting and
            Financial Disclosure                                                  12

PART III
  Item 9.  Directors, Executive Officers, Promoters and Control Persons,
            Compliance With Section 16(a) of the Exchange Act                     31
  Item 10. Executive Compensation                                                 31
  Item 11. Security Ownership of Certain Beneficial Owners and Management         32
  Item 12. Certain Relationships and Related Transactions                         34
  Item 13. Exhibits and Reports on Form 8-K                                       35

SIGNATURES                                                                        36

                                     PART I

ITEM 1.  Business

     Torotel, Inc. ("Torotel") now conducts business through two wholly-owned subsidiaries, Torotel Products, Inc. ("Torotel Products") and Electronika, Inc. ("Electronika"). In addition, Torotel has a 17% equity interest in Apex Innovations, Inc. ("Apex").

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

     Electronika is a custom design, marketing and licensing company selling ballast transformers to the airline industry. These transformers activate and control the lights in commercial airplane cockpits. Electronika's ballast transformers are used as spare and replacement parts in DC-8, DC-9, DC-10, MD-80, and MD-88 aircraft. This aggregate group has nearly 1,200 planes in active service, second only to the Boeing 737.

     Apex offers knowledge management products and services for governmental entities that can be delivered individually or combined to create a comprehensive solution. Apex provides proprietary and third party software on a licensed or hosted basis, e-business applications, consulting and systems integration services. CONNECTPKS(TM), Apex's flagship product, is a knowledge-based secure Internet solution developed for local and regional governments to coordinate work across departments and jurisdictions by making project or process information constantly available to any authorized user.

     On April 2, 2002, Torotel acquired 100% of the common stock of Electronika, a privately-held company in Gardena, California, through a negotiated merger of Electronika into a newly formed subsidiary. The purchase price of $2,382,000 consisted of 2,300,000 unregistered shares of Torotel common stock valued at $1.00 per share and $82,000 in acquisition costs (see Notes P and Q of Notes to Consolidated Financial Statements). For accounting purposes, April 1 is considered the effective date of the acquisition. Prior to the acquisition, Torotel had 2,811,590 common shares outstanding, of which the Electronika shareholders, as individuals and as limited partners in the Caloyeras Family Partnership, L.P. (the "Caloyeras family"), owned 207,900 shares, or 7.4%. After closing of this transaction, Torotel now has 5,111,590 common shares outstanding, of which the Caloyeras family controls 49%.

     On March 29, 2002, Torotel acquired a 17% equity interest in Apex, a privately held company headquartered in Kansas City, Missouri. The total investment of $1,035,000 consisted of $35,000 in acquisition costs and a stock purchase of four million common shares for $1 million, of which $250,000 came from available cash and the remaining $750,000 from loan proceeds from the Caloyeras Family Partnership (see Notes D and R of Notes to Consolidated Financial Statements). The Caloyeras Family Partnership and a Caloyeras Trust also acquired four million shares in Apex on the same terms as Torotel.

     On April 19, 1999, Torotel, Inc. sold substantially all of the assets of East Coast Holdings, Inc.

("ECH"), a wholly-owned subsidiary formerly named OPT Industries, Inc., to Shared Information Group Management Associates, LLC ("SIGMA"), an investor group led by Peter B. Caloyeras, for approximately $2.7 million (see Note N of Notes to Consolidated Financial Statements). The assets sold included the land, buildings, equipment, inventories, order backlog and intellectual property, such as company name, patents, and product designs. The Caloyeras investor group presently controls and operates other companies in the magnetic component and power conversion industry. Mr. Caloyeras is the beneficial owner, as defined in Rule 13d-3(a) under the Securities Exchange Act of 1934, of 198,900 shares of Torotel Common Stock. Mr. Caloyeras also served as Torotel's Chief Executive Officer for a short time in February and March, 1999, until such time as a contemplated merger with a Caloyeras company was terminated. Since the name "OPT Industries" was part of the assets sold to SIGMA, Torotel changed the subsidiary's corporate name to East Coast Holdings, Inc.

     Torotel was incorporated under the laws of the State of Missouri in 1956. Its offices are located at 13402 South 71 Highway, Grandview, Missouri, and its telephone number is (816) 761-6314. The term "Company" as used herein includes Torotel, Inc. and its subsidiaries, unless the context otherwise requires.

     The following discussion includes the business operations of Torotel Products, Inc. and Electronika, Inc., as well as a brief synopsis on Apex Innovations.

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

Marketing and Customers

     Historically, nearly all sales have been to the military market; however, now approximately 57% of the annual sales come from select commercial markets, such as aerospace, oil drilling, and telecommunications. While efforts to diversify have been successful, Torotel Products' primary focus continues to be toward the military market. As a result, the business of Torotel Products is subject to various risks including, without limitation, dependence on government appropriations and program allocations, and the competition for available military business. Torotel Products' sales do not represent a significant portion of any particular market.

     Torotel Products markets its components primarily through a direct sales force and one independent manufacturers' representative paid on a commission basis. In addition, Torotel Products is an approved source on numerous applications, and generally is automatically solicited for any procurement needs for such applications. The magnetic components manufactured by Torotel Products are sold primarily in the United States, and most sales are awarded on a competitive bid basis. Although all existing orders are subject to schedule changes or cancellation, adequate financial compensation is usually provided in such instances to protect from suffering a loss on a contract.

     Torotel Products has a primary base of 40 customers that provide over 90% of its annual sales volume. This customer base includes many "Fortune 100" prime defense and aerospace companies. Torotel Products' primary strategy focuses on providing superior service to this core group of customers, including engineering support and new product design. The objective is to achieve growth with these customers, or other targeted companies that possess the potential for inclusion into the core group. In the fiscal year ended April 30, 2002, sales to two major customers amounted to 12% and 11% of the net sales of Torotel Products.

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

     Essential materials used by Torotel Products in the manufacturing process include magnetic materials, copper wire, and plastic housings. These materials are available from many sources. Major suppliers include Magnetics, Inc., Electrical Insulation Suppliers, Inc., and Mod & Fab. Torotel Products has not experienced any significant curtailment of production because of material shortages, but any long lead times for magnetic cores, specifically ferrite cores, can have an impact on sales bookings.

Engineering, Research and Development

     Torotel Products does not engage in significant research and development activities, but does incur engineering expense in designing products to meet customer specifications.

Environmental Laws

     In fiscal 2002, Torotel Products incurred training costs of approximately $18,000 to help ensure compliance with federal, state and local regulations on the proper handling, storage, disposal, and discharge of hazardous materials into the environment, or otherwise relating to the protection of employees, the community, and the environment. Torotel Products anticipates similar costs to be incurred in the fiscal year ending April 30, 2003.

Employees

     Torotel Products presently employs 50 full-time and 5 part-time employees. An adequate supply of qualified personnel is available in the facility's immediate vicinity. Torotel Products' production employees are represented by the International Association of Machinists and Aerospace Workers, AFL-CIO, Lodge No. 778. The current labor contract expires on May 31, 2003. There have been no interruptions of production as a result of labor disputes.

ELECTRONIKA

Products

     Electronika designs and sells ballast transformers to the airline industry. These transformers activate and control the lights in airplane cockpits and passenger compartments. Electronika's ballast transformers are used as spare and replacement parts in DC-8, DC-9, DC-10, MD-80, and MD-88 aircraft. According to the FAA Registry, this aggregate group has nearly 1,200 planes in active service in the U.S., second only to the Boeing 737.

Marketing and Customers

     All sales of ballast transformers have been made to the airline industry for use in DC-8, DC-9, and DC-10 aircraft. As a result, the business of Electronika is subject to various risks including, without limitation, any decline in use of the referenced aircraft, and competition for the available spare parts business. Electronika's sales do not represent a significant portion of any particular market.

     Electronika is an approved source for ballasts on the DC-8, DC-9, and DC-10 aircraft, and generally is automatically solicited for any procurement needs for such applications. The ballast transformers are sold primarily in the United States, and most sales are awarded on a competitive bid basis. Although all existing orders are subject to schedule changes or cancellation, adequate financial compensation is usually provided in such instances to protect from suffering a loss on a contract.

     Electronika has a primary base of approximately 40 customers. In the fiscal year ended April 30, 2002, sales to four major customers amounted to 25%, 22%, 19% and 14% of the net sales of Electronika.

Competition

     The market in which Electronika competes is not highly competitive. A limited number of companies sell ballasts of the type manufactured and sold by Electronika. The ability of Electronika to compete depends, among other things, upon its on-time delivery performance and quality assurance.

Manufacturing

     All of Electronika's requirements for the ballast transformers are outsourced pursuant to a Manufacturing Agreement with Magnetika, Inc. ("Magnetika"), a corporation owned by Peter B. Caloyeras and his family. Under the terms of the agreement, Magnetika provides all necessary raw material, labor, testing, packaging and related services required to complete the manufacture, delivery and sale of the ballast transformers, and Electronika is obligated to order all of its ballast transformer requirements exclusively from Magnetika. Electronika retains ownership of all designs, drawings, specifications and intellectual property rights associated with the ballast transformers. In exchange for the services provided to Electronika under the Manufacturing Agreement, Magnetika receives 40 percent of the net sales price of all ballast transformers sold by Electronika, plus a $2,500 per month management fee. The Manufacturing Agreement continues in effect until April 1, 2012.

Engineering, Research and Development

     Electronika does not engage in significant research and development activities, but may incur engineering expense on a contract basis in designing any new ballasts.

Environmental Laws

     Electronika does not have its own facility. As a result, Electronika does not incur any costs for compliance with federal, state and local regulations on the proper handling, storage, disposal, and discharge of hazardous materials into the environment, or otherwise relating to the protection of employees, the community, and the environment.

Employees

     Electronika does not have any employees.

APEX INNOVATIONS

     Torotel's management is not involved in the daily operating activities of Apex; however, Dale H. Sizemore, Jr., Torotel's chairman and chief executive officer is a member of Apex's board of directors.

     Apex's flagship product, CONNECTPKS(TM), is a web-hosted solution that manages the data and documents related to programs, projects, events and incidents. CONNECTPKS(TM) is the first true knowledge-based, project & event-centric secure internet solution designed and developed for government entities. More and more, thousands of federal, state, regional and local government entities need to efficiently interact on a daily basis to plan, forecast, appropriate, manage, track and report on a vast amount of funding and associated administrative and regulatory programs. The design of the system allows for an unlimited number of these organizations to securely share specific information on thousands of related and unrelated programs. This means that all the related information from the thousands of projects, events or incidents with which government entities need to collaborate, no matter how large or small, are visible to the necessary personnel, at the right time within all departments of cities, counties, utilities, consultants, contractors, state and federal agencies. Prior to CONNECTPKS(TM), no system allowed these agencies to seamlessly interact to manage these complex, yet critical processes.

     CONNECTPKS(TM) is also a real-time command, control and communications system. Real-time command and control is critical during any emergency incident. To accomplish this, many First Responders (firefighters, police, etc.) use a variety of technologies, with varying degrees of success. Much of the technology works well within a smaller incident, where communications are limited to a single jurisdiction or department. However, in larger incidents, where real-time communications are needed across a region and resources must be shared with many departments, cities and regions in real-time, the traditional Incident Command and Control systems may fail to meet the larger needs. CONNECTPKS(TM) is the first cross-agency system for emergencies, and as such, is the first extended-enterprise "virtual command" solution designed for the evolving role of our First Responders.

     Since September 11th, Command and Control functionality has become more important to government entities. CONNECTPKS(TM) can provide the knowledge base for "best-practices" responses allowing organizations to collaborate with any number of agencies and organizations. Responsibilities can be assigned and managed from multiple locations and agencies, via the web, all with real-time secure information available to authorized responders. Access to all regional resources, including equipment, personnel, critical supply inventories, volunteers, and other information is available when and where you need it.

     Apex is currently in the design stage of Metropolitan Emergency Service Information System for The Mid-America Regional Council, commonly referred to as MARC, which serves as the association of city and county governments and the metropolitan planning organization for the eight counties and 114 cities in the bi-state metropolitan Kansas City region. The design of this system is based on CONNECTPKS(TM).

ITEM 2.  Properties

     Torotel owns a two-building complex with approximately 29,000 square feet located in

Grandview, Missouri. This facility is occupied by Torotel Products, and also serves as Torotel's executive offices, as well as the business office of Electronika. As of April 30, 2002, this property was subject to a first deed of trust securing indebtedness in the amount of $376,000.

     The Company believes that its existing facility and equipment are well maintained and in good operating condition. Present utilization of the existing facility is less than 50% of maximum capacity.

ITEM 3.  Legal Proceedings

     The remaining liabilities related to the discontinued operations of ECH include trade accounts payable of $401,000 (see Note N of Notes to Consolidated Financial Statements). Several claims have been filed by ECH vendors for collection of amounts due, and more could be filed. Since ECH's remaining assets have been assigned as collateral for the remaining bank debt, ECH has no other source of income to satisfy its trade debt obligations. This trade debt remains the sole responsibility of ECH. Neither Torotel, Inc. or Torotel Products, Inc. has assumed these obligations. While some of the claims by ECH vendors have resulted in judgments against ECH, neither Torotel, Inc. or Torotel Products, Inc. intends to provide any funds to satisfy the judgments nor are they obligated to do so.

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

                                          2002                                 2001
                                -------------------------           ------------------------
     Fiscal Period               High               Low              High              Low
     -------------              -------           -------           -------          -------
       First Quarter             0.250             0.130             0.250            0.080
       Second Quarter            0.950             0.125             0.390            0.125
       Third Quarter             1.050             0.370             0.260            0.110
       Fourth Quarter            1.200             0.850             0.375            0.125

(b)  Approximate Number of Equity Security Holders

                                                  Approximate Number of
                                                     Record Holders
            Title of Class                         as of April 30, 2002
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

ITEM 6.  Management's Discussion and Analysis or Plan of Operation

     The following management comments regarding Torotel's results of operations and outlook should be read in conjunction with the Consolidated Financial Statements included pursuant to Item 7 of this Annual Report. The discussion and analysis of the results of operations include the operations of Torotel, Inc. and its subsidiaries, Torotel Products, Inc. and Electronika, Inc. (see Note P of Notes to Consolidated Financial Statements).

2002 Compared to 2001

     Net sales increased 13%. The net sales of Torotel Products increased 11% from $3,480,000 to $3,852,000 because of increased sales of magnetics products resulting from a higher shippable backlog at the beginning of the current fiscal year, and higher sales of the potted coil assembly for the Hellfire II missile system. Order bookings increased 44% during the fourth quarter, which has positioned the backlog for a strong beginning to fiscal 2003. Overall order bookings decreased nearly 4% during the year, reflecting soft market conditions in the telecommunications and industrial sectors that we serve. While these sectors will continue to slump in the near-term, management expects to see a steady level of business from its aerospace markets, and an increase in orders from the military segment over the next several months. Electronika's net sales from the date of acquisition were $86,000. Management remains optimistic about Torotel's sales outlook as it has targeted $5,400,000 as a consolidated sales goal for fiscal 2003.

     Gross profit as a percentage of net sales increased 4%. The gross profit percentage of Torotel Products increased nearly 4% primarily because of increased sales volume and lower material costs associated with the product mix. Electronika's gross profit as a percentage of sales was 60%.

     Engineering expenses, applicable only to Torotel Products, increased 8% because of higher payroll costs associated with more hours worked by part-time personnel. Management does anticipate an increase in the present level of engineering expenses.

     Selling, general and administrative (SG&A) expenses increased 13%. The SG&A expenses of Torotel, Inc. increased 52% from $133,000 to $202,000 because of a $49,000 increase in compensation costs associated with Torotel's chairman and CEO (who received no compensation last year), a $25,000 accrual for an incentive compensation award, and a $6,000 increase in travel costs. These increases were offset by a $6,000 decrease in investor relations costs, a $3,000 decrease in directors fees, and a $2,000 decrease in liability insurance costs. The SG&A expenses of Torotel Products increased 4% from $636,000 to $662,000 primarily because of a $35,000 increase in workers compensation insurance costs due to a dividend received last year, a $9,000 increase in rental expense from operating leases, a $7,000 increase in computer costs associated with lifetime software licenses, a $7,000 increase in group benefits costs, a $5,000 increase in liability insurance costs, a $5,000 increase in repairs and maintenance costs, a $4,000 increase in property taxes, and a $2,000 increase in advertising costs. These increases were offset by a $19,000 decrease in depreciation expense, an $8,000 decrease in incentive compensation awards, a $8,000 decrease in utilities costs, a $7,000 decrease in sales commissions, and a $6,000 decrease in customer fast-pay discounts. Electronika's SG&A expenses were $3,000. Management does anticipate an increase in the present level of SG&A expenses.

     Interest expense decreased nearly 50%. The interest expense of Torotel, Inc. decreased 68% from $60,000 to $19,000 because of the settlement reached on the note payable to a former officer (see Note K of Notes to Consolidated Financial Statements) and a lower principal balance on the guaranteed note with Vista Bank. The interest expense of Torotel Products decreased 24% from $45,000 to $34,000 because of lower debt balances.

     Interest income decreased 51% because of a lower principal balance on the note receivable from SIGMA and the effect of a higher annual interest rate that was assessed during the first nine months of fiscal 2001. The higher rate was triggered by late payments on the note.

     For the reasons discussed above, the consolidated pretax earnings increased from $317,000 to $576,000. The pretax loss of Torotel, Inc. increased from $151,000 to $209,000. The pretax earnings of Torotel Products increased from $468,000 to $729,000. The pretax earnings of Electronika were $49,000 from the date of acquisition.

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

     During the year ended April 30, 2002, Torotel's operations provided $455,000 in cash flow because of operating earnings. Cash flow was adversely impacted by a higher level of receivables associated with the acquisition of Electronika (see Note P of Notes to Consolidated Financial Statements) and by slower payment practices of major customers.

     Investing activities used $905,000 in cash flow because of the equity interest acquired in Apex (see Note R of Notes to Consolidated Financial Statements). Torotel had capital expenditures of $24,000 during fiscal 2002 and anticipates expenditures of approximately $50,000 during fiscal 2003.

     Financing activities provided $467,000 in cash flow because of the net effect of the loan proceeds from shareholders which were used to make the equity investment in Apex (see Note R of Notes to Consolidated Financial Statements) less the payments on long-term debt.

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

ITEM 7.  Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     Report of Independent Certified Public Accountants                                          13
     Consolidated Balance Sheet as of April 30, 2002                                             14
     Consolidated Statements of Operations for the years ended April 30, 2002 and 2001           15
     Consolidated Statement of Changes in Stockholders' Equity (Deficit) for the period
      May 1, 2000 through April 30, 2002                                                         16
     Consolidated Statements of Cash Flows for the years ended April 30, 2002 and 2001           17
     Notes to Consolidated Financial Statements                                                  18

ITEM 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

  REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Torotel, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Torotel, Inc. and Subsidiaries as of April 30, 2002, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended April 30, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Torotel, Inc. and Subsidiaries as of April 30, 2002 and the consolidated results of their operations and their consolidated cash flows for the years ended April 30, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP
----------------------


Kansas City, Missouri
June 14, 2002

CONSOLIDATED BALANCE SHEET
As of April 30, 2002

ASSETS

Current assets:
  Cash                                                                                        $    338,000
  Trade and other receivables, less allowance for doubtful accounts of $28,000                     620,000
  Current maturity of note receivable                                                              161,000
  Inventories                                                                                      166,000
  Prepaid expenses and other current assets                                                         16,000
                                                                                              ------------
                                                                                                 1,301,000

Property, plant and equipment:
  Land                                                                                             189,000
  Buildings and improvements                                                                       583,000
  Equipment                                                                                      1,118,000
                                                                                              ------------
                                                                                                 1,890,000
  Less accumulated depreciation and amortization                                                 1,594,000
                                                                                              ------------
                                                                                                   296,000

Other assets                                                                                         3,000
Intangible assets                                                                                2,382,000
Equity investment                                                                                1,035,000
                                                                                              ------------

                                                                                              $  5,017,000
                                                                                              ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                                                        $    152,000
  Trade accounts payable                                                                           824,000
  Accrued liabilities                                                                              230,000
  Accrued interest on note payable to shareholders                                                   5,000
  Income taxes payable                                                                               8,000
                                                                                              ------------
                                                                                                 1,219,000

Long-term debt, less current maturities                                                            385,000

Note payable to shareholders                                                                       750,000

Commitments and contingencies                                                                            -

Stockholders' equity:
  Common stock, $.01 par value; 6,000,000 shares authorized; 5,182,795 shares issued                52,000
  Capital in excess of par value                                                                12,362,000
  Accumulated deficit                                                                           (9,546,000)
                                                                                              ------------
                                                                                                 2,868,000
  Less cost of treasury stock, 71,205 shares                                                       205,000
                                                                                              ------------
                                                                                                 2,663,000
                                                                                              ------------

                                                                                              $  5,017,000
                                                                                              ============

         The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF OPERATIONS
Year ended April 30,

                                                                                      2002             2001
                                                                                  ------------     ------------

Net sales                                                                         $  3,938,000     $  3,480,000
Cost of goods sold                                                                   2,277,000        2,158,000
                                                                                  ------------     ------------

     Gross profit                                                                    1,661,000        1,322,000

Operating expenses:
  Engineering                                                                          184,000          171,000
  Selling, general and administrative                                                  867,000          769,000
                                                                                  ------------     ------------
                                                                                     1,051,000          940,000
                                                                                  ------------     ------------

     Earnings from operations                                                          610,000          382,000

Other expense (income):
  Interest expense                                                                      53,000          105,000
  Interest income                                                                      (19,000)         (39,000)
  Other, net                                                                                 -           (1,000)
                                                                                  ------------     ------------
                                                                                        34,000           65,000
                                                                                  ------------     ------------

     Earnings before provision for income taxes and extraordinary item                 576,000          317,000

Provision for income taxes                                                               8,000                -
                                                                                  ------------     ------------

     Earnings before extraordinary item                                                568,000          317,000

Extraordinary item:
  Gain on settlements of debt, less applicable taxes of $3,000                         466,000                -
                                                                                  ------------     ------------

Net earnings                                                                      $  1,034,000     $    317,000
                                                                                  ============     ============

Basic earnings per share:
  Earnings before extraordinary item                                              $        .19     $        .11
  Extraordinary item                                                                       .16                -
                                                                                  ------------     ------------
                                                                                  $        .35     $        .11
                                                                                  ============     ============

Diluted earnings per share:
  Earnings before extraordinary item                                              $        .19     $        .11
  Extraordinary item                                                                       .16                -
                                                                                  ------------     ------------
                                                                                  $        .35     $        .11
                                                                                  ============     ============

        The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                                   Total
                                                              Capital in                          Treasury     Stockholders'
                                                Common        Excess of       Accumulated          Stock,         Equity
                                 Shares          Stock        Par Value         Deficit           at cost        (Deficit)
                               ----------     -----------   -------------   --------------     ------------    -------------
Balance, May 1, 2000            2,882,795     $    29,000   $ 10,085,000    $  (10,897,000)    $   (205,000)   $    (988,000)

  Net earnings                          -               -              -           317,000                -          317,000
                               ----------     -----------   ------------    --------------     ------------    -------------

Balance, April 30, 2001         2,882,795     $    29,000   $ 10,085,000    $  (10,580,000)    $   (205,000)   $    (671,000)

  Issuance of common stock      2,300,000          23,000      2,277,000                 -                -        2,300,000

  Net earnings                          -               -              -         1,034,000                -        1,034,000
                               ----------     -----------   ------------    --------------     ------------    -------------

Balance, April 30, 2002         5,182,795     $    52,000   $ 12,362,000    $   (9,546,000)    $   (205,000)   $   2,663,000
                               ==========     ===========   ============    ==============     ============    =============

         The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Year ended April 30,

                                                                                      2002             2001
                                                                                  ------------    ------------
Cash flows from operating activities:
  Net earnings                                                                    $  1,034,000    $    317,000
  Adjustments to reconcile net earnings to net cash provided by operations:
     Loss on disposition of fixed assets                                                     -           2,000
     Gain on settlements of debt                                                      (466,000)              -
     Depreciation and amortization                                                      50,000          74,000
     Increase (decrease) in cash flows from operations resulting from changes in:
       Trade and other receivables                                                    (215,000)          9,000
       Inventories                                                                      98,000         (64,000)
       Prepaid expenses and other assets                                                (4,000)         (5,000)
       Trade accounts payable                                                          (15,000)        (46,000)
       Accrued liabilities                                                             (35,000)        (17,000)
       Income taxes payable                                                              8,000               -
                                                                                  ------------    ------------
Net cash provided by operations                                                        455,000         270,000
                                                                                  ------------    ------------

Cash flows from investing activities:
  Capital expenditures                                                                 (24,000)         (1,000)
  Proceeds from note receivable                                                        148,000         132,000
  Electronika acquisition costs                                                        (29,000)              -
  Equity interest in Apex                                                           (1,000,000)              -
                                                                                  ------------    ------------
Net cash provided by (used in) investing activities                                   (905,000)        131,000
                                                                                  ------------    ------------

Cash flows from financing activities:
  Proceeds from long-term debt                                                          75,000               -
  Proceeds from note payable to shareholders                                           750,000               -
  Principal payments on long-term debt                                                (203,000)       (208,000)
  Payments on capital lease obligations                                                 (5,000)         (8,000)
  Payment on note payable to former officer                                           (150,000)         41,000
                                                                                  ------------    ------------
Net cash provided by (used in) financing activities                                    467,000        (175,000)
                                                                                  ------------    ------------

Net increase in cash                                                                    17,000         226,000
Cash beginning of year                                                                 321,000          95,000
                                                                                  ------------    ------------

Cash end of year                                                                  $    338,000    $    321,000
                                                                                  ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Cash paid during the year for:
       Interest                                                                   $     55,000    $     58,000
       Income taxes                                                               $      3,000    $          -

     Non-cash investing and financing activities:
       Acquisition of Electronika                                                 $  2,300,000    $          -

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

Principles of Consolidation

     The consolidated financial statements include the accounts of Torotel, Inc. and its wholly-owned subsidiaries, Torotel Products, Inc., Electronika, Inc., and East Coast Holdings, Inc. (formerly named OPT Industries, Inc.) All significant inter-company accounts and transactions have been eliminated.

Use of Estimates

     In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

     Cost approximates market for all financial instruments as of April 30, 2002 and 2001.

Revenue Recognition

     Revenue is recognized on contracts and orders in the period in which the units are shipped (unit-of-delivery method). Both historically and currently, less than 5% of Torotel's annual consolidated sales arise from contracts which are performed over a period of more than one year.

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

Cash Flows

     For purposes of the statements of cash flows, Torotel considers all short-term investments purchased with a maturity of three months or less to be cash equivalents.

Employee Stock Option Plan

     The employee stock option plan is accounted for under Accounting Principles Board (APB) Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. This opinion requires that for options granted at less than fair market value, a compensation charge must be recognized for the difference between the exercise price and fair market value.

Advertising Costs

     Advertising costs are expensed as incurred. Advertising costs for the years ended April 30, 2002 and 2001 were $2,000 and $1,000, respectively.

NOTE B - INVENTORIES

     The following table summarizes the components of inventories:

       Raw materials                          $     29,000
       Work in process                             130,000
       Finished goods                                7,000
                                              ------------

                                              $    166,000
                                              ============

NOTE C - FINANCING AGREEMENTS

     On September 17, 2001, Torotel entered into a $75,000 promissory note with Vista Bank, N.A. Under the terms of the note, the outstanding balance bears interest at an initial rate of 6.5% per annum and will fluctuate daily at 1% over the bank's base lending rate. The note requires monthly principal and interest payments, with a first payment of $2,083.33 and 35 payments of $2,326.47. The note has a maturity date of September 17, 2004 and is collateralized by trade accounts receivable, inventories and equipment. As of April 30, 2002, the outstanding principal balance was $61,000 and the effective interest rate was 5.75%. Proceeds of the loan were used to help pay off the note payable to a former officer (see Note K of Notes to Consolidated Financial Statements).

     Torotel Products has a $451,000 note with Vista Bank, N.A. dated December 23, 1997. Under the terms of the note, the outstanding balance currently bears interest at a fixed rate of 5.25% per annum through March 18, 2003, thereafter the rate will be adjusted annually and will fluctuate up to 1/2% over the bank's base lending rate. The note requires monthly principal and interest payments of $3,858. The note, which is guaranteed by Torotel, Inc., has a maturity date of December 19, 2012, and is collateralized by a first mortgage on the land and buildings in Grandview, Missouri. As of April 30, 2002, the outstanding balance was $376,000.

     On April 19, 1999, Torotel, as guarantor of the bank debt of its discontinued ECH subsidiary, executed a Modification Agreement to an existing ECH loan with Vista Bank with a principal balance of $495,000. The loan is collateralized by the trade accounts receivable, inventories and equipment of Torotel Products, and the note receivable from SIGMA (see Note N of Notes to Consolidated Financial Statements). Under the terms of the loan, the outstanding balance bears interest at a fixed rate of 8.0% per annum and has a maturity date of April 1, 2003. During the first year, the loan required monthly interest only payments. Beginning May 1, 2000, the loan required monthly payments of principal and interest in equal amounts necessary to pay off the balance owed in 36 monthly payments. As of April 30, 2002, the outstanding balance was $100,000. Torotel is required to comply with certain covenants including restrictions on the payment of cash dividends. At April 30, 2002, Torotel was in violation of a current ratio covenant. The bank has waived compliance with the subject provision as of April 30, 2002.

     Information concerning Torotel's long-term indebtedness is as follows:

       Note payable to Vista Bank, maturing December 2012                $   376,000
       Note payable to Vista Bank, maturing April 2003                       100,000
       Note payable to Vista Bank, maturing September 2004                    61,000
                                                                         -----------
                                                                             537,000
       Less: Current maturities                                              152,000
                                                                         -----------

                                                                         $   385,000
                                                                         ===========

     The amount of long-term debt maturing in each of the next five years is as follows:

                       April 30,                             Amount
                       ---------                         -------------
                         2003                            $     152,000
                         2004                                   54,000
                         2005                                   40,000
                         2006                                   32,000
                         2007                                   33,000
                      Thereafter                               226,000
                                                         -------------

                                                         $     537,000
                                                         =============

NOTE D - NOTE PAYABLE TO SHAREHOLDERS

     On March 28, 2002, Torotel entered into a $750,000 promissory note with the Caloyeras Family Partnership, whose members beneficially own and control 49% of the outstanding common shares of Torotel. Under the terms of the note, the outstanding balance bears interest at a rate of 7% per annum and requires quarterly interest only payments of $13,125 beginning June 28, 2002. The note has a maturity date of March 28, 2007, and is collateralized by the common stock owned by Torotel in Apex Innovations and Electronika. As of April 30, 2002, the outstanding principal balance was $750,000. Proceeds of the loan were used to acquire a 17% equity interest in Apex Innovations (see Note R of Notes to Consolidated Financial Statements).

NOTE E - INCOME TAXES

     The provision for income taxes reflected in the consolidated statements of operations differs from the amounts computed at the federal statutory tax rates. The principal differences between the statutory income tax expense and the effective provision for income taxes are summarized as follows:

                                                                                    2002              2001
                                                                                ------------     ------------
         Computed tax expense at statutory rates                                $    249,000     $     85,000
         Utilization of net operating loss carryforwards                            (241,000)         (85,000)
         (Increase) decrease in deferred tax assets                                  236,000          243,000
         Increase (decrease) in valuation allowance                                 (236,000)        (504,000)
         Expiration of net operating loss carryforwards                                    -          219,000
         Expiration of tax credit carryforwards                                            -           42,000
                                                                                ------------     ------------

                                                                                $      8,000     $          -
                                                                                ============     ============

     Torotel has available as benefits to reduce future income taxes, subject to applicable limitations, the following estimated net operating loss ("NOL") carryforwards:

                   Year of                     NOL
                 Expiration                Carryforward
                 ----------                -------------
                    2003                   $     640,000
                    2007                         340,000
                    2009                         495,000
                    2010                         694,000
                    2011                         319,000
                    2012                         889,000
                    2013                         801,000
                    2014                       2,932,000
                                           -------------

                                           $   7,110,000
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

              Inventory valuation reserve                      190,000
              Tax credit carryforwards                          20,000
              Other                                             48,000
                                                           -----------
                                                             2,462,000
              Less valuation allowance                       2,462,000
                                                           -----------

                                                            $        -
                                                           ===========

NOTE F - COMMITMENTS AND CONTINGENCIES

     Torotel is party to twelve non-cancelable operating leases used in the performance of its business. As of April 30, 2002, there were no capital lease obligations. Future minimum lease payments are as follows:

                                             Operating
                   April 30,                  Leases
                   ---------                -----------
                     2003                   $    47,000
                     2004                        39,000
                     2005                        11,000
                     2006                         2,000
                     2007                             -
                                            -----------

                                            $    99,000
                                            ===========

     Total rent expense for all operating leases for the years ended April 30, 2002 and 2001 was $33,000 and $29,000, respectively.

NOTE G - EMPLOYEE INCENTIVE PLANS

Incentive Compensation Plan

     Torotel's shareholders approved the Incentive Compensation Plan in 1994. All key employees are eligible to participate in the Plan. The Plan provides for participants to receive incentive payments in cash and/or Torotel common stock based on targeted pretax earnings, as defined in the Plan. Awards under the Plan for the years ended April 30, 2002 and 2001 were $53,000 and $36,000, respectively.

Employee Stock Option Plans

     In accordance with the 1982 Incentive Compensation Plan, Torotel reserved 630,000 common shares for issuance to key employees pursuant to the exercise of incentive and non-qualified stock options granted prior to May 20, 1992. At April 30, 2002, no options were exercisable and no options were available for future grants. Stock option transactions under this Plan are summarized as follows:

                                          Shares Under         Option Price
                                             Option              Per Share
                                          ------------       ----------------
              Balance, May 1, 2000               3,357       $         1.70
                  Exercised                          -                    -
                  Forfeited                     (3,357)      $         1.70
                                          ------------
              Balance, April 30, 2001                -                    -
                  Exercised                          -                    -
                  Forfeited                          -                    -
                                          ------------

              Balance, April 30, 2002                -                    -
                                          ============

     In accordance with the Incentive Compensation Plan approved on September 19, 1994, Torotel reserved 400,000 common shares for issuance to key employees pursuant to the exercise of incentive and non-qualified stock options granted prior to June 20, 2004. The options are accounted for under APB Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for this Plan. The incentive stock options have a term of five years when issued and vest 50% per year during the first two years. The non-qualified stock options have a term of ten years when issued and vest 25% per year during the first four years. The exercise price of each option equals the market price of Torotel's common stock on the date of grant. Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Plan been determined based on the fair value of the options at the grant dates consistent with the method of Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, Torotel's operating results would have been reduced to the pro forma amounts indicated below.

                                                                             2002             2001
                                                                        -------------    -------------
      Earnings before extraordinary item              As Reported       $     568,000    $     317,000
                                                      Pro Forma         $     564,000    $     317,000

      Basic earnings per share                        As Reported       $         .19    $         .11
                                                      Pro Forma         $         .19    $         .11

      Diluted earnings per share                      As Reported       $         .19    $         .11
                                                      Pro Forma         $         .19    $         .11

     The fair values of the options granted were estimated on the date of grant using the Black-Scholes options-pricing model. The fair value of the incentive stock options was determined using the following weighted average assumptions: no dividend payments over the life of the options; expected volatility of 551.0%; risk-free interest rate of 3.50%; and expected life of five years.

     Stock option transactions under this Plan for each period are summarized as follows:

                                                        2002                               2001
                                            ----------------------------      -----------------------------
                                                              Weighted                           Weighted
                                              Shares          Average            Shares          Average
                                              Under           Exercise           Under          Exercise
                                              Option           Price             Option           Price
                                            ----------       -----------      -----------     ------------
Outstanding at beginning of year                    -                 -                 -            -
  Granted                                      40,000          $    .37                 -            -
  Exercised                                         -                 -                 -            -
  Forfeited                                         -                 -                 -            -
                                            ---------                           ---------

Outstanding at end of year                     40,000          $    .37                 -            -
                                            =========                           =========

Options exercisable at end of period                -                 -                 -            -
Weighted average fair value of
 options granted during the year                               $    .37                              -

The following information applies to options outstanding at April 30, 2002:

           Number outstanding                                               40,000
           Range of exercise prices                                    $       .37
           Weighted average exercise price                             $       .37
           Weighted average remaining contractual life                   4.50 yrs.

Employee Stock Purchase Plan

     Torotel has an Employee Stock Purchase Plan which allows employees to purchase Torotel common stock at a formula price which approximates market value. The Plan enables employees to purchase stock through payroll deductions of up to 10% of their compensation. Torotel matches one-half of the employee's contribution. Stock purchased under the Plan is restricted from transfer for one year after the date of issuance. There were no expenses under the Plan during the years ended April 30, 2002 and 2001.

401(k) Retirement Plans

     Torotel has a 401(k) Retirement Plan for Torotel Products' employees. Employer contributions to the Plan are at the discretion of the Board of Directors. Employer contributions to the Plan were $4,000 for the years ended April 30, 2002 and 2001, respectively.

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

                                                                    2002              2001
                                                                -------------    -------------
       Earnings before extraordinary item                       $     568,000    $     317,000
       Weighted average common shares outstanding                   2,994,330        2,811,590
       Incremental shares                                               6,631                -

       Basic earnings per share                                 $         .19    $         .11
       Diluted earnings per share                               $         .19    $         .11

No incremental shares are included in the EPS calculations for 2001 because the market price of Torotel's common stock is lower than the exercise price of the stock equivalents under contract.

NOTE I - STOCK WARRANTS

     In connection with the acquisition of ECH in fiscal 1994, warrants to purchase 66,667 shares of Torotel'scommon stock at $1.50 per share were issued to Chemical Bank New Jersey N.A. The warrants expire on September 1, 2003.

     Pursuant to a settlement that ended a class action alleging racial discrimination in hiring by Torotel Products, Inc., Torotel agreed to issue a warrant certificate to the Torotel Settlement Fund to purchase 100,000 shares of Torotel common stock at $.75 per share. The warrant is 100% vested upon issuance and cannot be exercised until the market price of Torotel's common stock reaches $2.00 per share. The warrant expires on May 4, 2003.

     The $33,000 fair value of the warrant was estimated on the date of grant using the Black-Scholes options-pricing model using the following weighted average assumptions: no dividend payments over the life of the warrant; expected volatility of 75.9%; risk-free interest rate of 5.8%; and expected life of two years.

     Stock warrant transactions for each period are summarized as follows:

                                                        2002                               2001
                                            ------------------------------      ----------------------------
                                                               Weighted                           Weighted
                                             Shares            Average           Shares           Average
                                             Under             Exercise          Under            Exercise
                                             Warrant            Price            Warrant            Price
                                            ---------         ------------      ---------       ------------
Outstanding at beginning of year              100,000            $  .75           100,000             $  .75
  Granted                                           -                 -                 -                  -
  Exercised                                         -                 -                 -                  -
  Forfeited                                         -                 -                 -                  -
                                            ---------                           ---------

Outstanding at end of year                    100,000            $  .75           100,000             $  .75
                                            =========                           =========

Warrants exercisable at year-end                    -                 -                 -                  -
Weighted average fair value of
 warrants granted during the year                                     -                                    -

The following information applies to warrants outstanding at April 30, 2002:

        Number outstanding                                          100,000
        Range of exercise prices                                $       .75
        Weighted average exercise price                         $       .75
        Weighted average remaining contractual life               1.0 years

NOTE J - ACCRUED LIABILITIES

   Accrued liabilities consist of the following:

     Employee related expenses                                   $     146,000
     Other, including interest                                          89,000
                                                                 -------------

                                                                 $     235,000
                                                                 =============

NOTE K - NOTE PAYABLE TO FORMER OFFICER

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

     In consideration of a payment of $150,000, the former executive agreed to forgive the remaining debt balance of $234,000 and all accrued unpaid interest relating to the note. In return, Torotel has agreed not to pursue any claims against the former executive for costs and penalties incurred by Torotel as a result of the thermal shock testing investigation. Torotel borrowed $75,000 to help fund this payment (see Note C of Notes to Consolidated Financial Statements).

     As a result of this settlement, Torotel recorded an extraordinary gain to net earnings of $411,000 in fiscal 2002.

NOTE L - DIVIDEND RESTRICTIONS

     Torotel's loan agreement prohibits the payment of cash dividends without the prior consent of Vista Bank, N.A.

NOTE M - EXTRAORDINARY ITEM

     The extraordinary item as presented in the accompanying consolidated statements of operations for the year ended April 30, 2002, includes a net gain of $466,000 resulting from the settlement of old liabilities at amounts lower than originally recorded (see Note K of Notes to Consolidated Financial Statements).

NOTE N - DISCONTINUED SUBSIDIARY

     The operations of East Coast Holdings, Inc. (formerly named OPT Industries, Inc.), a wholly owned subsidiary of Torotel, were discontinued in April 1999, and substantially all of the assets sold to SIGMA for approximately $2.7 million. A $441,000 note receivable from SIGMA was part of the purchase price. This note accrues interest at a fixed rate of 8% per annum and has a maturity date of April 19, 2003. During the first year, the note required monthly interest only payments. Beginning May 19, 2000, the note requires monthly payments of principal and interest in equal amounts necessary to pay off the full balance owed in 36 monthly payments. During the period of September 2000 to February 2001, Torotel exercised its right under the terms of the note to invoke the default rate of interest, which is 5% per annum above the prevailing rate, because some payments were received beyond the normal 15-day grace period. As a result, the effective rate of interest on the note was temporarily increased to 13% per annum. Torotel agreed to revert back to the original interest rate of 8% per annum in March 2001. All payments have been received on a timely basis since that time.

     The remaining assets and liabilities related to ECH as of April 30, 2002, are included in the accompanying consolidated balance sheet under the following captions and in the amounts shown:

        Current maturity of note receivable              $    161,000
        Current maturities of long-term debt             $    100,000
        Trade accounts payable                           $    401,000
        Accrued liabilities                              $     50,000

NOTE O - INFORMATION ABOUT MAJOR CUSTOMERS

     For the year ended April 30, 2002, sales to two major customers amounted to 12% and 11% of consolidated net sales. For the year ended April 30, 2001, sales to two major customers amounted to 12% and 10% of consolidated net sales.

NOTE P - ACQUISITION

     On April 2, 2002, Torotel acquired 100% of the common stock of Electronika, a custom design, marketing and licensing company selling ballast transformers to the airline industry for use as spare and replacement parts in DC-8, DC-9, DC-10, MD-80, and MD-88 aircraft. The total purchase price of $2,382,000 consisted of 2,300,000 unregistered shares of Torotel common stock and $82,000 in acquisition costs. For accounting purposes, April 1 is considered the effective date of the acquisition.

     Torotel's common stock trades on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "TTLO". On March 21, 2002, the last trading day before the public announcement regarding the acquisition, the last reported sales prices of the common stock on the OTCBB were as follows: High $1.05 Low $.80. The acquisition was recorded at a per share value of $1.00, which is an average of the closing price five (5) days prior to and five (5) days after the public announcement. The consideration of 2,300,000 shares was determined through arms-length negotiations between Torotel and Electronika. In reaching its determination, Torotel's Board of Directors considered a number of factors, including the following:

          1. The financial condition, results of operations and business prospects of Torotel;
          2. The financial condition, results of operations and business prospects of Electronika;
          3.   The strategic fit between the two companies;
          4.   The structure of the transaction and the terms of the agreement;
               and
          5. A fairness opinion rendered by Stern Brothers Valuation Advisors as to the fairness, from a financial point of view, to the shareholders of Torotel.

     The selling shareholders of Electronika (the Caloyeras Family Partnership) have guaranteed that the aggregate sales from Electronika's existing ballast designs over the next five (5) full fiscal years following the closing date will be at least $2.5 million, which is expected to result in an aggregate gross profit of $1.5 million before any operating expenses.

     Torotel's Board of Directors believes that the combined company will have greater financial strength, earnings power and growth potential than either Torotel or Electronika would have on its own.

     The accompanying consolidated statements of operations include the operating results of Electronika from the effective date of the acquisition. The following unaudited pro forma summaries present the consolidated results of operations as if the acquisition had occurred at the beginning of the periods presented. The pro forma results include amortization of intangible assets and exclude compensation in excess of amounts payable after the acquisition.

                                                                                Pro Forma Information
                                                                                 Years Ended April 30,
                                                                           -------------------------------
                                                                                 2002              2001
                                                                           ---------------     -----------
         Net sales                                                         $     5,273,000     $ 4,062,000
         Earnings before extraordinary item                                $     1,212,000     $   304,000
         Net earnings                                                      $     1,678,000     $   304,000

         Basic earnings per share before extraordinary item                $           .24     $       .06
         Basic earnings per share                                          $           .33     $       .06

         Diluted earnings per share before extraordinary item              $           .24     $       .06
         Diluted earnings per share                                        $           .33     $       .06

                                                                                Pro Forma Information
                                                                            Three Months Ended April 30,
                                                                           -------------------------------
                                                                                 2002              2001
                                                                           ---------------     -----------
         Net sales                                                         $     1,250,000     $ 1,194,000
         Net earnings                                                      $       204,000     $   180,000
         Basic earnings per share                                          $           .04     $       .04
         Diluted earnings per share                                        $           .04     $       .04

     The pro forma information does not purport to be indicative of the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or of future results of operations.

NOTE Q - INTANGIBLE ASSETS

     The total purchase price of $2,382,000 discussed in Note P of Notes to Consolidated Financial Statements is included in the accompanying consolidated balance sheet under the caption "Intangible Assets". Pursuant to Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, discussed in Note S of Notes to Consolidated Financial Statements, Torotel identified two intangible assets resulting from the acquisition of Electronika.

     The first is a customer-related intangible asset consisting of the order backlog having an assigned value of $205,000, which will be amortized over one year. The second is a technology-based intangible asset consisting of the product designs of the ballast transformers approved by the Federal Aviation Administration ("FAA") and Boeing as replacement parts primarily on DC-8, DC-9, DC-10, MD-80, MD-83 and MD-88 passenger and cargo aircraft. This intangible asset has an assigned value of $2,177,000, which will be amortized over a weighted average period of 17 years. The useful life of the product designs was determined by reviewing the FAA Registry for the aggregate number of registered aircraft, the life expectancy of new aircraft, and depreciation policies of airlines and air cargo companies utilizing the aforementioned group of aircraft. The useful life assigned will be reviewed annually for any impairment loss.

     The estimated aggregate amortization expense for each of the next five years is as follows:

                     April 30,                             Amount
                     ---------                         ------------
                       2003                            $    332,000
                       2004                                 127,000
                       2005                                 127,000
                       2006                                 127,000
                       2007                                 127,000
                                                       ------------

                                                       $    840,000
                                                       ============

NOTE R - EQUITY INVESTMENT

     On March 29, 2002, Torotel acquired a 17% equity interest in Apex. The total investment of $1,035,000 consisted of $35,000 in acquisition costs and a stock purchase of four million common shares for $1,000,000, of which $250,000 came from available cash and the remaining $750,000 from loan proceeds from the Caloyeras Family Partnership (see Note D of Notes to Consolidated Financial Statements). The Caloyeras Family Partnership and a Caloyeras Trust also acquired four million shares of Apex on the same terms as Torotel. The investment will be accounted for using the equity method of accounting since Torotel and Caloyeras have the ability to exercise substantial influence over Apex. The accompanying consolidated statements of operations do not include any operating results of Apex because Apex's fiscal year ended on February 28. Condensed financial statements for Torotel's investment in Apex are as follows:


                                Condensed Balance Sheet

                                                                         February 28,
                                                                         -----------
                                                                             2002
                                                                         -----------
       Current assets                                                    $   995,000
       Other Assets                                                        2,367,000
                                                                         -----------
                                                                         $ 3,362,000
                                                                         ===========

       Current liabilities                                               $ 1,091,000
       Other liabilities                                                      39,000
       Stockholders' equity                                                2,232,000
                                                                         -----------
                                                                         $ 3,362,000
                                                                         ===========

                            Condensed Statements of Operations

                                                           Two Months
                                                              Ended       Year Ended
                                                           February 28,   December 31,
                                                           ------------   ------------
                                                               2002           2001
                                                           ------------   ------------
       Net sales                                           $    534,000   $  2,606,000
       Gross profit                                        $    315,000   $  1,524,000
       Net earnings                                        $      8,000   $    116,000

NOTE S - RECENT ACCOUNTING PRONOUNCEMENTS

     On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Corporation are as follows:

     - All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling-of-interest method of accounting is prohibited except for transactions initiated before July 1, 2001.
     - Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented, or exchanged, either individually or as part of a related contract, asset, or liability.
     - Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.
     - Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever an impairment indicator exists.
     - All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons, Compliance With Section 16(a) of the Exchange Act

     As of the date of this Annual Report, based solely upon a review of copies of Forms 3, 4 and 5 and amendments thereto furnished during its most recent fiscal year, Torotel believes that except for H. James Serrone, all directors and officers are in compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934. Mr. Serrone filed a delinquent Form 4 in March 2002 disclosing a stock option grant received in November 2001. Biographical summaries concerning individuals serving on the Board of Directors, the Company's executive officers and significant employees, are shown below. Dale H. Sizemore, Jr., both a Director and executive officer, and Richard A. Sizemore, a Director, are brothers.

     Dale H. Sizemore, Jr., age 50
     Chairman of the Board, President and Chief Executive Officer of
      Torotel, Inc.
     President of Torotel Products, Inc.
     Director of Electronika, Inc.

               Mr. Sizemore became a Director of the Company in 1984. He has served as Chairman since 1995, and served as President from 1995 to 1996, and assumed the title of President again in April 1999. Mr. Sizemore was self employed from 1983 to 2001. In January 2002, he became an active member of Torotel's management team.

     Richard A. Sizemore, age 42
     President of Interactive Design, Inc.

               Mr. Sizemore became a Director of the Company in 1995. He has been owner and President of Interactive Design, Inc. in Lenexa, Kansas, since 1987. He holds a B.S. degree in electrical engineering and an M.B.A. from the University of Kansas.

     H. James Serrone, age 47
     Vice President of Finance, Chief Financial Officer, and Secretary of
      Torotel, Inc.
     Vice President of Finance and General Manager of Torotel Products, Inc. Secretary of Electronika, Inc.

               Mr. Serrone was appointed a Director of the Company in May 1999. He joined Torotel in 1979, became Controller in 1982, and was named Vice President in 1993. Mr. Serrone has served as Vice President of Torotel Products, Inc. since 1992. He has been General Manager of Torotel Products, Inc. since August 1996. Mr. Serrone became Secretary of Electronika, Inc. in April 2002.

ITEM 10.  Executive Compensation

     The following table sets forth the compensation of the named executive officers for each of Torotel's last three completed fiscal years.

                           Summary Compensation Table

                                                                                 Long-Term
                                         Annual Compensation                   Compensation
                              ------------------------------------------      -------------
       Name and                                                                  Options       All Other
   Principal Position          Year          Salary              Bonus           Awarded      Compensation
------------------------      ------       ----------          ---------      -------------   ------------
Dale H. Sizemore, Jr.          2002         $  30,000          $  25,000              -0-      $    16,625
President and                  2001         $     -0-          $     -0-              -0-      $       -0-
Chief Executive Officer        2000         $     -0-          $     -0-              -0-      $       -0-

Option Grants

     There were no grants of stock options made to the named executive officer during the last completed fiscal year.

Aggregate Option Exercises and Fiscal Year-End Option Value

     There were no stock option exercises made during the last completed fiscal year and the executive officer identified above did not have any unexercised stock options as of April 30, 2002.

Compensation of Directors

     During the fiscal year ended April 30, 2002, Dale H. Sizemore, Jr. and Richard A. Sizemore received no compensation as directors, but $19,500 and $22,500 remains due and payable to both individuals as of April 30, 2002, respectively. The amount due Dale H. Sizemore, Jr. consists of $3,000 from the fiscal year ended April 30, 2002, $6,000 from both fiscal years ended April 30, 2001 and 2000, and $4,500 from the fiscal year ended April 30, 1999. The amount due Richard A. Sizemore consists of $6,000 from each of the fiscal years ended April 30, 2002, 2001 and 2000, and $4,500 from the fiscal year ended April 30, 1999.

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management

     Certain Beneficial Owners

     The following persons beneficially own more than 5% of the outstanding Common Stock of Torotel, Inc. as of July 23, 2002:

       Name and Address                  Amount Beneficially                    Percent
     of Beneficial Owner                       Owned                            of Class
  -------------------------            ---------------------                   ----------
     Alexandra Z. Caloyeras                   835,304 (a)                         16.3%
     110 Sullivan Street
     Apt 4B
     New York, New York 10012

      Name and Address                   Amount Beneficially                    Percent
     of Beneficial Owner                       Owned                            of Class
  -------------------------            ---------------------                   ----------
     Aliki S. Caloyeras                       835,304 (b)                         16.3%
     266 West 11th Street
     Apt. 1RW
     New York, New York 10014

     Basil P. Caloyeras                       835,303 (c)                         16.3%
     2041 West 139th Street
     Gardena, CA 90249

     Richard A. Sizemore                      264,995 (d)                          5.2%
     Linda V. Sizemore
     8356 Hallet
     Lenexa, KS  66215

     Gregory M. Sizemore                      253,978 (e)                          5.0%
     Julie Sizemore
     12735 Mohawk Circle
     Leawood, KS  66209

(a) Alexandra Z. Caloyeras' individual direct ownership is 769,667 shares. Ms. Caloyeras' indirect ownership includes 65,637 shares which is equivalent to 33% of the 198,900 shares owned by the Caloyeras Family Partnership L.P., a limited partnership in which Ms. Caloyeras is a limited partner. Alexandra
     Z. Caloyeras is the sister of Aliki S. Caloyeras and Basil P. Caloyeras.

(b) Aliki S. Caloyeras' individual direct ownership is 769,667 shares. Ms. Caloyeras' indirect ownership includes 65,637 shares which is equivalent to 33% of the 198,900 shares owned by the Caloyeras Family Partnership L.P., a limited partnership in which Ms. Caloyeras is a limited partner. Aliki S. Caloyeras is the sister of Alexandra Z. Caloyeras and Basil P. Caloyeras.

(c) Basil P. Caloyeras' individual direct ownership is 769,666 shares. Ms. Caloyeras' indirect ownership includes 65,637 shares which is equivalent to 33% of the 198,900 shares owned by the Caloyeras Family Partnership L.P., a limited partnership in which Mr. Caloyeras is a limited partner. Basil P. Caloyeras is the brother of Alexandra Z. Caloyeras and Aliki S. Caloyeras.

(d) Richard A. Sizemore and Linda V. Sizemore are husband and wife. Mr. and Mrs. Sizemore's individual direct ownership is 140,226 and 15,666 shares, respectively. Mr. Sizemore's indirect ownership includes 58,976 shares which are owned by Mr. Sizemore as trustee for his children, and 50,127 shares which is equivalent to 25% of the 200,506 shares owned by Sizemore Enterprises, a General Partnership in which Mr. Sizemore is a general partner.

(e) Gregory M. Sizemore and Julie Sizemore are husband and wife. Mr. and Mrs. Sizemore's individual direct ownership is 137,654 and 15,666 shares, respectively. Mr. Sizemore's indirect ownership includes 50,532 shares which are owned by Mr. Sizemore as trustee for his children, 50,126 shares which is equivalent to 25% of the 200,506 shares owned by Sizemore Enterprises, a General Partnership in which Mr. Sizemore is a general partner.

Management

     The following table sets forth the individuals serving on the Board of Directors, the executive officers and significant employees, and information with respect to the number of shares of Torotel's common stock beneficially owned by each of them directly or indirectly, as of July 23, 2002. The number of shares beneficially owned includes shares, if any, held in the name of the spouse, minor children, or other relative of the individual living in his home, as well as shares, if any, held in the name of another person under an arrangement whereby the individual enjoys the right to vote or the use of the income, or whereby the individual can vest or revest title in himself at once or at some future time. The business address of each person listed below is 13402 South 71 Highway, Grandview, Missouri 64030. Dale
H. Sizemore, Jr., both a Director and executive officer, and Richard A. Sizemore, a Director, are brothers.

      Name and Position                  Amount Beneficially                    Percent
     of Beneficial Owner                       Owned                            of Class
  -------------------------            ---------------------                   ----------

     Dale H. Sizemore, Jr.                    229,130 (a)                         4.4%
     Chairman of the Board,
     President and
     Chief Executive Officer

     Richard A. Sizemore                      264,995 (b)                         5.2%
     Director

     H. James Serrone                           6,916                             0.1%
     Vice President and
     Chief Financial Officer

     Directors and Executive                  501,041                             9.8%
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

ITEM 12.  Certain Relationships and Related Transactions

     Indebtedness to Shareholders

     On March 28, 2002, Torotel entered into a $750,000 promissory note with the Caloyeras Family Partnership, whose members beneficially own and control 49% of the outstanding common shares of Torotel. Under the terms of the note, the outstanding balance bears interest at a rate of 7% per annum and requires quarterly interest only payments of $13,125 beginning June 28, 2002. The note has a maturity date of March 28, 2007, and is collateralized by the common stock owned by Torotel in Apex Innovations and Electronika. As of April 30, 2002, the outstanding principal balance was $750,000. Proceeds of the loan were used to acquire a 17% equity interest in Apex Innovations (see Note Q of Notes to Consolidated Financial Statements).

     Employment Agreements

     Torotel has employment agreements with Dale H. Sizemore, Jr. in connection with his duties as chairman and chief executive officer, and H. James Serrone in connection with his duties as chief financial officer of Torotel, Inc. and general manager of Torotel Products, Inc. Both agreements were effective March 20, 2002, and expire on March 19, 2005, unless the parties mutually agree to extend the agreements.

     The contracts provide for minimum base monthly salaries of $8,333.33 and $6,000 for Messrs. Sizemore and Serrone, respectively, plus other benefits and incentive awards as determined by Torotel's board of directors. The agreements further provide that if a party's employment is terminated by Torotel prior to the expiration date, other than for cause, that party will receive a severance payment as follows: a lump sum severance payment in the amount of twelve (12) times the monthly base salary if the termination without cause occurs during the first two years of the agreement; a lump sum severance payment in the amount of six (6) times the monthly base salary if the termination without cause occurs during the third year of the agreement. The agreements also provide for a restrictive covenant of non-competition for a period of two years following termination of employment.

ITEM 13.  Exhibits and Reports on Form 8-K

(a)  Exhibits (Electronic Filing Only)

        Exhibit 21       Subsidiaries of the Registrant
        Exhibit 99.1     Certification Pursuant to 18 U.S.C. Section 1350, as
                          Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
        Exhibit 99.2     Certification Pursuant to 18 U.S.C. Section 1350, as
                          Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

        There were three reports filed on Form 8-K during the fourth quarter of the year ended April 30, 2002.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Torotel, Inc.
(Registrant)


By:  /s/  H. James Serrone
     -------------------------------
     H. James Serrone
     Vice President of Finance and
     Chief Financial Officer

     Date:    August 9, 2002

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/  Dale H. Sizemore, Jr.
     -------------------------------
     Dale H. Sizemore, Jr.
     Chairman of the Board, President,
     Chief Executive Officer
     and Director

     Date:    August 9, 2002


By:: /s/  Richard A. Sizemore
     -------------------------------
     Richard A. Sizemore
     Director

     Date:    August 9, 2002


By:: /s/  H. James Serrone
     -------------------------------
     H. James Serrone
     Vice President of Finance,
     Chief Financial Officer,
     and Secretary

     Date:    August 9, 2002