Form 10QSB
period 2002-07-31
TOROTEL INC
filed 2002-09-12
CIK 98752

                                   FORM 10-QSB



               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the quarterly period ended July 31, 2002

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

As of September 11, 2002, there were 5,111,590 shares of Common Stock, $.01 Par Value, outstanding.

                         TOROTEL, INC. AND SUBSIDIARIES



                                      INDEX



PART I.    FINANCIAL INFORMATION

      Item 1.   Financial Statements

           Consolidated Balance Sheet as of July 31, 2002                                             1

           Consolidated Statements of Operations for the three months
                ended July 31, 2002 and 2001                                                          2

           Consolidated Statements of Cash Flows for the three months
                ended July 31, 2002 and 2001                                                          3

           Notes to Consolidated Financial Statements                                                 4

      Item 2.   Management's Discussion and Analysis or Plan of Operation                            10



PART II.   OTHER INFORMATION

      Item 1.   Legal Proceedings                                                                    12

      Item 6.   Exhibits and Reports on Form 8-K                                                     12



SIGNATURES                                                                                           13

PART I.    FINANCIAL INFORMATION


Item 1.    Financial Statements

CONSOLIDATED BALANCE SHEET (Unaudited)
As of July 31, 2002


ASSETS

Current assets:
     Cash                                                           $   368,000
     Accounts receivable, net                                           660,000
     Current maturity of note receivable                                122,000
     Inventories                                                        229,000
     Prepaid expenses and other current assets                           58,000
                                                                    -----------
                                                                      1,437,000

Property, plant and equipment, net                                      289,000

Other assets                                                              3,000
Intangible assets, net                                                2,299,000
Equity investment                                                     1,045,000
                                                                    -----------

                                                                    $ 5,073,000
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current maturities of long-term debt                           $   128,000
     Trade accounts payable                                             768,000
     Accrued liabilities                                                251,000
                                                                    -----------
                                                                      1,147,000

Long-term debt, less current maturities                                 372,000

Note payable to shareholders                                            750,000

Stockholders' equity:
     Common stock, at par value                                          52,000
     Capital in excess of par value                                  12,362,000
     Accumulated deficit                                             (9,405,000)
                                                                    -----------
                                                                      3,009,000
     Less treasury stock, at cost                                       205,000
                                                                    -----------
                                                                      2,804,000
                                                                    -----------

                                                                    $ 5,073,000
                                                                    ===========

         The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three Months Ended July 31,


                                                                                       2002              2001
                                                                                   -----------        ---------
Net sales                                                                          $ 1,140,000        $ 945,000
Cost of goods sold                                                                     623,000          539,000
                                                                                   -----------        ---------

     Gross profit                                                                      517,000          406,000

Operating expenses:
     Engineering                                                                        48,000           43,000
     Selling, general and administrative                                               238,000          202,000
     Amortization of intangible assets                                                  83,000             -
                                                                                   -----------        ---------
                                                                                       369,000          245,000
                                                                                   -----------        ---------

     Earnings from operations                                                          148,000          161,000

Other expense (income):
     Interest expense                                                                   21,000           13,000
     Interest income                                                                    (3,000)          (6,000)
     Other, net                                                                         (1,000)            -
                                                                                   -----------        ---------
                                                                                        17,000            7,000
                                                                                   -----------        ---------

     Earnings before provision for income taxes, equity
           in earnings of investee and extraordinary item                              131,000          154,000

Provision for income taxes                                                                -                -
                                                                                   -----------        ---------

     Earnings before equity in earnings of investee
           and extraordinary item                                                      131,000          154,000

Equity in earnings of investee                                                          10,000             -
                                                                                   -----------        ---------

     Earnings before extraordinary item                                                141,000          154,000

Extraordinary item:
     Gain on settlements of debt                                                          -              27,000
                                                                                   -----------        ---------

Net earnings                                                                       $   141,000        $ 181,000
                                                                                   ===========        =========


Basic earnings per share:
      Earnings before extraordinary item                                                 $ .03            $ .05
      Extraordinary item                                                                   -                .01
                                                                                         -----            -----
                                                                                         $ .03            $ .06
                                                                                         =====            =====

Diluted earnings per share:
      Earnings before extraordinary item                                                 $ .03            $ .05
      Extraordinary item                                                                   -                .01
                                                                                         -----            -----
                                                                                         $ .03            $ .06
                                                                                         =====            =====


        The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Three Months Ended July 31,


                                                                                      2002             2001
                                                                                   ---------        ---------
Cash flows from continuing operating activities:
     Net earnings                                                                  $ 141,000        $ 181,000
     Adjustments to reconcile net earnings to net cash
         provided by operations:
           Gain on minority share interest                                           (10,000)            -
           Gain on settlements of debt                                                  -             (27,000)
           Depreciation and amortization                                              94,000           14,000
           Increase (decrease) in cash flows from operations
              resulting from changes in:
                Accounts receivable                                                  (40,000)          (8,000)
                Inventories                                                          (63,000)         (30,000)
                Prepaid expenses and other assets                                    (42,000)         (19,000)
                Trade accounts payable                                                32,000          (15,000)
                Accrued liabilities                                                   16,000           (5,000)
                Income Taxes Payable                                                  (8,000)            -
                                                                                   ---------        ---------

Net cash provided by operating activities                                            120,000           91,000
                                                                                   ---------        ---------

Cash flows from investing activities:
     Capital expenditures                                                             (4,000)            -
     Proceeds from note receivable                                                    39,000           36,000
     Electronika acquisition costs                                                   (53,000)            -
     Apex acquisition costs                                                          (35,000)            -
                                                                                   ---------        ---------

Net cash provided by (used in) investing activities                                  (53,000)          36,000
                                                                                   ---------        ---------

Cash flows from financing activities:
     Principal payments on long-term debt                                            (37,000)         (78,000)
     Payments on capital lease obligations                                              -              (2,000)
                                                                                   ---------        ---------

Net cash used in financing activities                                                (37,000)         (80,000)
                                                                                   ---------        ---------

Net increase in cash                                                                  30,000           47,000
Cash beginning of three-month period                                                 338,000          321,000
                                                                                   ---------        ---------

Cash end of three-month period                                                     $ 368,000        $ 368,000
                                                                                   =========        =========


Supplemental Disclosures of Cash Flow Information
     Cash paid during the period for:
              Interest                                                             $  21,000        $  13,000
              Income taxes payable                                                 $   8,000        $    -


        The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 1 - Basis of Presentation

      Torotel specializes in the custom design and manufacture of a wide variety of precision magnetic components, consisting of transformers, inductors, reactors, chokes and toroidal coils, for use in commercial, industrial and military electronics. Torotel also designs and distributes ballast transformers for the airline industry. Approximately 98% of Torotel's sales are derived from domestic customers. The accompanying unaudited consolidated financial statements reflect the normal recurring adjustments which are, in the opinion of management, necessary to present fairly Torotel's financial position at July 31, 2002, and the results of operations for the three months ended July 31, 2002.

      The financial statements contained herein should be read in conjunction with Torotel's financial statements and related notes filed on Form 10-KSB for the year ended April 30, 2002.


Note 2 - Inventories

      The components of inventories are summarized as follows:

           Raw materials                                     $  27,000
           Work in process                                     202,000
                                                             ---------
                                                             $ 229,000
                                                             =========


Note 3 - Income Taxes

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

      The following table summarizes the components of the net deferred tax asset:

           Net operating loss carryforwards                $ 2,154,000
           Inventory valuation                                 190,000
           Tax credit carryforwards                             20,000
           Other                                                48,000
                                                           -----------
                                                             2,412,000
           Less valuation allowance                          2,412,000
                                                           -----------

                                                           $      -
                                                           ===========

Note 4 - Earnings Per Share

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

      YEAR-TO-DATE EPS CALCULATIONS                         2002             2001
                                                        -----------      -----------
         Net earnings                                   $   141,000      $   181,000
         Weighted average common shares outstanding       5,111,590        2,811,590
         Incremental shares                                  40,773             -

         Basic earnings per share                       $       .03      $       .06
         Diluted earnings per share                     $       .03      $       .06

No incremental shares are included in the EPS calculations for 2001 because the market price of Torotel's common stock being lower than the exercise price of the stock equivalents under contract.


Note 5 - Financing Agreements

      Under the terms of a loan with Vista Bank, N.A., Torotel is required to comply with certain covenants including restrictions on the payment of cash dividends. Torotel was in violation of a current ratio covenant at April 30, 2002; however, the bank waived compliance with the subject provision as of April 30, 2002. As of July 31, 2002, Torotel has cured the default and is now in compliance with the current ratio covenant.


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

                 YEAR-TO-DATE                                        2002         2001
                                                                  ---------    ---------


           Earnings before extraordinary item      As Reported    $ 141,000    $ 181,000
                                                   Pro Forma      $ 134,000    $ 181,000

           Basic earnings per share                As Reported    $     .03    $     .06
                                                   Pro Forma      $     .03    $     .06

           Diluted earnings per share              As Reported    $     .03    $     .06
                                                   Pro Forma      $     .03    $     .06

      The fair value of the incentive stock options granted was estimated on the date of grant using the Black-Scholes options-pricing model. The fair value of the options was determined using the following weighted average assumptions: no dividend payments over the life of the options; expected volatility of 551.0%; risk-free interest rate of 3.50%; and expected life of five years.

      Stock option transactions under the 1994 Incentive Compensation Plan for each period are summarized as follows:

                                                              2002                                2001
                                                -----------------------------        -----------------------------
                                                 Weighted                             Weighted
                                                  Shares           Average             Shares           Average
                                                  Under           Exercise             Under           Exercise
                                                  Option            Price              Option            Price
                                                ----------      -------------        ----------      -------------
      Outstanding at beginning of period          40,000            $.37                 -                 -
      Granted                                       -                -                   -                 -
      Exercised                                     -                -                   -                 -
      Forfeited                                     -                -                   -                 -
                                                ----------                           ----------
      Outstanding at end of period                40,000            $.37                 -                 -
                                                ==========                           ==========

      Options exercisable at end of period        20,000            $.37                 -                 -
      Weighted average fair value of
          options granted during the year                            -                                     -

The following information applies to options outstanding at July 31, 2002:

           Number outstanding                               40,000
           Range of exercise prices                           $.37
           Weighted average exercise price                    $.37
           Weighted average remaining contractual life        4.25 yrs.


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

      Stock warrant transactions for each period are summarized as follows:

                                                              2002                                2001
                                                -----------------------------        -----------------------------
                                                 Weighted                             Weighted
                                                  Shares           Average             Shares           Average
                                                  Under           Exercise             Under           Exercise
                                                  Option            Price              Option            Price
                                                ----------      -------------        ----------      -------------
      Outstanding at beginning of period         100,000            $.75              100,000            $.75
      Granted                                       -                -                   -                -
      Exercised                                     -                -                   -                -
      Forfeited                                     -                -                   -                -
                                                ----------                           ----------
      Outstanding at end of period               100,000             $.75             100,000            $.75
                                                ==========                           ==========

      Warrants exercisable at end of period         -                 -                  -                -
      Weighted average fair value of
          warrants granted during the year                            -                                   -

The following information applies to warrants outstanding at July 31, 2002:

           Number outstanding                               100,000
           Range of exercise prices                            $.75
           Weighted average exercise price                     $.75
           Weighted average remaining contractual life          .75 yrs.


Note 8 - Extraordinary Item

      For the three months ended July 31, 2001, the extraordinary item as presented in the accompanying consolidated statements of operations includes a gain of $27,000 resulting from the settlement of old liabilities at amounts lower than that originally recorded.


Note 9 - Amortization of Intangibles

      The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset based on Torotel's reassessment of previously recognized intangible assets and their remaining amortization lives in accordance with the adoption of Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS:

                                                                 2002                                  2001
                                                      ---------------------------         ----------------------------
                                     Average            Gross                               Gross
                                   Amortizable        Carrying       Accumulated           Carrying       Accumulated
                                      Life             Amount        Amortization           Amount        Amortization
                                   -----------       ----------      ------------          --------       ------------
      Order backlog                     1            $  205,000      $     51,000          $   -          $     -
      Aircraft                         17             2,177,000            32,000              -                -
                                                     ----------      ------------          --------       ------------

                                                     $2,382,000      $     83,000          $   -          $     -
                                                     ==========      ============          ========       ============


The total intangible amortization expense for the three months ended July 31, 2002, was $83,000. The estimated aggregate amortization expense for each of the next five years is as follows:

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
                                         ============

Note 10 - Equity Investment

      On March 29, 2002, Torotel acquired a 17% equity interest in Apex Innovations, Inc. The investment is accounted for using the equity method of accounting. The accompanying consolidated statement of operations for the three months ended July 31, 2002, includes a $10,000 profit resulting from Apex's operating results for the three months ended May 31, 2002. Condensed financial statements for Torotel's investment in Apex are as follows:

                             Condensed Balance Sheet

                                                   May 31,
                                                    2002
                                                ------------
   Current assets                               $  1,569,000
   Other assets                                    4,725,000
                                                ------------
                                                $  6,294,000
                                                ============

   Current liabilities                          $    410,000
   Other liabilities                               2,407,000
   Stockholders' equity                            3,477,000
                                                ------------
                                                $  6,294,000
                                                ============

                       Condensed Statements of Operations

                                          3-Mos. Ended      2-Mos. Ended
                                             May 31,        February 28,
                                              2002              2002
                                          ------------      ------------
   Net sales                              $  1,383,000      $   534,000
   Gross profit                           $    599,000      $   315,000
   Net earnings                           $     58,000      $     8,000

Note 11 - Discontinued Subsidiary

      The operations of East Coast Holdings, Inc. (formerly named OPT Industries, Inc.), a wholly-owned subsidiary of Torotel, were discontinued in April 1999, and the assets sold to Shared Information Group Management Associates, L.L.C ("SIGMA"). The remaining assets and liabilities related to this subsidiary as of July 31, 2002, are included in the accompanying consolidated balance sheet under the following captions and in the amounts shown:

   Current maturity of note receivable              $    122,000
   Current maturities of long-term debt             $     75,000
   Trade accounts payable                           $    395,000
   Accrued liabilities                              $     50,000


Note 12 - Acquisition

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

      The accompanying consolidated statements of operations include the operating results of Electronika for the three months ended July 31, 2002. The following unaudited pro forma summaries present the consolidated results of operations as if the acquisition had occurred at the beginning of the periods presented. The pro forma results include the effects of amortizing intangible assets and exclude compensation in excess of amounts payable after the acquisition.

                                                                Pro Forma Information
                                                                 Three Months Ended
                                                                        July 31,
                                                           -------------------------------
                                                                2002              2001
                                                           -------------     -------------
  Net sales                                                $   1,140,000     $   1,325,000
  Earnings before extraordinary item                       $     192,000     $     291,000
  Net earnings                                             $     192,000     $     318,000


  Basic earnings per share before extraordinary item       $         .04     $         .06
  Basic earnings per share                                 $         .04     $         .06

  Diluted earnings per share before extraordinary item     $          04     $         .06
  Diluted earnings per share                               $         .04     $         .06

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

      The discussion and analysis of the results of operations include the operations of Torotel, Inc. and its subsidiaries, Torotel Products, Inc. and Electronika, Inc. (see Note 12 of Notes to Consolidated Financial Statements).

THREE MONTHS ENDED JULY 31, 2002 VERSUS THREE MONTHS ENDED JULY 31, 2001

      Net sales increased nearly 21%. The net sales of Torotel Products increased slightly from $945,000 to $958,000. The rate of new order bookings is on par with last year; however, the product mix is beginning to shift more toward defense. This trend is expected to continue as new contract awards associated with ongoing military programs are anticipated. The net sales of Electronika were $182,000. Management remains optimistic about Torotel's sales outlook.

      Gross profit as a percentage of net sales increased slightly more than 2%. The gross profit percentage of Torotel Products remained unchanged at 43%. Electronika's gross profit as a percentage of net sales was 60%.

      Engineering expenses, applicable only to Torotel Products, increased 12% from $43,000 to $48,000 because of higher payroll costs associated with more hours worked by part-time personnel and higher travel costs associated with visits to a subcontracting facility in Mexico. Management does anticipate an increase in the present level of engineering expenses during the next few quarters.

      Selling, general and administrative (SG&A) expenses increased 18%. The SG&A expenses of Torotel, Inc. increased 97% from $30,000 to $59,000 because of higher compensation costs associated with Torotel's chairman and CEO (who received no compensation in last year's period). The SG&A expenses of Torotel Products decreased slightly from $172,000 to $171,000. The SG&A expenses of Electronika were $8,000. Management does anticipate an increase in the present level of SG&A expenses during the next few quarters.

      Amortization costs, entirely attributable to Electronika, were $83,000 (see Note 9 of Notes to Consolidated Financial Statements).

      Interest expense increased nearly 62%. The interest expense of Torotel, Inc. increased 300% from $4,000 to $16,000 because of the higher debt resulting from the equity investment in Apex. The interest expense of Torotel Products decreased 44% from $9,000 to $5,000 because of lower debt balances and a lower annual interest rate on the mortgage payable to Vista Bank.

      Interest income decreased 50% from $6,000 to $3,000 due to a lower principal balance on the note receivable from SIGMA.

      For the reasons discussed above, the consolidated pretax earnings decreased from $154,000 to $131,000. The pretax loss of Torotel, Inc. increased from $28,000 to $71,000. The pretax earnings of Torotel Products increased from $182,000 to $184,000. The pretax earnings of Electronika were $18,000.

LIQUIDITY AND CAPITAL RESOURCES

      Torotel relies on funds generated internally to meet its normal operating requirements and to service bank indebtedness. Management continues to evaluate ways of improving Torotel's liquidity position and funding future investments.

      During the three months ended July 31, 2002, Torotel's operations provided $120,000 in cash flow because of operating earnings. Cash flow was adversely impacted by slower payment practices of major customers and a higher level of work in process associated with a new contract for potted coil assemblies for the Hellfire II missile system.

      Investing activities used $53,000 in cash flow because of the acquisitions costs associated with Electronika and Apex (see Notes 10 and 12 of Notes to Consolidated Financial Statements). These payments were offset partially by the proceeds from the note receivable from SIGMA. Torotel had capital expenditures of $4,000 during the three months ended July 31, 2002, and anticipates approximately $45,000 in capital expenditures during the balance of fiscal 2003.

      Financing activities used $37,000 in cash flow because of decreases in long-term debt.

      Management believes that inflation will have only a minimal effect on future operations since such effects will be offset by sales price increases which are not expected to have a significant effect upon demand.

OTHER

      Except for historical information contained herein, certain of the matters discussed above are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbor created by that Act. These statements are based on assumptions about a number of important factors and involve risks and uncertainties that could cause actual results to be different from what is stated here. These risk factors are: impairment of intangible assets, decreased demand for products, delays in developing new products, expected orders that do not materialize, loss of key customers, the impact of competition and price erosion as well as supply and manufacturing constraints, and other risks and uncertainties.

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

      The remaining liabilities related to the discontinued operations of ECH include trade accounts payable of $395,000 (see Note 11 of Notes to Consolidated Financial Statements). Several claims have been filed by vendors for collection of amounts due, and more could be filed. Since ECH's remaining assets have been assigned as collateral for the remaining bank debt, ECH has no other source of income to satisfy its trade debt obligations. This trade debt remains the sole responsibility of ECH. Neither Torotel, Inc. or Torotel Products, Inc. has assumed these obligations. While some of the claims by ECH vendors have resulted in judgments against ECH, neither Torotel, Inc. or Torotel Products, Inc. intends to provide any funds to satisfy the judgments nor are they obligated to do so.


Item 6.   Exhibits and Reports on Form 8-K

    a)    Exhibits

           Exhibit 99.1        Certification Pursuant to 18 U.S.C. Section 1350,
                                as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
           Exhibit 99.2        Certification Pursuant to 18 U.S.C. Section 1350,
                                as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    b)    Reports on Form 8-K  There were two reports filed on Form 8-K during the three months ended July 31, 2002.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Torotel, Inc.
(Registrant)




Date: September 12, 2002                     /s/  H. James Serrone
      ----------------------                 ---------------------------------
                                             H. James Serrone
                                             Vice President of Finance and
                                             Chief Financial Officer