Form 10QSB
period 2002-10-31
TOROTEL INC
filed 2002-12-13
CIK 98752

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2002

Commission File No. 1-8125

TOROTEL, INC.
(Exact name of small business issuer as specified in its charter)

MISSOURI	44-0610086
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13402 SOUTH 71 HIGHWAY, GRANDVIEW, MISSOURI 64030
(Address of principal executive offices)

(816) 761-6314
(Issuer's telephone number)

NONE
(Former name, former address and former fiscal year, if changed since last report)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        As of December 11, 2002, 5,111,590 shares of Common Stock, $.01 Par Value, were outstanding.

TOROTEL, INC. AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

CONSOLIDATED BALANCE SHEET
(Unaudited)

As of October 31, 2002
ASSETS
Current assets
Cash	$604,000
Accounts receivable, net	685,000
Current maturity of note receivable	82,000
Inventories	155,000
Prepaid expenses and other current assets	61,000

1,587,000
Property, plant and equipment, net	281,000
Other assets	7,000
Intangible assets, net	2,216,000
Equity investment	1,036,000

$5,127,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$104,000
Trade accounts payable	777,000
Accrued liabilities	213,000

1,094,000
Long-term debt, less current maturities	358,000
Note payable to stockholders	750,000
Stockholders' equity
Common stock, at par value	52,000
Capital in excess of par value	12,362,000
Accumulated deficit	(9,284,000)

3,130,000
Less treasury stock, at cost	205,000

2,925,000

$5,127,000

The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended October 31,
	2002	2001
Net sales	$2,428,000	$1,962,000
Cost of goods sold	1,382,000	1,107,000

Gross profit	1,046,000	855,000
Operating expenses
Engineering	97,000	92,000
Selling, general and administrative	487,000	413,000
Amortization of intangible assets	166,000	—

	750,000	505,000

Earnings from operations	296,000	350,000
Other expense (income)
Interest expense	41,000	25,000
Interest income	(5,000)	(11,000)
Other, net	(1,000)	—

	35,000	14,000

Earnings before provision for income taxes, equity in earnings of investee and extraordinary item	261,000	336,000
Provision for income taxes	—	—

Earnings before equity in earnings of investee and extraordinary item	261,000	336,000
Equity in earnings of investee	1,000	—

Earnings before extraordinary item	262,000	336,000
Extraordinary item
Gain on settlements of debt	—	438,000

Net earnings	$262,000	$774,000

Basic earnings per share
Earnings before extraordinary item	$.05	$.12
Extraordinary item	—	.15

	$.05	$.27

Diluted earnings per share
Earnings before extraordinary item	$.05	$.12
Extraordinary item	—	.15

	$.05	$.27

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended October 31,
	2002	2001
Net sales	$1,288,000	$1,017,000
Cost of goods sold	759,000	568,000

Gross profit	529,000	449,000
Operating expenses
Engineering	49,000	49,000
Selling, general and administrative	249,000	211,000
Amortization of intangible assets	83,000	—

	381,000	260,000

Earnings from operations	148,000	189,000
Other expense (income)
Interest expense	20,000	12,000
Interest income	(2,000)	(5,000)
Other, net	—	—

	18,000	7,000

Earnings before provision for income taxes, equity in earnings of investee and extraordinary item	130,000	182,000
Provision for income taxes	—	—

Earnings before equity in earnings of investee and extraordinary item	130,000	182,000
Equity in earnings (loss) of investee	(9,000)	—

Earnings before extraordinary item	121,000	182,000
Extraordinary item Gain on settlements of debt	—	411,000

Net earnings	$121,000	$593,000

Basic earnings per share
Earnings before extraordinary item	$.02	$.07
Extraordinary item	—	.14

	$.02	$.21

Diluted earnings per share
Earnings before extraordinary item	$.02	$.07
Extraordinary item	—	.14

	$.02	$.21

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended October 31,
	2002	2001
Cash flows from operating activities
Net earnings	$262,000	$774,000
Adjustments to reconcile net earnings to net cash provided by operating activities
Gain on equity in earnings of investee	(1,000)	—
Gain on settlements of debt	—	(438,000)
Depreciation and amortization	187,000	27,000
Increase (decrease) in cash flows from operations resulting from changes in Accounts receivable	(65,000)	(40,000)
Inventories	11,000	(19,000)
Prepaid expenses and other assets	(49,000)	(27,000)
Trade accounts payable	41,000	(64,000)
Accrued liabilities	(22,000)	(31,000)
Income taxes payable	(8,000)	—

Net cash provided by operating activities	356,000	182,000

Cash flows from investing activities
Capital expenditures	(6,000)	(8,000)
Proceeds from note receivable	79,000	73,000
Electronika acquisition costs	(53,000)	—
Apex acquisition costs	(35,000)	—

Net cash provided by (used in) investing activities	(15,000)	65,000

Cash flows from financing activities
Principal payments on long-term debt	(75,000)	(124,000)
Payments on capital lease obligations	—	(5,000)
Proceeds from long-term debt	—	75,000
Note and interest payable to former officer	—	(150,000)

Net cash used in financing activities	(75,000)	(204,000)

Net increase in cash	266,000	43,000
Cash, beginning of period	338,000	321,000

Cash, end of period	$604,000	$364,000

Supplemental disclosures of cash flow Information
Cash paid during the period for
Interest	$41,000	$25,000
Income taxes	$8,000	$—

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

        Torotel, Inc. (Torotel) specializes in the custom design and manufacture of a wide variety of precision magnetic components, consisting of transformers, inductors, reactors, chokes and toroidal coils, for use in commercial, industrial and military electronics. Torotel also designs and distributes ballast transformers for the airline industry. Approximately 98% of Torotel's sales are derived from domestic customers. The accompanying unaudited consolidated financial statements reflect the normal recurring adjustments which are, in the opinion of management, necessary to present fairly Torotel's financial position at October 31, 2002, and the results of operations for the six months ended October 31, 2002.

        The financial statements contained herein should be read in conjunction with Torotel's financial statements and related notes filed on Form 10-KSB for the year ended April 30, 2002.

Note 2—Inventories

        The components of inventories are summarized as follows:

Work in process	$143,000
Finished goods	12,000

$155,000

Note 3—Income Taxes

        Torotel has net operating loss carryforwards available as benefits to reduce future income taxes, subject to applicable limitations. These operating loss carryforwards expire in various amounts in the years 2003 through 2014.

        The difference between the financial statement and tax bases of assets and liabilities is determined annually. Deferred income taxes and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will, more likely than not, be realized. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets or liabilities.

        The following table summarizes the components of the net deferred tax asset:

Net operating loss carryforwards	$2,111,000
Inventory valuation	190,000
Tax credit carryforwards	20,000
Other	48,000

2,369,000
Less valuation allowance	2,369,000

$—

Note 4—Earnings Per Share

        Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, requires dual presentation of basic and diluted EPS on the face of the statement of earnings regardless of whether basic and diluted EPS are the same; and requires a reconciliation of the numerator and denominator used in computing basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing earnings available to holders of common stock by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion 15. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Pursuant to SFAS No. 128, the basic and diluted earnings per common share are computed as follows:

Year-to-Date EPS Calculations	2002		2001
Net earnings		$262,000		$336,000
Weighted average common shares outstanding		5,111,590		2,811,590
Incremental shares		38,531		—
Basic earnings per share	$	..05	$	..12
Diluted earnings per share		$.05		$.12

        No incremental shares are included in the EPS calculations for 2001 because the market price of Torotel's common stock being lower than the exercise price of the stock equivalents under contract.

Quarterly EPS Calculations	2002		2001
Net earnings		$121,000		$182,000
Weighted average common shares outstanding		5,111,590		2,811,590
Incremental shares		36,185		—
Basic earnings per share	$	..02	$	..07
Diluted earnings per share		$.02		$.07

        No incremental shares are included in the EPS calculations for 2001 because the market price of Torotel's common stock being lower than the exercise price of the stock equivalents under contract.

Note 5—Financing Agreements

        Under the terms of a loan with United Trust Bank (formerly Vista Bank, N.A.), Torotel is required to comply with certain covenants including restrictions on the payment of cash dividends. Torotel was in violation of a current ratio covenant at April 30, 2002; however, the bank waived compliance with the subject provision as of April 30, 2002. Torotel cured the default during the first quarter ended July 31, 2002, and continues to be in compliance with the current ratio covenant.

Note 6—Employee Stock Options

        In accordance with the Incentive Compensation Plan approved by shareholders on September 19, 1994, Torotel has reserved 400,000 common shares for issuance to key employees pursuant to the exercise of incentive and non-qualified stock options granted prior to June 20, 2004. The options are accounted for under APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. The incentive stock options have a term of five years when issued and vest 50% per year at the end of each of the first two years. The non-qualified stock options have a term of ten years when issued and vest 25% per year at the end of each of the first four years. The exercise price of each option equals the market price of Torotel's common stock on the date of grant. Accordingly, no compensation cost will be recognized upon the grant of any options. Had compensation cost for the

Plan been determined based on the fair values of the options at their grant dates consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, Torotel's operating results would have been reduced to the pro forma amounts indicated below.

Year-to-Date		2002		2001
Earnings before extraordinary item	As Reported		$262,000		$336,000
	Pro Forma		$255,000		$332,000
Basic earnings per share	As Reported	$	..05	$	..12
	Pro Forma		$.05		$.12
Diluted earnings per share	As Reported	$	..05	$	..12
	Pro Forma		$.05		$.12
Quarterly		2002		2001
Earnings before extraordinary item	As Reported		$121,000		$182,000
	Pro Forma		$121,000		$182,000
Basic earnings per share	As Reported	$	..02	$	..07
	Pro Forma		$.02		$.07
Diluted earnings per share	As Reported	$	..02	$	..07
	Pro Forma		$.02		$.07

        The fair value of the incentive stock options granted was estimated on the date of grant using the Black-Scholes options-pricing model. The fair value of the options was determined using the following weighted average assumptions: no dividend payments over the life of the options; expected volatility of 551.0%; risk-free interest rate of 3.50%; and expected life of five years.

        Stock option transactions under the 1994 Incentive Compensation Plan for each period are summarized as follows:

	2002		2001
	Weighted Shares Under Option	Average Exercise Price	Weighted Shares Under Option	Average Exercise Price
Outstanding at beginning of period	40,000	$.37	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at end of period	40,000	$.37	—	—

Options exercisable at end of period	20,000	$.37	—	—
Weighted average fair value of
options granted during the period	—	—

        The following information applies to options outstanding at October, 2002:

Number outstanding	40,000
Range of exercise prices	$.37
Weighted average exercise price	$.37
Weighted average remaining contractual life	4.00	yrs.

Note 7—Stock Warrants

        Pursuant to a settlement that ended a class action alleging racial discrimination in hiring by Torotel Products, Inc., Torotel agreed to issue a warrant certificate to the Torotel Settlement Fund to purchase 100,000 shares of Torotel, Inc.'s common stock at $.75 per share. The warrant is 100% vested upon issuance and cannot be exercised until the market price of Torotel's common stock reaches $2.00 per share. The warrant expires on May 4, 2003.

        The $33,000 fair value of the warrant was estimated on the date of grant using the Black-Scholes options-pricing model using the following weighted average assumptions: no dividend payments over the life of the warrant; expected volatility of 75.9%; risk-free interest rate of 5.8%; and expected life of two years.

        Stock warrant transactions for each period are summarized as follows:

	2002		2001
	Weighted Shares Under Option	Average Exercise Price	Weighted Shares Under Option	Average Exercise Price
Outstanding at beginning of period	100,000	$.75	100,000	$.75
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at end of period	100,000	$.75	100,000	$.75

Warrants exercisable at end of period	—	—	—	—
Weighted average fair value of warrants granted during the period	—		—	—

The following information applies to warrants outstanding at October 31, 2002:

Number outstanding	100,000
Range of exercise prices	$.75
Weighted average exercise price	$.75
Weighted average remaining contractual life	.50 yrs.

Note 8—Extraordinary Item

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

Note 9—Amortization of Intangibles

        The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset based on Torotel's reassessment of previously recognized intangible assets and their remaining amortization lives in accordance with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets:

		2002		2001
	Average Amortizable Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Order backlog	1	$205,000	$102,000	$—	$—
Aircraft	17	2,177,000	64,000	—	—

		$2,382,000	$166,000	$—	$—

        The total intangible amortization expense for the six months ended October 31, 2002 was $166,000. The estimated aggregate amortization expense for each of the next five years is as follows:

Year Ending April 30,	Amount
2003	$332,000
2004	127,000
2005	127,000
2006	127,000
2007	127,000

$840,000

Note 10—Equity Investment

        On March 29, 2002, Torotel acquired a 17% equity interest in Apex Innovations, Inc. (Apex). The investment is accounted for using the equity method of accounting. The accompanying consolidated statements of operations include a $9,000 loss and a $1,000 profit for the three and six months ended October 31, 2002, respectively, resulting from Apex's operating results for the three and six months ended August 31, 2002. Condensed financial statements for Torotel's investment in Apex are as follows:

Condensed Balance Sheet

August 31, 2002
Current assets	$1,433,000
Other assets	5,053,000

$6,486,000

Current liabilities	$512,000
Other liabilities	2,551,000
Stockholders' equity	3,423,000

$6,486,000

Condensed Statements of Operations

	6-Mos Ended August 31, 2002	3-Mos. Ended August 31, 2002	2-Mos. Ended February 28, 2002
Net sales	$2,749,000	$1,366,000	$534,000
Gross profit	$1,192,000	$593,000	$315,000
Net earnings (loss)	$3,000	$(55,000)	$8,000

Note 11—Discontinued Subsidiary

        The operations of East Coast Holdings, Inc. (formerly named OPT Industries, Inc.), a wholly-owned subsidiary of Torotel, were discontinued in April 1999, and the assets sold to Shared Information Group Management Associates, L.L.C (SIGMA). The remaining assets and liabilities related to this subsidiary as of October 31, 2002, are included in the accompanying consolidated balance sheet under the following captions and in the amounts shown:

Current maturity of note receivable	$82,000
Current maturities of long-term debt	$51,000
Trade accounts payable	$391,000
Accrued liabilities	$50,000

Note 12—Acquisition

        On April 2, 2002, Torotel acquired 100% of the common stock of Electronika, a custom design, marketing and licensing company selling ballast transformers to the airline industry for use as spare and replacement parts in DC-8, DC-9, DC-10, MD-80, and MD-88 aircraft. The total purchase price of $2,382,000 consisted of 2,300,000 unregistered shares of Torotel's common stock and $82,000 in acquisition costs. For accounting purposes, April 1 is considered the effective date of the acquisition.

        The accompanying consolidated statements of operations include the operating results of Electronika for the three and six months ended October 31, 2002. The following unaudited pro forma summaries present the consolidated results of operations as if the acquisition had occurred at the beginning of the periods presented. The pro forma results include the effects of amortizing intangible assets and exclude compensation in excess of amounts payable after the acquisition.

	Pro Forma Information Six Months Ended October 31,
	2002	2001
Net sales	$2,428,000	$2,727,000
Earnings before extraordinary item	$364,000	$614,000
Net earnings	$364,000	$1,052,000
Basic earnings per share before extraordinary item	$.07	$.12
Basic earnings per share	$.07	$.20
Diluted earnings per share before extraordinary item	$.07	$.12
Diluted earnings per share	$.07	$.20
	Pro Forma Information Three Months Ended October 31,
	2002	2001
Net sales	$1,288,000	$1,402,000
Earnings before extraordinary item	$172,000	$323,000
Net earnings	$172,000	$734,000
Basic earnings per share before extraordinary item	$.03	$.06
Basic earnings per share	$.03	$.14
Diluted earnings per share before extraordinary item	$.03	$.06
Diluted earnings per share	$.03	$.14

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

  SIX MONTHS ENDED OCTOBER 31, 2002 VERSUS SIX MONTHS ENDED OCTOBER 31, 2001

        Net sales increased nearly 24%. The net sales of Torotel Products increased 2% from $1,962,000 to $2,004,000. This increase was attributable to higher sales of the potted coil assembly for the Hellfire II missile system. The rate of new order bookings decreased 18% compared with last year. This is attributable to very soft conditions over the last 45-60 days in Torotel's aerospace markets, specifically the components used in retrofitting and upgrading instrumentation and communication systems in existing aircraft. Feedback from major customers indicates this downward trend is expected to continue as the airline industry continues to reduce its active number of aircraft. This trend will also affect Electronika. New contract awards associated with ongoing military programs have helped to offset the low order rate, and additional awards are expected. The net sales of Electronika were $424,000; however, Electronika has received only $226,000 in new order bookings for the first six months of the fiscal year. As a result of the lower order rate at both Torotel Products and Electronika, management is targeting approximately $4,400,000—$4,600,000 as a revised consolidated sales goal for fiscal 2003, down from $5,400,000 projected at the beginning of the year.

        Gross profit as a percentage of net sales decreased slightly. The gross profit percentage of Torotel Products decreased 4% primarily because of higher labor costs associated with the development of a new subcontracting source. Electronika's gross profit as a percentage of net sales was 60%.

        Engineering expenses, applicable only to Torotel Products, increased 5% from $92,000 to $97,000 because of higher payroll costs associated with more hours worked by part-time personnel and higher travel costs associated with visits to a subcontracting facility in Mexico. Management does not anticipate an increase in the present level of engineering expenses during the next few quarters.

        Selling, general and administrative (SG&A) expenses increased 18%. The SG&A expenses of Torotel, Inc. increased 93% from $71,000 to $137,000 because of higher compensation costs of $41,000 associated with Torotel's chairman and CEO (whose earned compensation was $13,000 in last year's period), a $15,000 increase in professional fees, a $5,000 increase in travel costs, a $3,000 increase associated with the annual shareholders' meeting, and a $2,000 increase associated with license registration fees with the Office of Defense Trade Controls pursuant to the Arms Export Control Act and the International Traffic in Arms Regulations. The SG&A expenses of Torotel Products decreased 2% from $342,000 to $334,000. because of a $5,000 decrease in fast-pay discounts taken by major customers and a $3,000 decrease in utilities costs. The SG&A expenses of Electronika were $16,000. Management does anticipate an increase in the present level of SG&A expenses during the next few quarters as a result of expected higher health insurance costs.

        Amortization costs, entirely attributable to Electronika, were $166,000 (see Note 9 of Notes to Consolidated Financial Statements).

        Interest expense increased nearly 64%. The interest expense of Torotel, Inc. increased 343% from $7,000 to $31,000 because of the higher debt resulting from the equity investment in Apex. The interest expense of Torotel Products decreased 44% from $18,000 to $10,000 because of lower debt balances and a lower annual interest rate on the mortgage payable to United Trust Bank (formerly Vista Bank, N.A.).

        Interest income decreased 55% from $11,000 to $5,000 due to a lower principal balance on the note receivable from SIGMA.

        For the reasons discussed above, the consolidated pretax earnings decreased from $336,000 to $261,000. The pretax loss of Torotel, Inc. increased from $67,000 to $162,000. The pretax earnings of Torotel Products decreased from $403,000 to $350,000. The pretax earnings of Electronika were $73,000.

        THREE MONTHS ENDED OCTOBER 31, 2002 VERSUS THREE MONTHS ENDED OCTOBER 31, 2001

        Net sales increased 27%. The net sales of Torotel Products increased 3% from $1,017,000 to $1,046,000. This increase was attributable to higher sales of the potted coil assembly for the Hellfire II missile system. The net sales of Electronika were $242,000.

        Gross profit as a percentage of net sales decreased 3%. The gross profit percentage of Torotel Products decreased nearly 8% because of higher labor costs associated with the development of a new subcontracting source and higher overhead burden costs associated with a decrease in the level of work in process inventories. Electronika's gross profit as a percentage of net sales was 60%.

        Engineering expenses, applicable only to Torotel Products, remained unchanged at $49,000. Management does not anticipate an increase in the present level of engineering expenses during the next few quarters.

        Selling, general and administrative (SG&A) expenses increased 18%. The SG&A expenses of Torotel, Inc. increased 90% from $41,000 to $78,000 because of higher compensation costs of $20,000 associated with Torotel's chairman and CEO (whose earned compensation was $7,000 in last year's period), a $5,000 increase in travel costs, a $4,000 increase in professional fees, a $3,000 increase associated with the annual shareholders' meeting, a $3,000 increase in investor relations costs, and a $2,000 increase associated with license registration fees with the Office of Defense Trade Controls pursuant to the Arms Export Control Act and the International Traffic in Arms Regulations. The SG&A expenses of Torotel Products decreased 4% from $170,000 to $163,000 because of lower accruals for incentive compensation awards. The SG&A expenses of Electronika were $8,000. Management does anticipate an increase in the present level of SG&A expenses during the next few quarters as a result of expected higher health insurance costs.

        Amortization costs, entirely attributable to Electronika, were $83,000 (see Note 9 of Notes to Consolidated Financial Statements).

        Interest expense increased 67%. The interest expense of Torotel, Inc. increased 400% from $3,000 to $15,000 because of the higher debt resulting from the equity investment in Apex. The interest expense of Torotel Products decreased 44% from $9,000 to $5,000 because of lower debt balances and a lower annual interest rate on the mortgage payable to United Trust Bank (formerly Vista Bank, N.A.).

        Interest income decreased 60% from $5,000 to $2,000 due to a lower principal balance on the note receivable from SIGMA.

        For the reasons discussed above, the consolidated pretax earnings decreased from $182,000 to $130,000. The pretax loss of Torotel, Inc. increased from $39,000 to $91,000. The pretax earnings of Torotel Products decreased from $221,000 to $166,000. The pretax earnings of Electronika were $55,000.

LIQUIDITY AND CAPITAL RESOURCES

        Torotel relies on funds generated internally to meet its normal operating requirements and to service bank indebtedness. Management continues to evaluate ways of improving Torotel's liquidity position and funding future investments.

        During the six months ended October 31, 2002, Torotel's operations provided $356,000 in cash flow because of higher earnings before depreciation and amortization. Cash flow has been adversely impacted by slower payment practices of major customers.

        Investing activities used $15,000 in cash flow because of the acquisitions costs associated with Electronika and Apex (see Notes 10 and 12 of Notes to Consolidated Financial Statements). These cash outlays were offset partially by the proceeds from the note receivable from SIGMA. Torotel had capital expenditures of $6,000 during the six months ended October 31, 2002, and has lowered its capital budget to approximately $20,000 for the balance of fiscal 2003.

        Financing activities used $75,000 in cash flow because of decreases in long-term debt.

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

Item 3.    Controls and Procedures

        The Company's Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure. The Certifying Officers also have indicated that there were no significant changes in the Company's internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

        The remaining liabilities related to the discontinued operations of ECH include trade accounts payable of $391,000 (see Note 11 of Notes to Consolidated Financial Statements). Several claims have been filed by vendors for collection of amounts due, and more could be filed. Since ECH's remaining assets have been assigned as collateral for the remaining bank debt, ECH has no other source of income to satisfy its trade debt obligations. This trade debt remains the sole responsibility of ECH. Neither Torotel, Inc. or Torotel Products, Inc. has assumed these obligations. While some of the claims by ECH vendors have resulted in judgments against ECH, neither Torotel, Inc. or Torotel Products, Inc. intends to provide any funds to satisfy the judgments nor are they obligated to do so.

Item 4.    Submission of Matters to a Vote of Security Holders

        The annual meeting of stockholders was held in Grandview, Missouri, on Monday, September 16, 2002, to elect a Board of Directors. At the meeting, there were 4,712,416 shares voting, with nominees needing 2,356,209 shares to be elected. Stockholders elected the following individuals to a one-year term on the Board of Directors, with the number of shares voting "FOR" each nominee indicated.

Dale H. Sizemore, Jr.	4,692,939
Richard A. Sizemore	4,692,939
H. James Serrone	4,693,569

Item 6.    Exhibits and Reports on Form 8-K

  a)
  Exhibits

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  b)
  Reports on Form 8-K There were no reports filed on Form 8-K during the three months ended October 31, 2002.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Torotel, Inc. (Registrant)
Date: December 12, 2002	By:	/s/ H. JAMES SERRONE H. James Serrone Vice President of Finance and Chief Financial Officer

CERTIFICATION

        I, Dale H. Sizemore, Jr., certify that:

        1.    I have reviewed this quarterly report on Form 10-QSB of Torotel, Inc.

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 12, 2002

/s/ Dale H. Sizemore, Jr.

Dale H. Sizemore, Jr.
Chief Executive Officer

CERTIFICATION

        I, H. James Serrone, certify that:

        1.    I have reviewed this quarterly report on Form 10-QSB of Torotel, Inc.

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 12, 2002

/s/ H. James Serrone

H. James Serrone
Chief Financial Officer

QuickLinks

  PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
CONSOLIDATED BALANCE SHEET (Unaudited)
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  Note 1—Basis of Presentation
  Note 2—Inventories
  Note 3—Income Taxes
  Note 4—Earnings Per Share
  Note 5—Financing Agreements
  Note 6—Employee Stock Options
  Note 7—Stock Warrants
  Note 8—Extraordinary Item
  Note 9—Amortization of Intangibles
  Note 10—Equity Investment
Condensed Balance Sheet
Condensed Statements of Operations
  Note 11—Discontinued Subsidiary
  Note 12—Acquisition
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
  Item 3. Controls and Procedures
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES