Form 10QSB
period 2003-01-31
TOROTEL INC
filed 2003-03-14
CIK 98752

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2003

Commission File No. 1-8125

TOROTEL, INC.

(Exact name of small business issuer as specified in its charter)

MISSOURI	44-0610086
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13402 SOUTH 71 HIGHWAY, GRANDVIEW, MISSOURI 64030
(Address of principal executive offices)

(816) 761-6314
(Issuer’s telephone number)

NONE
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒   No  ☐

As of March 13, 2003, 5,111,590 shares of Common Stock, $.01 Par Value, were outstanding.

TOROTEL, INC. AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

CONSOLIDATED BALANCE SHEET (Unaudited)

As of January 31, 2003

ASSETS

Current assets
Cash	$608,000
Accounts receivable, net	450,000
Current maturity of note receivable	42,000
Inventories	247,000
Prepaid expenses and other current assets	38,000
1,385,000

Property, plant and equipment, net	293,000

Other assets	7,000
Intangible assets, net	1,913,000
Equity investment	1,002,000

$4,600,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current maturities of long-term debt	$80,000
Trade accounts payable	761,000
Accrued liabilities	169,000
1,010,000

Long-term debt, less current maturities	344,000

Note payable to stockholders	750,000

Stockholders’ equity
Common stock, at par value	52,000
Capital in excess of par value	12,362,000
Accumulated deficit	(9,713,000)
2,701,000
Less treasury stock, at cost	205,000
2,496,000

$4,600,000

The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Nine Months Ended January 31,

	2003	2002
Net sales	$3,214,000	$2,879,000
Cost of goods sold	1,955,000	1,666,000

Gross profit	1,259,000	1,213,000

Operating expenses
Engineering	144,000	139,000
Selling, general and administrative	727,000	613,000
Amortization of intangible assets	250,000	—
Impairment of intangible assets	219,000	—
	1,340,000	752,000

Earnings (loss) from operations	(81,000)	461,000

Other expense (income)
Interest expense	61,000	38,000
Interest income	(7,000)	(16,000)
Other, net	(1,000)	—
	53,000	22,000

Earnings (loss) before provision for income taxes, equity in loss of investee and extraordinary item	(134,000)	439,000

Provision for income taxes	—	—

Earnings (loss) before equity in loss of investee and extraordinary item	(134,000)	439,000

Equity in loss of investee	(33,000)	—

Earnings (loss) before extraordinary item	(167,000)	439,000

Extraordinary item
Gain on settlements of debt	—	466,000

Net earnings (loss)	$(167,000)	$905,000

Basic earnings (loss) per share
Earnings (loss) before extraordinary item	$(.03)	$.16
Extraordinary item	—	.16
	$(.03)	$.32

Diluted earnings (loss) per share
Earnings (loss) before extraordinary item	$(.03)	$.16
Extraordinary item	—	.16
	$(.03)	$.32

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended January 31,

	2003	2002
Net sales	$786,000	$917,000
Cost of goods sold	573,000	559,000

Gross profit	213,000	358,000

Operating expenses
Engineering	47,000	47,000
Selling, general and administrative	240,000	200,000
Amortization of intangible assets	84,000	—
Impairment of intangible assets	219,000	—
	590,000	247,000

Earnings (loss) from operations	(377,000)	111,000

Other expense (income)
Interest expense	20,000	13,000
Interest income	(2,000)	(5,000)
Other, net	—	—
	18,000	8,000

Earnings (loss) before provision for income taxes, equity in loss of investee and extraordinary item	(395,000)	103,000

Provision for income taxes	—	—

Earnings (loss) before equity in loss of investee and extraordinary item	(395,000)	103,000

Equity in loss of investee	(34,000)	—

Earnings (loss) before extraordinary item	(429,000)	103,000

Extraordinary item
Gain on settlements of debt	—	28,000

Net earnings (loss)	$(429,000)	$131,000

Basic earnings (loss) per share
Earnings (loss) before extraordinary item	$(.08)	$.04
Extraordinary item	—	.01
	$(.08)	$.05

Diluted earnings (loss) per share
Earnings (loss) before extraordinary item	$(.08)	$.04
Extraordinary item	—	.01
	$(.08)	$.05

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Nine Months Ended January 31,

	2003	2002

Cash flows from operating activities
Net earnings (loss)	$(167,000)	$905,000
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Loss on equity in loss of investee	33,000	—
Impairment of intangible assets	219,000	—
Gain on settlements of debt	—	(466,000)
Depreciation and amortization	276,000	39,000
Increase (decrease) in cash flows from operations resulting from changes in
Accounts receivable	170,000	(14,000)
Inventories	(81,000)	50,000
Prepaid expenses and other assets	(25,000)	(22,000)
Trade accounts payable	25,000	(73,000)
Accrued liabilities	(66,000)	(68,000)
Income taxes payable	(8,000)	—

Net cash provided by operating activities	376,000	351,000

Cash flows from investing activities
Capital expenditures	(24,000)	(21,000)
Proceeds from note receivable	119,000	110,000
Electronika acquisition costs	(53,000)	—
Apex acquisition costs	(35,000)	—

Net cash provided by investing activities	7,000	89,000

Cash flows from financing activities
Principal payments on long-term debt	(113,000)	(168,000)
Payments on capital lease obligations	—	(5,000)
Proceeds from long-term debt	—	75,000
Note and interest payable to former officer	—	(150,000)

Net cash used in financing activities	(113,000)	(248,000)

Net increase in cash	270,000	192,000
Cash, beginning of period	338,000	321,000

Cash, end of period	$608,000	$513,000

Supplemental disclosures of cash flow Information Cash paid during the period for
Interest	$61,000	$38,000
Income taxes	$8,000	$3,000

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation

Torotel, Inc. (Torotel) specializes in the custom design and manufacture of a wide variety of precision magnetic components, consisting of transformers, inductors, reactors, chokes and toroidal coils, for use in commercial, industrial and military electronics.  Torotel also designs and distributes ballast transformers for the airline industry.  Approximately 98% of Torotel’s sales are derived from domestic customers.  The accompanying unaudited consolidated financial statements reflect the normal recurring adjustments which are, in the opinion of management, necessary to present fairly Torotel’s financial position at January 31, 2003, and the results of operations for the nine months ended January 31, 2003.

The financial statements contained herein should be read in conjunction with Torotel’s financial statements and related notes filed on Form 10-KSB for the year ended April 30, 2002.

Note 2 - Inventories

The components of inventories are summarized as follows:

Raw Materials	$20,000
Work in process	202,000
Finished goods	25,000

$247,000

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

The following table summarizes the components of the net deferred tax asset:

Net operating loss carryforwards	$2,186,000
Inventory valuation	190,000
Tax credit carryforwards	20,000
Other	48,000
2,444,000
Less valuation allowance	2,444,000

$—

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

Year-to-Date EPS Calculations	2003	2002

Net earnings (loss)	$(167,000)	$439,000
Weighted average common shares outstanding	5,111,590	2,811,590
Incremental shares	—	1,517

Basic earnings (loss) per share	$(.03)	$.16
Diluted earnings (loss) per share	$(.03)	$.16

No incremental shares are included in the EPS calculations for 2003 because of the net loss.

Quarterly EPS Calculations	2003	2002

Net earnings (loss)	$(429,000)	$103,000
Weighted average common shares outstanding	5,111,590	2,811,590
Incremental shares	—	17,934

Basic earnings (loss) per share	$(.08)	$.04
Diluted earnings (loss) per share	$(.08)	$.04

No incremental shares are included in the EPS calculations for 2003 because of the net loss.

Note 5 - Financing Agreements

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

Note 6 - Employee Stock Options

In accordance with the Incentive Compensation Plan approved by shareholders on September 19, 1994, Torotel has reserved 400,000 common shares for issuance to key employees pursuant to the exercise of incentive and non-qualified stock options granted prior to June 20, 2004.  The options are accounted for under APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations.  The incentive stock options have a term of five years when issued and vest 50% per year at the end of each of the first two years.  The non-qualified stock options have a term of ten years when issued and vest 25% per year at the end of each of the first four years.  The exercise price of each option equals the market price of Torotel’s common stock on the date of grant.  Accordingly, no compensation cost will be recognized upon the grant of any options.  Had compensation cost for the Plan been determined based on the fair values of the options at their grant dates consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, Torotel’s operating results would have been reduced to the pro forma amounts indicated below.

Year-to-Date		2003	2002

Earnings (loss) before extraordinary item	As Reported	$(167,000)	$439,000
	Pro Forma	$(174,000)	$435,000

Basic earnings (loss) per share	As Reported	$(.03)	$.16
	Pro Forma	$(.03)	$.16

Diluted earnings (loss) per share	As Reported	$(.03)	$.16
	Pro Forma	$(.03)	$.16

Quarterly		2003	2002

Earnings (loss) before extraordinary item	As Reported	$(429,000)	$103,000
	Pro Forma	$(429,000)	$99,000

Basic earnings (loss) per share	As Reported	$(.08)	$.04
	Pro Forma	$(.08)	$.03

Diluted earnings (loss) per share	As Reported	$(.08)	$.04
	Pro Forma	$(.08)	$.03

The fair value of the incentive stock options granted was estimated on the date of grant using the Black-Scholes options-pricing model.  The fair value of the options was determined using the following weighted average assumptions: no dividend payments over the life of the options; expected volatility of 551.0%; risk-free interest rate of 3.50%; and expected life of five years.

Stock option transactions under the 1994 Incentive Compensation Plan for each period are summarized as follows:

	2003		2002
	Weighted Shares Under Option	Average Exercise Price	Weighted Shares Under Option	Average Exercise Price
Outstanding at beginning of period	40,000	$.37	—	—
Granted	—	—	40,000	$.37
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at end of period	40,000	$.37	40,000	$.37

Options exercisable at end of period	20,000	$.37	—	—
Weighted average fair value of options granted during the period		—		—

The following information applies to options outstanding at January 31, 2003:

Number outstanding	40,000
Range of exercise prices	$.37
Weighted average exercise price	$.37
Weighted average remaining contractual life	3.75 yrs.	.

Note 7 - Stock Warrants

Pursuant to a settlement that ended a class action alleging racial discrimination in hiring by Torotel Products, Inc., Torotel agreed to issue a warrant certificate to the Torotel Settlement Fund to purchase 100,000 shares of Torotel, Inc.’s common stock at $.75 per share.  The warrant is 100% vested upon issuance and cannot be exercised until the market price of Torotel’s common stock reaches $2.00 per share.  The warrant expires on May 4, 2003.

The $33,000 fair value of the warrant was estimated on the date of grant using the Black-Scholes options-pricing model using the following weighted average assumptions: no dividend payments over the life of the warrant; expected volatility of 75.9%; risk-free interest rate of 5.8%; and expected life of two years.

Stock warrant transactions for each period are summarized as follows:

	2003		2002
	Weighted Shares Under Option	Average Exercise Price	Weighted Shares Under Option	Average Exercise Price
Outstanding at beginning of period	100,000	$.75	100,000	$.75
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at end of period	100,000	$.75	100,000	$.75

Warrants exercisable at end of period	—	—	—	—
Weighted average fair value of warrants granted during the period		—		—

The following information applies to warrants outstanding at January 31, 2003:

Number outstanding	100,000
Range of exercise prices	$.75
Weighted average exercise price	$.75
Weighted average remaining contractual life	.25	yrs.

Note 8 - Extraordinary Item

For the nine months ended January 31, 2002, the extraordinary item as presented in the accompanying consolidated statements of operations includes a gain of $466,000 resulting from the settlement of old liabilities at amounts lower than originally recorded.

For the three months ended January 31, 2002, the extraordinary item as presented in the accompanying consolidated statements of operations includes a gain of $28,000 resulting from the settlement of an old liability at an amount lower than originally recorded.

Note 9 - Impairment and Amortization of Intangibles

In the third quarter ended January 31, 2003, Torotel recognized an impairment loss of $219,000 relating to certain technology-based intangible assets recognized in the acquisition of Electronika in April 2002 (see Note 12 of Notes to Consolidated Financial Statements).  The impairment is a result of the economic condition of the airline industry and the lower than anticipated sales volume for ballast transformers designed for certain aircraft.  As a result, projected future cash flows from Electronika were determined to be less than the carrying value of these intangible assets. The revised carrying value of the intangible assets was calculated using discounted estimated future cash flows.  Management also determined that the useful life of the technology-based intangible assets should be reduced.  As a result, the residual balance of $1,862,000 for these intangible assets will be amortized over a weighted average period of twelve years instead of the original period of seventeen years.

The following table provides the adjusted gross carrying value and accumulated amortization for each major class of intangible asset based on Torotel’s reassessment of previously recognized intangible assets and their remaining amortization lives in accordance with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets:

		2003		2002
	Average Amortizable Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Order backlog	1	$205,000	$154,000	$—	$—
Aircraft	12	1,958,000	96,000	—	—

		$2,163,000	$250,000	$—	$—

The total intangible amortization expense for the nine months ended January 31, 2003 was $250,000.  The estimated aggregate amortization expense for each of the next five years is as follows:

Year Ending April 30,	Amount
2003	$339,000
2004	153,000
2005	153,000
2006	153,000
2007	153,000

$951,000

Note 10 - Equity Investment

On March 29, 2002, Torotel acquired a 17% equity interest in Apex Innovations, Inc. (Apex).  The investment is accounted for using the equity method of accounting.  The accompanying consolidated statements of operations include a loss of $34,000 and $33,000 for the three and nine months ended January 31, 2003, respectively, resulting from Apex’s operating results for the three and nine months ended November 30, 2002.  Condensed financial statements for Torotel’s investment in Apex are as follows:

Condensed Balance Sheet

November 30, 2002
Current assets	$963,000
Other assets	5,393,000
$6,356,000

Current liabilities	$436,000
Other liabilities	2,684,000
Stockholders’ equity	3,236,000
$6,356,000

Condensed Statements of Operations

	9-Mos Ended November 30, 2002	3-Mos. Ended November 30, 2002	2-Mos. Ended February 28, 2002
Net sales	$4,161,000	$1,412,000	$534,000
Gross profit	$2,001,000	$587,000	$315,000
Net earnings (loss)	$(187,000)	$(190,000)	$8,000

Note 11 - Discontinued Subsidiary

The operations of East Coast Holdings, Inc. (formerly named OPT Industries, Inc.), a wholly-owned subsidiary of Torotel, were discontinued in April 1999, and the assets sold to Shared Information Group Management Associates, L.L.C (SIGMA).  The remaining assets and liabilities related to this subsidiary as of January 31, 2003, are included in the accompanying consolidated balance sheet under the following captions and in the amounts shown:

Current maturity of note receivable	$42,000
Current maturities of long-term debt	$26,000
Trade accounts payable	$395,000
Accrued liabilities	$49,000

Note 12 - Acquisition

On April 2, 2002, Torotel acquired 100% of the common stock of Electronika, a custom design, marketing and licensing company selling ballast transformers to the airline industry for use as spare and replacement parts in DC-8, DC-9, and the MD-80 series aircraft.  The total purchase price of $2,382,000 consisted of 2,300,000 unregistered shares of Torotel’s common stock and $82,000 in acquisition costs.  For accounting purposes, April 1 is considered the effective date of the acquisition.

The accompanying consolidated statements of operations include the operating results of Electronika for the three and nine months ended January 31, 2003.  The following unaudited pro forma summaries present the consolidated results of operations as if the acquisition had occurred at the beginning of the periods presented.  The pro forma results include the effects of amortizing intangible assets and exclude compensation in excess of amounts payable after the acquisition.

	Pro Forma Information Nine Months Ended January 31,
	2003	2002
Net sales	$3,214,000	$4,023,000
Earnings (loss) before extraordinary item	$(13,000)	$1,008,000
Net earnings (loss)	$(13,000)	$1,474,000

Basic earnings per share before extraordinary item	$.00	$.20
Basic earnings per share	$.00	$.29

Diluted earnings per share before extraordinary item	$.00	$.20
Diluted earnings per share	$.00	$.29

	Pro Forma Information Three Months Ended January 31,
	2003	2002
Net sales	$786,000	$1,296,000
Earnings (loss) before extraordinary item	$(345,000)	$394,000
Net earnings (loss)	$(345,000)	$422,000

Basic earnings (loss) per share before extraordinary item	$(.07)	$.08
Basic earnings (loss) per share	$(.07)	$.09

Diluted earnings (loss) per share before extraordinary item	$(.07)	$.08
Diluted earnings (loss) per share	$(.07)	$.09

The pro forma information does not purport to be indicative of the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or of future results of operations.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following management comments regarding Torotel’s results of operations and outlook should be read in conjunction with the Consolidated Financial Statements included pursuant to Item 1 of this Quarterly Report.

The discussion and analysis of the results of operations include the operations of Torotel, Inc. and its subsidiaries, Torotel Products, Inc. and Electronika, Inc. (see Note 12 of Notes to Consolidated Financial Statements).

NINE MONTHS ENDED JANUARY 31, 2003 VERSUS NINE MONTHS ENDED JANUARY 31, 2002

Net sales increased nearly 12%.  The net sales of Torotel Products decreased 7% from $2,879,000 to $2,682,000.  This decrease was attributable to very soft conditions in Torotel’s aerospace markets, specifically the components used in retrofitting and upgrading instrumentation and communication systems in existing aircraft.  Feedback from major customers indicates the current conditions are expected to continue into the 2004 calendar year.  The rate of new order bookings has decreased 6% compared with last year.  It’s anticipated that the soft conditions in the aerospace market will also affect Electronika.  The net sales of Electronika were $532,000; however, Electronika has received only $308,000 in new order bookings for the first nine months of the fiscal year.  As a result of the lower order rate at both Torotel Products and Electronika, management anticipates consolidated sales of approximately $4,200,000 for fiscal 2003.

Gross profit as a percentage of net sales decreased 3%.  The gross profit percentage of Torotel Products decreased 5% because of lower sales volume without a comparable decrease in direct labor and fixed production costs.  Electronika’s gross profit as a percentage of net sales was 48%.  Electronika’s gross profit was reduced by $65,000, or 12% of its net sales, for labor and overhead costs associated with setting up its own manufacturing facility in Olathe, Kansas.

Engineering expenses, applicable only to Torotel Products, increased nearly 4% from $139,000 to $144,000 because of higher payroll costs associated with more hours worked by part-time personnel and higher travel costs associated with visits to a subcontracting facility in Mexico.  Management does not anticipate an increase in the present level of engineering expenses during the next few quarters.

Selling, general and administrative (SG&A) expenses increased nearly 19%.  The SG&A expenses of Torotel, Inc. increased 70% from $117,000 to $199,000 because of higher compensation costs of $56,000 associated with Torotel’s chairman and CEO (whose earned compensation was $19,000 in last year’s period), a $16,000 increase in professional fees, a $5,000 increase in travel costs, a $3,000 increase associated with the annual shareholders’ meeting, and a $2,000 increase associated with license registration fees with the Office of Defense Trade Controls pursuant to the Arms Export Control Act and the International Traffic in Arms Regulations.  The SG&A expenses of Torotel Products increased 2% from $496,000 to $505,000 primarily because of higher insurance costs.  The SG&A expenses of Electronika were $23,000.  Management does not anticipate a significant increase in the present level of SG&A expenses during the next few quarters.

Amortization costs, entirely attributable to Electronika, were $250,000 (see Note 9 of Notes to Consolidated Financial Statements).

Impairment costs, entirely attributable to Electronika, were $219,000 (see Note 9 of Notes to Consolidated Financial Statements).

Interest expense increased nearly 61%.  The interest expense of Torotel, Inc. increased 318% from $11,000 to $46,000 because of the higher debt resulting from the equity investment in Apex.  The interest expense of Torotel Products decreased 44% from $27,000 to $15,000 because of lower debt balances and a lower annual interest rate on the mortgage payable to United Trust Bank (formerly Vista Bank, N.A.).

Interest income decreased 56% from $16,000 to $7,000 due to a lower principal balance on the note receivable from SIGMA.

For the reasons discussed above, the consolidated pretax earnings decreased from a profit of $439,000 to a loss of $134,000.  The pretax loss of Torotel, Inc. increased from $112,000 to $237,000.  The pretax earnings of Torotel Products decreased from $551,000 to $341,000.  The pretax loss of Electronika was $238,000.

THREE MONTHS ENDED JANUARY 31, 2003 VERSUS THREE MONTHS ENDED JANUARY 31, 2002

Net sales decreased 14%.  The net sales of Torotel Products decreased 26% from $917,000 to $678,000.  This decrease was attributable to a lower shippable backlog for Torotel’s magnetics products and a $100,000 decrease in sales of the potted coil assembly for the Hellfire II missile system.  While the rate of new order bookings in the recent quarter increased 14% compared with the same period last year, customers are scheduling more of the deliveries for future periods which results in a lower shippable backlog in the near term.  The net sales of Electronika were $108,000.

Gross profit as a percentage of net sales decreased 12%.  The gross profit percentage of Torotel Products decreased nearly 8% because of lower sales volume without a comparable decrease in direct labor and fixed production costs.  Electronika’s gross profit as a percentage of net sales was at breakeven.  Electronika’s gross profit was reduced by $65,000, or 60% of its net sales, for labor and overhead costs associated with setting up its own manufacturing facility in Olathe, Kansas.

Engineering expenses, applicable only to Torotel Products, remained unchanged at $47,000.   Management does not anticipate an increase in the present level of engineering expenses during the next few quarters.

Selling, general and administrative (SG&A) expenses increased 20%.  The SG&A expenses of Torotel, Inc. increased 35% from $46,000 to $62,000 because of higher compensation costs of $15,000 associated with Torotel’s chairman and CEO (whose earned compensation was $8,000 in last year’s period) and a $1,000 increase in professional fees.  The SG&A expenses of Torotel Products increased 11% from $154,000 to $171,000 because of a $9,000 increase in insurance costs and an $8,000 increase in professional fees.  The SG&A expenses of Electronika were $7,000.  Management does not anticipate an increase in the present level of SG&A expenses during the next few quarters.

Amortization costs, entirely attributable to Electronika, were $84,000 (see Note 9 of Notes to Consolidated Financial Statements).

Impairment costs, entirely attributable to Electronika, were $219,000 (see Note 9 of Notes to Consolidated Financial Statements).

Interest expense increased 54%.  The interest expense of Torotel, Inc. increased 275% from $4,000 to $15,000 because of the higher debt resulting from the equity investment in Apex.  The interest expense of Torotel Products decreased 44% from $9,000 to $5,000 because of lower debt balances and a lower annual interest rate on the mortgage payable to United Trust Bank (formerly Vista Bank, N.A.).

Interest income decreased 60% from $5,000 to $2,000 due to a lower principal balance on the note receivable from SIGMA.

For the reasons discussed above, the consolidated pretax earnings decreased from a profit of $103,000 to a loss of $395,000.  The pretax loss of Torotel, Inc. increased from $45,000 to $75,000.  The pretax earnings of Torotel Products decreased from a profit of $148,000 to a loss of $9,000.  The pretax loss of Electronika was $311,000.

LIQUIDITY AND CAPITAL RESOURCES

Torotel relies on funds generated internally to meet its normal operating requirements and to service bank indebtedness.  Management continues to evaluate ways of improving Torotel’s liquidity position and funding future investments.

During the nine months ended January 31, 2003, Torotel’s operations provided $376,000 in cash flow because of higher earnings before depreciation and amortization and other non-cash charges.  Cash flow has been adversely impacted by slower payment practices of major customers.

Investing activities provided $7,000 in cash flow because of the $119,000 in proceeds from the note receivable from SIGMA.  These proceeds were offset partially by cash outlays of $88,000 for the acquisition costs associated with Electronika and Apex (see Notes 10 and 12 of Notes to Consolidated Financial Statements).  Torotel had capital expenditures of $24,000 during the nine months ended January 31, 2003, and anticipates expenditures of approximately $5,000 for the balance of fiscal 2003.

Financing activities used $113,000 in cash flow because of decreases in long-term debt.

Management believes that inflation will have only a minimal effect on future operations since such an effect will be offset by sales price increases which are not expected to have a significant effect upon demand.

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

Item 3.    Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company.  Such officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company’s management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.  The Certifying Officers also have indicated that there were no significant changes in the Company’s internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

The remaining liabilities related to the discontinued operations of ECH include trade accounts payable of $395,000 (see Note 11 of Notes to Consolidated Financial Statements).  Several claims have been filed by vendors for collection of amounts due, and more could be filed.  Since ECH’s remaining assets have been assigned as collateral for the remaining bank debt, ECH has no other source of income to satisfy its trade debt obligations.  This trade debt remains the sole responsibility of ECH.  Neither Torotel, Inc. or Torotel Products, Inc. has assumed these obligations.  While some of the claims by ECH vendors have resulted in judgments against ECH, neither Torotel, Inc. or Torotel Products, Inc. intends to provide any funds to satisfy the judgments nor, in the opinion of legal counsel, are they obligated to do so.

Item 4.    Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held in Grandview, Missouri, on Monday, September 16, 2002, to elect a Board of Directors.  At the meeting, there were 4,712,416 shares voting, with nominees needing 2,356,209 shares to be elected.  Stockholders elected the following individuals to a one-year term on the Board of Directors, with the number of shares voting “FOR” each nominee indicated.

Dale H. Sizemore, Jr.	4,692,939
Richard A. Sizemore	4,692,939
H. James Serrone	4,693,569

Item 6.    Exhibits and Reports on Form 8-K

a)	Exhibits

	Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	Exhibit 99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K	There were no reports filed on Form 8-K during the three months ended January 31, 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Torotel, Inc.
(Registrant)

Date:	March 13, 2003	/s/ H. James Serrone
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

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)         designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)         evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)         presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)         all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Dale H. Sizemore, Jr.

Dale H. Sizemore, Jr.
Chief Executive Officer
March 13, 2003

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

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)         designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)         evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)         presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)         all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ H. James Serrone

H. James Serrone
Chief Financial Officer
March 13, 2003