Form 10KSB
period 2003-04-30
TOROTEL INC
filed 2003-07-28
CIK 98752

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2003

Commission File No. 1-8125

TOROTEL, INC.

(Name of small business issuer in its charter)

MISSOURI	44-0610086
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
13402 SOUTH 71 HIGHWAY, GRANDVIEW, MISSOURI	64030
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (816) 761-6314

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	NONE

Securities registered under Section 12(g) of the Exchange Act:

NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements  for the past 90 days. YES  ☒   NO  ☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this Form 10-KSB, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this  Form 10-KSB.  ☒

The issuer’s revenues for the most recent fiscal year were $4,252,000.

The aggregate market value of the voting stock held by non-affiliates, based on the closing sale price of the over-the-counter market on July 14, 2003, was $617,026. As of July 14, 2003, there were 5,111,590 shares of Common Stock, $.01 Par Value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders on September 15, 2003, are incorporated by reference into Part III.

Transitional small business format:  YES  ☐  NO  ☒

TOROTEL, INC.
FORM 10-KSB
Fiscal Year Ended April 30, 2003

PART I

ITEM 1. Business

Torotel, Inc. (“Torotel”) conducts business through two wholly-owned subsidiaries, Torotel Products, Inc. (“Torotel Products”) and Electronika, Inc. (“Electronika”). Electronika also has a wholly-owned subsidiary, Electronika-Kansas, Inc. (“Electronika-Kansas”), that provides contract manufacturing services, primarily for Torotel Products. In addition, Torotel has a 17% equity interest in Apex Innovations, Inc. (“Apex”).

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

Electronika is a custom design, marketing and licensing company selling ballast transformers to the airline industry. These transformers activate and control the lights in commercial airplane cockpits. Electronika’s ballast transformers are used as spare and replacement parts in DC-8, DC-9, DC-10,  MD-80, and MD-88 aircraft. This aggregate group has over 1,200 planes in active service, second only to the Boeing 737.

Apex offers knowledge management products and services for governmental entities that can be delivered individually or combined to create a comprehensive solution. Apex provides proprietary and third party software on a licensed or hosted basis, e-business applications, consulting and systems integration services. i-INFO (formerly named ConnectPKSTM), Apex’s flagship product, is a knowledge-based secure Internet solution developed for local and regional governments to coordinate work across departments and jurisdictions by making project or process information constantly available to any authorized user.

On April 2, 2002, Torotel acquired 100% of the common stock of Electronika, a privately-held company in Gardena, California, through a negotiated merger of Electronika into a newly formed subsidiary. The purchase price of $2,382,000 consisted of 2,300,000 unregistered shares of Torotel common stock valued at $1.00 per share and $82,000 in acquisition costs (see Notes O and P of Notes to Consolidated Financial Statements). Prior to the acquisition, Torotel had 2,811,590 common shares outstanding, of which the Electronika shareholders, as individuals and as limited partners in the Caloyeras Family Partnership, L.P. (“the Caloyeras family”), owned 207,900 shares, or 7.4%. After closing of this transaction, Torotel has 5,111,590 common shares outstanding, of which the Caloyeras family controls 49%.

On March 29, 2002, Torotel acquired a 17% equity interest in Apex, a privately held company headquartered in Kansas City, Missouri. The total investment of $1,035,000 consisted of $35,000 in acquisition costs and a stock purchase of 4,000,000 common shares for $1,000,000, of which $250,000 came from available cash and the remaining $750,000 from loan proceeds from the Caloyeras Family Partnership (see Notes D and Q of Notes to Consolidated Financial Statements). The Caloyeras Family Partnership and a Caloyeras Trust also acquired 4,000,000 shares in Apex on the same terms as Torotel. On May 23, 2003, Torotel purchased an additional 355,637 common shares of Apex stock for $89,000 at 25 cents per share. Torotel continues to own a 17% equity interest in Apex.

On April 19, 1999, Torotel sold substantially all of the assets of East Coast Holdings, Inc. (“ECH”), a wholly-owned subsidiary formerly named OPT Industries, Inc., to Shared Information Group Management Associates, LLC (“SIGMA”), an investor group led by Peter B. Caloyeras, for approximately $2.7 million (see Note M of Notes to Consolidated Financial Statements). The assets sold included the land, buildings, equipment, inventories, order backlog and intellectual property, such as the company name, patents, and product designs. The Caloyeras investor group presently controls and operates other companies in the magnetic component and power conversion industry. Mr. Caloyeras also served as Torotel’s Chief Executive Officer for a short time in February and March 1999, until such time as a contemplated merger with a Caloyeras company was terminated. Since the name “OPT Industries” was part of the assets sold to SIGMA, Torotel changed the subsidiary’s corporate name to East Coast Holdings, Inc.

Torotel was incorporated under the laws of the State of Missouri in 1956. Its offices are located at 13402 South 71 Highway, Grandview, Missouri, and its telephone number is (816) 761-6314. The term “Company” as used herein includes Torotel and its subsidiaries, unless the context otherwise requires.

The following discussion includes the business operations of Torotel Products and Electronika, as well as a brief synopsis on Apex. The discussion on Electronika includes the operations of its wholly-owned subsidiary, Electronika-Kansas.

TOROTEL PRODUCTS

Products

Torotel Products designs and manufactures a wide variety of magnetic components for use in military, aerospace and industrial electronic applications. These magnetic components, which consist of transformers, inductors, reactors, chokes, and toroidal coils, are used to modify and control electrical voltages and currents in electronic devices. For example, if equipment containing one of these components receives an electrical voltage or current which is too high for proper operation of the equipment, the component would modify and control the electrical voltage or current to allow proper operation of the equipment. While Torotel Products primarily manufactures the components in accordance with pre-developed mechanical and electrical requirements, in some cases it will be responsible for both the overall design and manufacture of the components. The magnetic components are sold to manufacturers who incorporate them into an end-product. The major applications include aircraft navigational equipment, voice and data secure communications, medical equipment, telephone and avionics equipment, and conventional missile guidance systems. Components listed on the Qualified Products List (“QPL”) of the Department of Defense (“DOD”) require re-qualification with the DOD every five (5) years. Sales of QPL products represent approximately 3% of the net sales of Torotel Products.

Marketing and Customers

Historically, nearly all sales have been to the military market; however, now over 50% of annual sales come from select commercial markets, such as aerospace, oil drilling, and telecommunications. While efforts to diversify have been successful, Torotel Products’ primary focus continues to be toward the military market. As a result, the business of Torotel Products is subject to various risks including, without limitation, dependence on government appropriations and program allocations, and the competition for available military business. Torotel Products’ sales do not represent a significant portion of any particular market.

Torotel Products markets its components primarily through a direct sales force and one independent manufacturers’ representative paid on a commission basis. In addition, Torotel Products is an approved source on numerous applications, and generally is automatically solicited for any procurement needs for such applications. The magnetic components manufactured by Torotel Products are sold primarily in the United States, and most sales are awarded on a competitive bid basis. Although all existing orders are subject to schedule changes or cancellation, adequate financial compensation is usually provided in such instances to protect from suffering a loss on a contract.

Torotel Products has a primary base of 40 customers that provide over 90% of its annual sales volume. This customer base includes many “Fortune 100” prime defense and aerospace companies. Torotel

Products’ primary strategy focuses on providing superior service to this core group of customers, including engineering support and new product design. The objective is to achieve growth with these customers, or other targeted companies that possess the potential for inclusion into the core group. During the fiscal year ended April 30, 2003, sales to three major customers accounted for 14%, 12% and 11% of the net sales of Torotel Products.

Competition

The markets in which Torotel Products competes are highly competitive. A substantial number of companies sell components of the type manufactured and sold by Torotel Products. In addition, Torotel Products sells to a number of customers who have the capability of manufacturing their own electronic components.

The ability of Torotel Products to compete depends, among other things, upon its on-time delivery performance, customized product engineering and technical support, marketing capabilities, quality assurance and manufacturing efficiency. While magnetic components are not susceptible to rapid technological change, Torotel Products’ market share is susceptible to decline given the highly competitive nature of the market.

Manufacturing

A major portion of Torotel Products’ sales consist of electronic components manufactured to customers’ specifications. Consequently, only a limited inventory of finished goods is maintained. Although special wire-winding machines and molding machines are used in the production process, the various electronic components are manually assembled, with numerous employees and subcontractors contributing to the completion of the components.

Essential materials used by Torotel Products in the manufacturing process include magnetic materials, copper wire, and plastic housings. These materials are available from many sources. Major suppliers include Magnetics, Inc., Electrical Insulation Suppliers, Inc., and Mod & Fab. Torotel Products has not experienced any significant curtailment of production because of material shortages, but any long lead times for magnetic cores, specifically ferrite cores, could have an adverse impact on sales bookings.

Engineering, Research and Development

Torotel Products does not engage in significant research and development activities, but it does incur engineering expense in designing products to meet customer specifications.

Environmental Laws

In fiscal 2003, Torotel Products incurred training costs of approximately $18,000 to help ensure compliance with federal, state and local regulations on the proper handling, storage, disposal, and discharge of hazardous materials into the environment, or otherwise relating to the protection of employees, the community, and the environment. Torotel Products anticipates similar costs to be incurred in the fiscal year ending April 30, 2004.

Employees

Torotel Products presently employs 50 full-time and 5 part-time employees.  An adequate supply of qualified personnel is available in the facility's immediate vicinity.  Torotel Products’ production employees are represented by the International Association of Machinists and Aerospace Workers, AFL-CIO, Lodge No. 778. The current labor contract expires on May 31, 2005. There have been no interruptions of production as a result of labor disputes.

ELECTRONIKA

Products

Electronika designs and sells ballast transformers to the airline industry.  These transformers activate and control the lights in airplane cockpits and passenger compartments.  Electronika’s ballast transformers are used as spare and replacement parts in DC-8, DC-9, DC-10, MD-80, and MD-88  aircraft.

Marketing and Customers

Sales of ballast transformers have been made to the airline industry primarily for use in DC-8 and DC-9 aircraft. As a result, the business of Electronika is subject to various risks including, without limitation, any decline in use of the referenced aircraft, and competition for the available spare parts business.  Electronika’s  sales do not represent a significant portion of any particular market.

Electronika is an approved source for ballasts on the DC-8, DC-9, DC-10, MD-80, and MD-88  aircraft, and generally is automatically solicited for any procurement needs for such applications.  The ballast transformers are sold primarily in the United States, and most sales are awarded on a competitive bid basis. Although all existing orders are subject to schedule changes or cancellation, adequate financial compensation is usually provided in such instances to protect from suffering a loss on a contract.

Electronika has a primary base of approximately 20 customers.  In the fiscal year ended April 30, 2003, sales to two major customers accounted for 32% and 10% of the net sales of Electronika.

Competition

The market in which Electronika competes is not highly competitive. A limited number of companies sell ballasts of the type manufactured and sold by Electronika. The ability of Electronika to compete depends, among other things, upon its on-time delivery performance and quality assurance.

Manufacturing

Electronika’s requirements for the ballast transformers are outsourced pursuant to a Manufacturing Agreement with Magnetika, Inc. (“Magnetika”), a corporation owned by Peter B. Caloyeras and his family. Under the terms of the agreement, Magnetika provides all necessary raw material, labor, testing, packaging and related services required to complete the manufacture, delivery and sale of the ballast transformers, and Electronika is obligated to order all of its ballast transformer requirements exclusively from Magnetika.  Electronika retains ownership of all designs, drawings, specifications and intellectual property rights associated with the ballast transformers.  In exchange for the services provided to Electronika under the Manufacturing Agreement, Magnetika receives 40 percent of the net sales price of all ballast transformers sold by Electronika, plus a $2,500 per month management fee.  The Manufacturing Agreement continues in effect until April 1, 2012.  In the fiscal year ended April 30, 2003, Electronika incurred costs of $262,000 for goods purchased on trade terms of net 20 days pursuant to the Manufacturing Agreement.  Of the amount purchased, $45,000 was due and payable as of April 30, 2003.

With the approval of Magnetika, Electronika-Kansas was formed in August 2002 as a source for light assembly of ballast transformers and other magnetic components.  However, efforts to expand internal manufacturing of the ballast transformers have been put on hold because of the continued soft market conditions in the airline industry.  As a result, Electronika-Kansas has been utilized as a contract manufacturing source for Torotel Products.

Engineering, Research and Development

Electronika does not engage in significant research and development activities, but it may incur engineering expense on a contract basis in designing any new ballasts.

Environmental Laws

Given the start-up nature of Electronika-Kansas and its very limited use of hazardous materials, no significant costs were incurred for compliance with federal, state and local regulations on the proper handling, storage, disposal, and discharge of hazardous materials into the environment, or otherwise relating to the protection of employees, the community, and the environment.

Employees

Electronika presently employs 7 full-time employees.

APEX INNOVATIONS

Torotel’s management is not involved in the daily operating activities of Apex; however, Dale H. Sizemore, Jr., Torotel’s chairman and chief executive officer, is a member of Apex’s board of directors.

i-INFO is Apex’s umbrella term for a foundational system architecture of patented information management software products created by Apex for specific markets.

Torotel’s management believes that i-INFO-WORKS is the first true knowledge-based, project and event-centric secure internet solution designed and developed for government entities. Federal, state, regional and local government entities need to efficiently interact on a daily basis to plan, forecast, appropriate, manage, track and report on a vast amount of funding and associated administrative and regulatory programs. The design of the system allows for an unlimited number of these organizations to securely share specific information on thousands of related and unrelated programs. This means that all the related information from the thousands of projects, events or incidents with which government entities need to collaborate, no matter how large or small, are visible to the necessary personnel, at the right time, within all departments of cities, counties, utilities, consultants, contractors, and state and federal agencies. Torotel’s management believes that i-INFO-WORKS will allow these agencies to seamlessly interact in order to manage these complex, yet critical processes.

i-INFO-EPR is also a real-time command, control and communications system. Real-time command and control are critical during any emergency incident. To accomplish this, many first responders (firefighters, police, etc.) use a variety of technologies, with varying degrees of success. Much of the technology works well within a smaller incident, where communications are limited to a single jurisdiction or department. However, in larger incidents, where real-time communications are needed across a region and resources must be shared with many departments, cities and regions in real-time, the traditional incident command and control systems might fail to meet larger needs. Torotel’s management believes that i-INFO-EPR is the first cross-agency system for emergencies, and as such, is the first extended-enterprise “virtual command” solution designed for the evolving role of  first responders.

Since September 11, 2001, command and control functionality has become more important to government entities. i-INFO-EPR can provide the knowledge base for “best-practices” responses allowing organizations to collaborate with any number of agencies and organizations. Responsibilities can be assigned and managed from multiple locations and agencies, via the web, all with real-time secure information available to authorized responders. Access to all regional resources, including equipment, personnel, critical supply inventories, volunteers, and other information is available when and where you need it.

Apex is currently in the implementation stage of Metropolitan Emergency Service Information System for The Mid-America Regional Council, commonly referred to as MARC, which serves as the association of city and county governments and the metropolitan planning organization for the eight counties and 114 cities in the bi-state metropolitan Kansas City region. The design of this system is based on i-INFO-EPR.

ITEM 2. Properties

Torotel owns a two-building complex with approximately 29,000 square feet located in Grandview, Missouri. This facility is occupied by Torotel Products, and also serves as Torotel’s executive offices, as well as the business office of Electronika. As of April 30, 2003, this property was subject to a first deed of trust securing indebtedness in the amount of $349,000 (see Note C of Notes to Consolidated Financial Statements).

Electronika-Kansas leases approximately 8,300 square feet in an office/industrial park in Olathe, Kansas, under a lease expiring on March 31, 2004 (see Note F of Notes to Consolidated Financial Statements). The space is used for light manufacturing.

Torotel believes that its existing facilities and equipment are well maintained, in good operating condition, and adequately insured. Present utilization of the existing facilities is less than 50% of maximum capacity.

ITEM 3. Legal Proceedings

The remaining liabilities related to the discontinued operations of ECH include trade accounts payable of $394,000 (see Note M of Notes to Consolidated Financial Statements).   Several claims have been filed by ECH vendors for collection of amounts due, and more still could be filed. However, ECH has no source of income to satisfy its trade debt obligations. This trade debt remains the sole responsibility of ECH. Neither Torotel or Torotel Products has assumed these obligations. While some of the claims by ECH vendors have resulted in judgments against ECH, neither Torotel or Torotel Products intends to provide any funds to satisfy the judgments nor, in the opinion of legal counsel, are they obligated to do so.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters

(a)           Market Information

Trading in Torotel’s common stock is conducted on the over-the-counter “bulletin board” market under the symbol “TTLO”.

Price Range of Common Stock

The following table sets forth the high and low sales prices of Torotel’s common stock as obtained from the OTC Bulletin Board website at www.otcbb.com. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	2003		2002
Fiscal Period	High	Low	High	Low
First Quarter	1.10	0.75	0.25	0.13
Second Quarter	1.10	0.56	0.95	0.13
Third Quarter	1.00	0.41	1.05	0.37
Fourth Quarter	0.58	0.31	1.20	0.85

(b)          Approximate Number of Equity Security Holders

Title of Class	Approximate Number of Record Holders as of April 30, 2003
Common Stock, $.01 par value	1,500	(1)

(1)          Included in the number of stockholders of record are shares held in “nominee” or “street” name.

(c)           Dividend History and Restrictions

Torotel has never paid a cash dividend on its common stock and has no present intention of paying cash dividends in the foreseeable future. Torotel’s present borrowing agreements do not prohibit the payment of cash dividends.

(d)          Dividend Policy

Future dividends, if any, will be determined by the Board of Directors in light of the circumstances then existing, including Torotel’s earnings, financial requirements, general business conditions and credit agreement restrictions.

(e)           Securites Authorized for Issuance under Equity Compensation Plans

The following table sets forth the common shares of Torotel that are authorized for issuance as of April 30, 2003.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights A	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights B	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in Column A) C
Plans approved by shareholders	40,000	$.37	360,000
Plans not approved by shareholders	166,667	$1.05	-0-
Total	206,667	$.92	360,000

The plans not approved by shareholders represent warrants to purchase Torotel’s common stock that were issued in conjunction with an acquisition in fiscal 1994 and a settlement of litigation in fiscal 1999 (see Note I of Notes to Consolidated Financial Statements).

ITEM 6. Management’s Discussion and Analysis or Plan of Operation

The following management comments regarding Torotel’s results of operations and outlook should be read in conjunction with the Consolidated Financial Statements included pursuant to Item 7 of this Annual Report. The discussion and analysis of the results of operations include the operations of Torotel and its subsidiaries, Torotel Products and Electronika (see Note O of Notes to Consolidated Financial Statements).

2003 Compared to 2002

Consolidated net sales increased 8%. The net sales of Torotel Products decreased nearly 7% from $3,852,000 to $3,599,000. This decrease was attributable to very soft conditions in the aerospace markets, specifically the components used in retrofitting and upgrading instrumentation and communication systems in existing aircraft. Feedback from major customers indicates the current conditions are expected to continue into the 2004 calendar year. While soft conditions in Torotel’s aerospace markets contributed to a 10% decrease in the overall rate of new order bookings compared with last fiscal year, Torotel has experienced a 57% increase in order bookings during the last four calendar months. This increase is attributable to higher demand from Torotel’s military markets. This trend is expected to continue as a major defense contract award is expected in the first half of fiscal 2004. The net sales of Electronika were $654,000 for fiscal 2003 compared with $86,000 for fiscal 2002, which only included one month of sales. The soft conditions in the aerospace market have also affected Electronika as its new order bookings were only $423,000 for fiscal 2003. As a result, management has targeted $4,500,000 as a consolidated sales goal for fiscal 2004.

Gross profit as a percentage of net sales decreased 5%. The gross profit percentage of Torotel Products decreased 6% because of product mix and lower sales volume without a comparable decrease in direct labor and fixed production costs. Electronika’s gross profit as a percentage of net sales was 45%. Electronika’s gross profit was reduced by $98,000, or 15% of its net sales, for labor and overhead costs associated with setting up the manufacturing facility in Olathe, Kansas.

Engineering expenses, applicable only to Torotel Products, increased 3% from $184,000 to $190,000 because of higher payroll costs and higher travel costs associated with visits to a subcontracting facility in Mexico. Management does not anticipate any significant increase in the present level of engineering expenses.

Selling, general and administrative (SG&A) expenses increased 11%. The SG&A expenses of Torotel increased 29% from $202,000 to $260,000 because of higher compensation costs of $31,000 associated with Torotel’s chairman and CEO (whose earned compensation was $76,000 in last year’s period), a $23,000 increase in professional fees, a $2,000 increase in training costs, and a $2,000 increase associated with license registration fees with the Office of Defense Trade Controls pursuant to the Arms Export Control Act and the International Traffic in Arms Regulations. The SG&A expenses of Torotel Products increased slightly from $662,000 to $668,000 primarily because of an $11,000 increase in employee benefits costs, a $9,000 increase in liability insurance costs, and a $3,000 increase in bank lockbox fees. These increases were offset by a $17,000 decrease in incentive compensation awards. Electronika’s SG&A expenses were $31,000 for fiscal 2003 compared with $3,000 for fiscal 2002, which only included one month of SG&A expenses. Management does not anticipate a significant increase in the present level of SG&A expenses.

Amortization costs, entirely attributable to Electronika, were $339,000 (see Note P of Notes to Consolidated Financial Statements).

Interest expense increased 47%. The interest expense of Torotel increased 211% from $19,000 to $59,000 because of the higher debt resulting from the equity investment in Apex (see Notes D and Q of Notes to Consolidated Financial Statements). The interest expense of Torotel Products decreased 44%

from $34,000 to $19,000 because of lower debt balances and a lower annual interest rate on the mortgage payable to United Trust Bank (formerly Vista Bank, N.A.).

Interest income decreased 63% because of a lower principal balance on the note receivable from SIGMA.

Impairment costs, entirely attributable to Electronika, were $219,000 (see Note P of Notes to Consolidated Financial Statements).

Equity in loss of investee was $59,000 (see Note Q of Notes to Consolidated Financial Statements).

For the reasons discussed above, the consolidated pretax earnings decreased from a profit of $576,000 to a loss of $253,000. The pretax loss of Torotel increased from $202,000 to $370,000. The pretax earnings of Torotel Products decreased from $729,000 to $418,000. The pretax earnings of Electronika decreased from a profit of $49,000 to a loss of $301,000.

2002 Compared to 2001

Consolidated net sales increased 13%. The net sales of Torotel Products increased 11% from $3,480,000 to $3,852,000 because of increased sales of magnetics products resulting from a higher shippable backlog at the beginning of the current fiscal year, and higher sales of the potted coil assembly for the Hellfire II missile system. Order bookings increased 44% during the fourth quarter, which has positioned the backlog for a strong beginning to fiscal 2003. Overall order bookings decreased nearly 4% during the year, reflecting soft market conditions in the telecommunications and industrial sectors that we serve. While these sectors will continue to slump in the near-term, management expects to see a steady level of business from its aerospace markets, and an increase in orders from the military segment over the next several months. Electronika’s net sales from the date of acquisition were $86,000.

Gross profit as a percentage of net sales increased 4%. The gross profit percentage of Torotel Products increased nearly 4% primarily because of increased sales volume and lower material costs associated with the product mix. Electronika’s gross profit as a percentage of sales was 60%.

Engineering expenses, applicable only to Torotel Products, increased 8% because of higher payroll costs associated with more hours worked by part-time personnel. Management does anticipate an increase in the present level of engineering expenses.

Selling, general and administrative (SG&A) expenses increased 13%. The SG&A expenses of Torotel increased 52% from $133,000 to $202,000 because of a $49,000 increase in compensation costs associated with Torotel’s chairman and CEO (who received no compensation last year), a $25,000 accrual for an incentive compensation award, and a $6,000 increase in travel costs. These increases were offset by a $6,000 decrease in investor relations costs, a $3,000 decrease in directors fees, and a $2,000 decrease in liability insurance costs. The SG&A expenses of Torotel Products increased 4% from $636,000 to $662,000 primarily because of a $35,000 increase in workers compensation insurance costs due to a dividend received last year, a $9,000 increase in rental expense from operating leases, a $7,000 increase in computer costs associated with lifetime software licenses, a $7,000 increase in group benefits costs, a $5,000 increase in liability insurance costs, a $5,000 increase in repairs and maintenance costs, a $4,000 increase in property taxes, and a $2,000 increase in advertising costs. These increases were offset by a $19,000 decrease in depreciation expense, an $8,000 decrease in incentive compensation awards, a $8,000 decrease in utilities costs, a $7,000 decrease in sales commissions, and a $6,000 decrease in customer fast-pay discounts. Electronika’s SG&A expenses were $3,000. Management does anticipate an increase in the present level of SG&A expenses.

Interest expense decreased nearly 50%. The interest expense of Torotel decreased 68% from $60,000 to $19,000 because of the settlement reached on the note payable to a former officer (see Note K of Notes to Consolidated Financial Statements) and a lower principal balance on the guaranteed note with Vista

Bank. The interest expense of Torotel Products decreased 24% from $45,000 to $34,000 because of lower debt balances.

Interest income decreased 51% because of a lower principal balance on the note receivable from SIGMA and the effect of a higher annual interest rate that was assessed during the first nine months of fiscal 2001. The higher rate was triggered by late payments on the note.

For the reasons discussed above, the consolidated pretax earnings increased from $317,000 to $576,000. The pretax loss of Torotel increased from $151,000 to $209,000. The pretax earnings of Torotel Products increased from $468,000 to $729,000. The pretax earnings of Electronika were $49,000 from the date of acquisition.

Liquidity and Capital Resources

Torotel relies on funds generated internally to meet its normal operating requirements and to service bank indebtedness. Management continues to evaluate ways of improving Torotel’s liquidity position and funding future investments. Free cash flow, defined as cash provided by operating activities less capital expenditures, is a key element in improving liquidity. For fiscal 2003, free cash flow was $442,000 compared with $431,000 for fiscal 2002.

During the year ended April 30, 2003, Torotel’s operating activities provided $466,000 in cash flow because of earnings before depreciation and amortization and other non-cash charges, and a lower level of receivables. Cash flow continues to be adversely impacted by slower payment practices of certain major customers.

Investing activities provided $49,000 in cash flow because of the $161,000 in proceeds from the note receivable from SIGMA. These proceeds were offset partially by cash outlays of $88,000 for the acquisition costs associated with Electronika and Apex (see Notes O and Q of Notes to Consolidated Financial Statements). Capital expenditures were $24,000 during fiscal 2003 and management anticipates expenditures of approximately $50,000 during fiscal 2004.

Financing activities used $152,000 in cash flow because of decreases in long-term debt.

Management believes that inflation will have only a minimal effect on future operations since such effects will be offset by sales price increases which are not expected to have a significant effect upon demand.

Forward-Looking Information

This report, as well as our other reports filed with the Securites and Exchange Commission (“SEC”), and in press releases and other public communications throughout the year, contain forward-looking statements made pursuant to the safe harbor provisions of The  Private Securities Litigation Reform Act of 1995. Forward-looking statements include all information on our expected financial position, results of operations, cash flows, strategy, budgets and management’s plans and objectives. These forward-looking statements are based on assumptions about a number of important factors and involve risks and uncertainties that could cause actual results to be different from what appear here. These risk factors include: impairment of intangible assets, decreased demand for products, delays in developing new products, expected orders that do not occur, loss of key customers, the impact of competition and price erosion as well as supply and manufacturing constraints, and other risks and uncertainties. In light of these risks and uncertainties, there can be no assuarance that the forward-looking information contained in this report will prove accurate, and our actual results may differ materially from these forward-looking statements.

ITEM 7. Financial Statements

ITEM 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Torotel, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Torotel, Inc. and Subsidiaries as of April 30, 2003 and the related consolidated statements of operations, stockholder’s equity (deficit), and cash flows for the years ended April 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management. We did not audit the financial statements of Apex Innovations, Inc. and Subsidiary, the investment in which, as described in Note Q to the financial statements, is accounted for under the equity method of accounting. The investment in Apex Innovations, Inc. and Subsidiary was $976,000 and the equity in its net loss was $59,000 for the year then ended. The financial statements of Apex Innovations, Inc. were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Apex Innovations, Inc., is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Torotel, Inc. and Subsidiaries as of April 30, 2003, and the consolidated results of their operations and their cash flows for the years ended April 30, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note R to the financial statements, the Company adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.

/s/ Grant Thornton LLP

Kansas City, Missouri
June 13, 2003

CONSOLIDATED BALANCE SHEET
As of April 30, 2003

ASSETS
Current assets:
Cash	$701,000
Trade and other receivables, less allowance for doubtful accounts of $27,000	492,000
Inventories	187,000
Prepaid expenses and other current assets	22,000
1,402,000
Property, plant and equipment:
Land	189,000
Buildings and improvements	583,000
Equipment	1,142,000
1,914,000
Less accumulated depreciation and amortization	1,628,000
286,000
Other assets	6,000
Intangible assets	1,824,000
Equity investment	976,000
$4,494,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$56,000
Trade accounts payable	663,000
Accrued liabilities	198,000
Accrued interest on note payable to shareholders	5,000
Income taxes payable	—
922,000
Long-term debt, less current maturities	329,000
Note payable to shareholders	750,000
Commitments and contingencies	—
Stockholders’ equity:
Common stock, $.01 par value; 6,000,000 shares authorized; 5,182,795 shares issued	52,000
Capital in excess of par value	12,362,000
Accumulated deficit	(9,716,000)
2,698,000
Less cost of treasury stock, 71,205 shares	205,000
2,493,000
$4,494,000

The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF OPERATIONS
Year ended April 30,

	2003	2002
Net sales	$4,253,000	$3,938,000
Cost of goods sold	2,663,000	2,277,000
Gross profit	1,590,000	1,661,000
Operating expenses:
Engineering	190,000	184,000
Selling, general and administrative	966,000	867,000
Amortization of intangible assets	339,000	—
	1,495,000	1,051,000
Earnings from operations	95,000	610,000
Other expense (income):
Interest expense	78,000	53,000
Interest income	(7,000)	(19,000)
Impairment of intangible assets	219,000	—
Equity in loss of investee	59,000	—
Other, net	(1,000)	—
	348,000	34,000
Earnings (loss) before provision (benefit) for income taxes and extraordinary item	(253,000)	576,000
Provision (benefit) for income taxes	(8,000)	8,000
Earnings (loss) before extraordinary item	(245,000)	568,000
Extraordinary item:
Gain on settlements of debt, less applicable taxes of $3,000 in 2002	75,000	466,000
Net earnings (loss)	$(170,000)	$1,034,000
Basic and diluted earnings (loss) per share:
Earnings (loss) before extraordinary item	$(.05)	$.19
Extraordinary item	.02	.16
	(.03)	$.35

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Treasury Stock, at cost	Total Stockholders’ Equity (Deficit)
Balance, May 1, 2001	2,882,795	$29,000	$10,085,000	$(10,580,000)	$(205,000)	$(671,000)
Issuance of common stock	2,300,000	23,000	2,277,000	—	—	2,300,000
Net earnings	—	—	—	1,034,000	—	1,034,000
Balance, April 30, 2002	5,182,795	$52,000	$12,362,000	$(9,546,000)	$(205,000)	$2,663,000
Net loss	—	—	—	(170,000)	—	(170,000)
Balance, April 30, 2003	5,182,795	$52,000	$12,362,000	$(9,716,000)	$(205,000)	$2,493,000

The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Year ended April 30,

	2003	2002
Cash flows from operating activities:
Net earnings (loss)	$(170,000)	$1,034,000
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Loss on equity in loss of investee	59,000	—
Gain on settlements of debt	(75,000)	(466,000)
Impairment of intangible assets	219,000	—
Depreciation and amortization	373,000	50,000
Increase (decrease) in cash flows from operations resulting from changes in:
Trade and other receivables	128,000	(215,000)
Inventories	(21,000)	98,000
Prepaid expenses and other assets	(9,000)	(4,000)
Trade accounts payable	2,000	(15,000)
Accrued liabilities	(32,000)	(35,000)
Income taxes payable	(8,000)	8,000
Net cash provided by operating activities	466,000	455,000
Cash flows from investing activities:
Capital expenditures	(24,000)	(24,000)
Proceeds from note receivable	161,000	148,000
Electronika acquisition costs	(53,000)	(29,000)
Equity interest in Apex	(35,000)	(1,000,000)
Net cash provided by (used in) investing activities	49,000	(905,000)
Cash flows from financing activities:
Proceeds from long-term debt	—	75,000
Proceeds from note payable to shareholders	—	750,000
Principal payments on long-term debt	(152,000)	(203,000)
Payments on capital lease obligations	—	(5,000)
Payment on note payable to former officer	—	(150,000)
Net cash provided by (used in) financing activities	(152,000)	467,000
Net increase in cash	363,000	17,000
Cash, beginning of year	338,000	321,000
Cash, end of year	$701,000	$338,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$78,000	$55,000
Income taxes	$—	$3,000
Non-cash investing and financing activities:
Acquisition of Electronika	$—	$2,300,000

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Torotel specializes in the custom design and manufacture of a wide variety of precision magnetic components, consisting of transformers, inductors, reactors, chokes and toroidal coils. Approximately 96% of Torotel’s sales are derived from domestic customers. The following summarizes the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of Torotel, Inc. and its wholly-owned subsidiaries, Torotel Products, Inc., Electronika, Inc. and Subsidiary, and East Coast Holdings, Inc. (formerly named OPT Industries, Inc.)  All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments

Cost approximates market for all financial instruments as of April 30, 2003 and 2002.

Revenue Recognition

Revenue is recognized on contracts and orders in the period in which the units are shipped (unit-of-delivery method). Both historically and currently, less than 5% of Torotel’s annual consolidated sales arise from contracts which are performed over a period of more than one year.

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

Investment in Apex

Torotel has a 17% interest in Apex. This investment is accounted for using the equity method because Torotel has the ability to exercise significant influence over Apex’s operating and financial activities (see Note Q of Notes to Consolidated Financial Statements). As a result, Torotel’s investment in Apex, which was initially carried at cost, is adjusted quarterly for Torotel’s proportionate share of Apex’s earnings or losses.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the years ended April 30, 2003 and 2002 were $1,000 and $2,000, respectively.

NOTE B - INVENTORIES

The following table summarizes the components of inventories:

Raw materials	$32,000
Work in process	134,000
Finished goods	21,000
$187,000

NOTE C - FINANCING AGREEMENTS

On September 17, 2001, Torotel entered into a $75,000 promissory note with United Trust Bank (formerly Vista Bank, N.A.). Under the terms of the note, the outstanding balance bears interest at an initial rate of 6.5% per annum and will fluctuate daily at 1% over the bank’s base lending rate. The note requires monthly principal and interest payments, with a first payment of $2,083.33 and 35 payments of $2,326.47. The note has a maturity date of September 17, 2004 and is collateralized by trade accounts receivable, inventories and equipment. As of April 30, 2003, the outstanding principal balance was $36,000, and the effective interest rate was 5.25%. Proceeds of the loan were used to help pay off the note payable to a former officer (see Note K of Notes to Consolidated Financial Statements).

Torotel Products has a $451,000 note with United Trust Bank dated December 23, 1997. Under the terms of the note, the outstanding balance currently bears interest at a fixed rate of 4.75% per annum through March 18, 2004; thereafter, the rate will be adjusted annually and will fluctuate up to 1/2% over the bank’s base lending rate. The note currently requires monthly principal and interest payments of $3,771. The note, which is guaranteed by Torotel, Inc., has a maturity date of December 19, 2012, and is collateralized by a first mortgage on the land and buildings in Grandview, Missouri. As of April 30, 2003, the outstanding balance was $349,000.

Information concerning Torotel’s long-term indebtedness is as follows:

Note payable to United Trust Bank, maturing December 2012	$349,000
Note payable to United Trust Bank, maturing September 2004	36,000
385,000
Less: Current maturities	56,000
$329,000

The amount of long-term debt maturing in each of the next five years is as follows:

Year Ending April 30,	Amount
2004	$56,000
2005	40,000
2006	32,000
2007	33,000
2008	35,000
Thereafter	189,000
$385,000

NOTE D - NOTE PAYABLE TO SHAREHOLDERS

On March 28, 2002, Torotel entered into a $750,000 promissory note with the Caloyeras Family Partnership, whose members beneficially own and control 49% of the outstanding common shares of Torotel. Under the terms of the note, the outstanding balance bears interest at a rate of 7% per annum and requires quarterly interest-only payments of $13,125. The note has a maturity date of March 28, 2007, and is collateralized by the common stock owned by Torotel in Apex and Electronika. As of April 30, 2003, the outstanding principal balance was $750,000. Proceeds from the loan were used to acquire a 17% equity interest in Apex (see Note Q of Notes to Consolidated Financial Statements).

NOTE E - INCOME TAXES

The provision for income taxes reflected in the consolidated statements of operations differs from the amounts computed at the federal statutory tax rates. The principal differences between the statutory income tax expense and the effective provision for income taxes are summarized as follows:

	2003	2002
Computed tax expense at statutory rates	$241,000	$249,000
Utilization of net operating loss carryforwards	(241,000)	(241,000)
Income tax refund	(8,000)	—
(Increase) decrease in deferred tax assets	35,000	236,000
Increase (decrease) in valuation allowance	(35,000)	(236,000)
	$(8,000)	$8,000

Torotel has available as benefits to reduce future income taxes, subject to applicable limitations, the following estimated net operating loss (“NOL”) carryforwards:

Year of Expiration	NOLCarryforward
2007	$239,000
2009	495,000
2010	694,000
2011	319,000
2012	889,000
2013	801,000
2014	2,932,000
$6,369,000

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

Net operating loss carryforwards	$1,983,000
Inventory valuation reserve	189,000
Depreciation and amortization	151,000
Disposal of ECH liabilities	137,000
Tax credit carryforwards	19,000
Other	18,000
2,497,000
Less valuation allowance	2,497,000
$—

NOTE F - COMMITMENTS AND CONTINGENCIES

Torotel is a party to eight operating leases and one real estate lease used in the performance of its business. All nine leases are non-cancelable. As of April 30, 2003, there were no capital lease obligations. Future minimum lease payments are as follows:

Year Ending April 30,	Operating Leases	Real Estate Lease
2004	$37,000	$51,000
2005	22,000	—
2006	12,000	—
2007	11,000	—
2008	10,000	—
	$92,000	$51,000

Total rent expense for all operating and real estate leases for the years ended April 30, 2003 and 2002 was $83,000 and $33,000, respectively.

NOTE G - EMPLOYEE INCENTIVE PLANS

Incentive Compensation Plan

Torotel’s shareholders approved the Incentive Compensation Plan (the “Plan”) in 1994. All key employees are eligible to participate in the Plan. The Plan provides for participants to receive incentive payments in cash and/or Torotel common stock based on targeted pretax earnings, as defined in the Plan. Awards under the Plan for the years ended April 30, 2003 and 2002 were $11,000 and $53,000, respectively.

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

		2003	2002
Earnings (loss) before extraordinary item	As Reported	$(245,000)	$568,000
	Pro Forma	$(252,000)	$564,000
Basic earnings (loss) per share	As Reported	$(.05)	$.19
	Pro Forma	$(.05)	$.19
Diluted earnings (loss) per share	As Reported	$(.05)	$.19
	Pro Forma	$(.05)	$.19

The fair values of the options granted were estimated on the date of grant using the Black-Scholes options-pricing model. The fair value of the incentive stock options was determined using the following weighted average assumptions: no dividend payments over the life of the options; expected volatility of 551.0%; risk-free interest rate of 3.50%; and expected life of five years.

Stock option transactions under this Plan for each period are summarized as follows:

	2003		2002
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Outstanding at beginning of year	40,000	$.37	—	—
Granted	—	—	40,000	$.37
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at end of year	40,000	$.37	40,000	$.37
Options exercisable at end of period	—	—	—	—
Weighted average fair value of options granted during the year		—		$.37

The following information applies to options outstanding at April 30, 2003:

Number outstanding	40,000
Range of exercise prices	$.37
Weighted average exercise price	$.37
Weighted average remaining contractual life	3.50 yrs.

Employee Stock Purchase Plan

Torotel has an Employee Stock Purchase Plan which allows employees to purchase Torotel common stock at a formula price which approximates market value. The Plan enables employees to purchase stock through payroll deductions of up to 10% of their compensation. Torotel matches one-half of the employee’s contribution. Stock purchased under the Plan is restricted from transfer for one year after the date of issuance. There were no expenses under the Plan during the years ended April 30, 2003 and 2002.

401(k) Retirement Plan

Torotel has a 401(k) Retirement Plan for Torotel Products’ employees. Employer contributions to the Plan are at the discretion of the Board of Directors. Employer contributions to the Plan were $4,000 for the years ended April 30, 2003 and 2002, respectively.

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

	2003	2002
Earnings (loss) before extraordinary item	$(245,000)	$568,000
Weighted average common shares outstanding	5,111,590	2,994,330
Incremental shares	—	6,631
Basic earnings (loss) per share	$(.05)	$.19
Diluted earnings (loss) per share	$(.05)	$.19

No incremental shares are included in the EPS calculations for 2003 because of the operating loss.

NOTE I - STOCK WARRANTS

In connection with the acquisition of ECH in fiscal 1994, a warrant to purchase 66,667 shares of  Torotel’s common stock at $1.50 per share was issued to Chemical Bank New Jersey N.A. The warrant expires on September 1, 2003.

Pursuant to a settlement that ended a class action alleging racial discrimination in hiring by Torotel Products, Inc., Torotel agreed to issue a warrant certificate to the Torotel Settlement Fund to purchase 100,000 shares of Torotel common stock at $.75 per share. The warrant  expired on May 4, 2003. The $33,000 fair value of the warrant was estimated on the date of grant using the Black-Scholes options-pricing model using the following weighted average assumptions: no dividend payments over the life of the warrant; expected volatility of 75.9%; risk-free interest rate of 5.8%; and expected life of two years.

Stock warrant transactions for each period are summarized as follows:

	2003		2002
	Shares Under Warrant	Weighted Average Exercise Price	Shares Under Warrant	Weighted Average Exercise Price
Outstanding at beginning of year	100,000	$.75	100,000	$.75
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at end of year	100,000	$.75	100,000	$.75
Warrants exercisable at year-end	—	—	—	—
Weighted average fair value of warrants granted during the year		—		—

NOTE J - ACCRUED LIABILITIES

Accrued liabilities consist of the following:

Employee related expenses	$140,000
Other, including interest	63,000
$203,000

NOTE K - NOTE PAYABLE TO FORMER OFFICER

As of April 30, 2001, the aggregate amount due under a note payable to a former executive was $561,000, which consisted of the outstanding principal of $384,000 plus accrued interest of $177,000. In consideration of a payment of $150,000, the former executive agreed to forgive the remaining debt balance of $234,000 and all accrued unpaid interest relating to the note. As a result of this settlement, Torotel recorded an extraordinary gain to net earnings of $411,000 in fiscal 2002.

NOTE L - EXTRAORDINARY ITEM

The extraordinary item as presented in the accompanying consolidated statements of operations for the year ended April 30, 2003, includes a net gain of $75,000 resulting from the settlement of an old  liability at an amount lower than originally recorded.

The extraordinary item as presented in the accompanying consolidated statements of operations for the year ended April 30, 2002, includes a net gain of $466,000 resulting from the settlement of old  liabilities at amounts lower than originally recorded (see Note K of Notes to Consolidated Financial Statements).

NOTE M - DISCONTINUED SUBSIDIARY

The operations of East Coast Holdings, Inc. (formerly named OPT Industries, Inc.), a wholly owned subsidiary of Torotel, were discontinued in April 1999, and substantially all of the assets were sold to SIGMA for approximately $2.7 million. The remaining assets and liabilities related to ECH as of April 30, 2003, are included in the accompanying consolidated balance sheet under the following captions and in the amounts shown:

Trade accounts payable	$394,000
Accrued liabilities	$49,000

NOTE N - INFORMATION ABOUT MAJOR CUSTOMERS

For the year ended April 30, 2003, sales to two major customers accounted for 12% and 10% of consolidated net sales. For the year ended April 30, 2002, sales to two major customers accounted for 12% and 11% of consolidated net sales.

NOTE O - ACQUISITION

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

The selling shareholders of Electronika (the Caloyeras Family Partnership) have guaranteed that the aggregate sales from Electronika’s existing ballast designs over the next five (5) full fiscal years following the closing date will be at least $2,500,000, which is expected to result in an aggregate gross profit of $1,500,000 before any operating expenses. Sales in the first full fiscal year were $654,000.

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

	Pro Forma Information Years Ended April 30,
	2003	2002
Net sales	$4,253,000	$5,273,000
Earnings (loss) before extraordinary item	$(245,000)	$1,212,000
Net earnings (loss)	$(170,000)	$1,678,000
Basic earnings (loss) per share before extraordinary item	$(.05)	$.24
Basic earnings (loss) per share	$(.03)	$.33
Diluted earnings (loss) per share before extraordinary item	$(.05)	$.24
Diluted earnings (loss) per share	$(.03)	$.33

	Pro Forma Information Three Months Ended April 30,
	2003	2002
Net sales	$1,039,000	$1,250,000
Earnings (loss) before extraordinary item	$(78,000)	$1,212,000
Net earnings (loss)	$(3,000)	$1,678,000
Basic earnings (loss) per share before extraordinary item	$(.02)	$.24
Basic earnings (loss) per share	$.00	$.33
Diluted earnings (loss) per share before extraordinary item	$(.02)	$.24
Diluted earnings (loss) per share	$.00	$.33

The pro forma information does not purport to be indicative of the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or of future results of operations.

NOTE P - IMPAIRMENT AND AMORTIZATION OF INTANGIBLE ASSETS

In the third quarter of the fiscal year ended April 30, 2003, Torotel recognized an impairment loss of $219,000 relating to certain technology-based intangible assets recognized in the acquisition of Electronika (see Note O of Notes to Consolidated Financial Statements). The impairment is a result of the economic condition of the airline industry and the lower than anticipated sales volume for ballast transformers designed for certain aircraft. As a result, projected future cash flows from Electronika were determined to be less than the carrying value of these intangible assets. The revised carrying value of the intangible assets was calculated using discounted estimated future cash flows. Management also determined that the useful life of the technology-based intangible assets should be reduced. As a result, the residual balance for these intangible assets will be amortized over a weighted average period of twelve years instead of the original period of seventeen years.

The following table provides the adjusted gross carrying value and accumulated amortization for each major class of intangible asset based on Torotel’s reassessment of previously recognized intangible assets and their remaining amortization lives in accordance with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets:

		2003		2002
	Average Amortizable Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Order backlog	1	$205,000	$205,000	$205,000	$—
Aircraft	12	1,958,000	134,000	2,177,000	—
		$2,163,000	$339,000	$2,382,000	$—

The total intangible amortization expense for the year ended April 30, 2003, was $339,000. The estimated aggregate amortization expense for each of the next five years is as follows:

Year Ending April 30,	Amount
2004	$153,000
2005	153,000
2006	153,000
2007	153,000
2008	153,000
$765,000

NOTE Q - EQUITY INVESTMENT

On March 29, 2002, Torotel acquired a 17% equity interest in Apex. The total investment of $1,035,000 consisted of $35,000 in acquisition costs and a stock purchase of 4,000,000 common shares for $1,000,000, of which $250,000 came from available cash and the remaining $750,000 from loan proceeds from the Caloyeras Family Partnership (see Note D of Notes to Consolidated Financial Statements). The Caloyeras Family Partnership and a Caloyeras Trust also acquired 4,000,000 shares of Apex on the same terms as Torotel. The investment has been accounted for using the equity method since Torotel and Caloyeras have the ability to exercise substantial influence over Apex. As of April 30, 2003, there is a $381,000 difference between the $976,000 carrying value of the investment as reflected on the accompanying consolidated balance sheet and the underlying equity in the net assets of Apex of $595,000. This difference is treated as non-amortizing goodwill.

The accompanying consolidated statements of operations include a loss of $59,000 for the fiscal year ended April 30, 2003, resulting from Apex’s audited operating results for the fiscal year ended February 28, 2003.  Condensed financial statements for Torotel’s investment in Apex are as follows:

Condensed Balance Sheet

2003
Current assets	$715,000
Other assets	6,439,000
$7,154,000
Current liabilities	$1,206,000
Other liabilities	2,606,000
Stockholders’ equity	3,342,000
$7,154,000

Condensed Statements of Operations

	Fiscal Year Ended 2003	Two Months Ended 2002
Net sales	$5,329,000	$2,606,000
Gross profit	$2,049,000	$1,524,000
Net earnings (loss)	$(334,000)	$116,000

On May 23, 2003, Torotel purchased an additional 355,637 common shares of Apex stock for $89,000 at 25 cents per share. Torotel continues to own a 17% equity interest in Apex.

NOTE R - RECENT ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Corporation are as follows:

•       All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling-of-interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

•       Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired

•       Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented, or exchanged, either individually or as part of a related contract, asset, or liability.

•       Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

•       Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever an impairment indicator exists.

•       All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons, Compliance With Section 16(a) of the Exchange Act

The information required under this Item is contained in Torotel’s 2003 Proxy Statement, which is herein incorporated by reference.

ITEM 10. Executive Compensation

The information required under this Item is contained in Torotel’s 2003 Proxy Statement, which is herein incorporated by reference.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

The information required under this Item is contained in Torotel’s 2003 Proxy Statement, which is herein incorporated by reference.

ITEM 12. Certain Relationships and Related Transactions

Indebtedness to Shareholders

On March 28, 2002, Torotel entered into a $750,000 promissory note with the Caloyeras Family Partnership, whose members beneficially own and control 49% of the outstanding common shares of Torotel. Under the terms of the note, the outstanding balance bears interest at a rate of 7% per annum and requires quarterly interest-only payments of $13,125. The note has a maturity date of March 28, 2007, and is collateralized by the common stock owned by Torotel in Apex and Electronika. As of April 30, 2003, the outstanding principal balance was $750,000. Proceeds from the loan were used to acquire a 17% equity interest in Apex (see Note Q of Notes to Consolidated Financial Statements).

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

The contracts provide for minimum base monthly salaries of $8,333.33 and $6,000 for Messrs. Sizemore and Serrone, respectively, plus other benefits and incentive awards as determined by Torotel’s board of directors. The agreements further provide that if a party’s employment is terminated by Torotel prior to the expiration date, other than for cause, that party will receive a severance payment as follows: a lump sum severance payment in the amount of twelve (12) times the monthly base salary if the termination without cause occurs during the first two years of the agreement; a lump sum severance payment in the amount of six (6) times the monthly base salary if the termination without cause occurs during the third year of the agreement. The agreements also provide for a restrictive covenant of non-competition for a period of two years following termination of employment.

Related Transactions

The Caloyeras family presently controls 49% of Torotel’s outstanding common shares. For the year ended April 30, 2003, Electronika, a wholly-owned subsidiary of Torotel, incurred costs of $262,000 for goods purchased pursuant to a Manufacturing Agreement with Magnetika, Inc., a corporation owned by Peter B. Caloyeras and his family. Of the amount purchased, $45,000 was due and payable as of April 30, 2003.

ITEM 13. Exhibits and Reports on Form 8-K

(a)           Exhibits (Electronic Filing Only)

Exhibit 3.1	Articles of Incorporation (incorporated by reference to Exhibit 3 of Form 10-QSB filed with the SEC on March 13, 2000)
Exhibit 3.2	By-laws (incorporated by reference to Exhibit 4 of Form 10-KSB filed with the SEC on September 9, 1999)
Exhibit 10.1	Form of Employment Agreement
Exhibit 10.2	Manufacturing Agreement with Magnetika, Inc. (incorporated by Reference to Exhibit 8.4 of Form 8-K filed with the SEC on April 15, 2002)
Exhibit 10.3	Secured Promissory Note Payable to Caloyeras Family Partnership (incorporated by reference to Exhibit 5 of Form 8-K filed with the SEC on April 17, 2002)
Exhibit 21	Subsidiaries of the Registrant
Exhibit 31.1	Officer Certification
Exhibit 31.2	Officer Certification
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99	Audited Consolidated Financial Report of Apex Innovations, Inc. and Subsidary dated February 28, 2003

(b)          Reports on Form 8-K

There were no reports filed on Form 8-K during the fourth quarter of the year ended April 30, 2003.

ITEM 14. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) for the Company. Such officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the Company’s disclosure controls and procedures are adequate and effective for purposes of Rule 13a-14(c) in timely alerting them to material information relating to the Company required to be included in the Company’s filings with the SEC under the Securities Exchange Act of 1934. The Certifying Officers also have indicated that there were no significant changes in the Company’s internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Torotel, Inc.
(Registrant)

By:	/s/ H. James Serrone
H. James Serrone
Vice President of Finance and Chief Financial Officer
Date: July 20, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Dale H. Sizemore, Jr.
Dale H. Sizemore, Jr.
Chairman of the Board, President, Chief Executive Officer and Director
Date: July 20, 2003

By::	/s/ Richard A. Sizemore
Richard A. Sizemore
Director
Date: July 20, 2003

By::	/s/ H. James Serrone
H. James Serrone
Vice President of Finance, Chief Financial Officer, Secretary, and Director
Date: July 20, 2003