Form 10QSB
period 2003-07-31
TOROTEL INC
filed 2003-09-15
CIK 98752

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2003

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

Yes  ☒    No  ☐

As of September 11, 2003, there were 5,111,590 shares of Common Stock, $.01 Par Value, outstanding.

TOROTEL, INC. AND SUBSIDIARIES

PART I.                             FINANCIAL INFORMATION

Item 1.                                     Financial Statements

CONSOLIDATED BALANCE SHEET (Unaudited)
As of July 31, 2003

ASSETS

Current assets:
Cash	$534,000
Accounts receivable, net	562,000
Inventories	199,000
Prepaid expenses and other current assets	71,000
1,366,000

Property, plant and equipment, net	290,000

Other assets	6,000

Intangible assets, net	1,786,000

Equity investment	1,039,000

$4,487,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$56,000
Trade accounts payable	642,000
Accrued liabilities	193,000
Accrued interest on note payable to shareholders	5,000
896,000

Long-term debt, less current maturities	315,000

Note payable to shareholders	750,000

Stockholders’ equity:
Common stock, at par value	52,000
Capital in excess of par value	12,362,000
Accumulated deficit	(9,683,000)
2,731,000
Less treasury stock, at cost	205,000
2,526,000

$4,487,000

The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three Months Ended July 31,

	2003	2002
Net sales	$1,078,000	$1,140,000
Cost of goods sold	675,000	623,000

Gross profit	403,000	517,000

Operating expenses:
Engineering	45,000	48,000
Selling, general and administrative	244,000	238,000
Amortization of intangible assets	38,000	83,000

	327,000	369,000

Earnings from operations	76,000	148,000

Other expense (income):
Interest expense	17,000	21,000
Interest income	—	(3,000)
Equity in loss (earnings) of investee	26,000	(10,000)
Other, net	—	(1,000)

	43,000	7,000

Earnings before provision for income taxes	33,000	141,000

Provision for income taxes	—	—

Net earnings	$33,000	$141,000

Basic and diluted earnings per share	$.01	$.03

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Three Months Ended July 31,

	2003	2002
Cash flows from operating activities:
Net earnings	$33,000	$141,000
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Equity in loss (earnings) of investee	26,000	(10,000)
Depreciation and amortization	44,000	94,000
Increase (decrease) in cash flows from operations resulting from changes in:
Accounts receivable	(70,000)	(40,000)
Inventories	(12,000)	(63,000)
Prepaid expenses and other assets	(49,000)	(42,000)
Trade accounts payable	(21,000)	32,000
Accrued liabilities	(5,000)	16,000
Income taxes payable	—	(8,000)

Net cash provided by (used in) operating activities	(54,000)	120,000

Cash flows from investing activities:
Capital expenditures	(10,000)	(4,000)
Proceeds from note receivable	—	39,000
Electronika acquisition costs	—	(53,000)
Apex investment costs	(89,000)	(35,000)

Net cash used in investing activities	(99,000)	(53,000)

Cash flows from financing activities:
Principal payments on long-term debt	(14,000)	(37,000)

Net cash used in financing activities	(14,000)	(37,000)

Net increase (decrease) in cash	(167,000)	30,000
Cash, beginning of period	701,000	338,000

Cash, end of period	$534,000	$368,000

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$17,000	$21,000
Income taxes payable	$—	$8,000

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation

Torotel specializes in the custom design and manufacture of a wide variety of precision magnetic components, consisting of transformers, inductors, reactors, chokes and toroidal coils, for use in commercial, industrial and military electronics.  Torotel also designs and distributes ballast transformers for the airline industry.  Approximately 96% of Torotel’s sales are derived from domestic customers.  The accompanying unaudited consolidated financial statements reflect the normal recurring adjustments, which are, in the opinion of management, necessary to present fairly Torotel’s financial position at July 31, 2003, and the results of operations for the three months ended July 31, 2003.

The financial statements contained herein should be read in conjunction with Torotel’s financial statements and related notes filed on Form 10-KSB for the year ended April 30, 2003.

Note 2 - Inventories

The components of inventories are summarized as follows:

Raw materials	$31,000
Work in process	144,000
Finished goods	24,000
$199,000

Note 3 - Income Taxes

Torotel has net operating loss carryforwards available as benefits to reduce future income taxes, subject to applicable limitations.  These operating loss carryforwards expire in various amounts in the years 2007 through 2014.

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

Net operating loss carryforwards	$1,970,000
Inventory valuation reserve	189,000
Depreciation and amortization	151,000
Disposal of ECH liabilities	137,000
Tax credit carryforwards	19,000
Other	18,000
2,484,000
Less valuation allowance	2,484,000
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

Year-to-Date EPS Calculations

	2003	2002
Net earnings	$33,000	$141,000
Weighted average common shares outstanding	5,111,590	5,111,590
Incremental shares	428	40,773

Basic earnings per share	$.01	$.03
Diluted earnings per share	$.01	$.03

Note 5 - Employee Stock Options

In accordance with the Incentive Compensation Plan approved by shareholders in 1994, Torotel reserved 400,000 common shares for issuance to key employees pursuant to the exercise of incentive and non-qualified stock options granted prior to June 20, 2004.  The options are accounted for under APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations.  The incentive stock options have a term of five years when issued and vest 50% per year at the end of each of the first two years.  The non-qualified stock options have a term of ten years when issued and vest 25% per year at the end of each of the first four years.  The exercise price of each option equals the market price of Torotel’s common stock on the date of grant.  Accordingly, no compensation cost has been recognized for the Plan.  Had compensation cost for the Plan been determined based on the fair value of the options at the grant dates consistent with the method of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, Torotel’s operating results would have been reduced to the pro forma amounts indicated below.

Year-to-Date

		2003	2002
Earnings before extraordinary item	As Reported	$33,000	$141,000
	Pro Forma	$29,000	$134,000

Basic earnings per share	As Reported	$.01	$.03
	Pro Forma	$.01	$.03

Diluted earnings per share	As Reported	$.01	$.03
	Pro Forma	$.01	$.03

The fair value of the incentive stock options granted was estimated on the date of grant using the Black-Scholes options-pricing model.  The fair value of the options was determined using the following weighted average assumptions: no dividend payments over the life of the options; expected volatility of 551.0%; risk-free interest rate of 3.50%; and expected life of five years.

Stock option transactions under the 1994 Incentive Compensation Plan for each period are summarized as follows:

	2003		2002
	Weighted Shares Under Option	Average Exercise Price	Weighted Shares Under Option	Average Exercise Price
Outstanding at beginning of period	40,000	$.37	40,000	$.37
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at end of period	40,000	$.37	40,000	$.37

Options exercisable at end of period	40,000	$.37	20,000	$.37
Weighted average fair value of options granted during the year		—		—

The following information applies to options outstanding at July 31, 2003:

Number outstanding	40,000
Range of exercise prices	$.37
Weighted average exercise price	$.37
Weighted average remaining contractual life	3.25	yrs.

Note 6 - Stock Warrants

A warrant certificate issued in May 1998 to purchase 100,000 shares of Torotel, Inc. common stock at 75 cents per share expired on May 4, 2003.  Stock warrant transactions for each period are summarized as follows:

	2003		2002
	Weighted Shares Under Option	Average Exercise Price	Weighted Shares Under Option	Average Exercise Price
Outstanding at beginning of period	100,000	$.75	100,000	$.75
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(100,000)	$.75	—	—
Outstanding at end of period	—	—	100,000	$.75

Warrants exercisable at end of period	—	—	—	—
Weighted average fair value of warrants granted during the year		—		—

Note 7 - Amortization of Intangibles

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset based on Torotel’s reassessment of previously recognized intangible assets and their remaining amortization lives in accordance with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets:

		2003		2002
	Average Amortizable Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Order backlog	1	$205,000	$205,000	$205,000	$51,000
Aircraft - ballasts	12	1,958,000	172,000	2,177,000	32,000

		$2,163,000	$377,000	$2,382,000	$83,000

The total intangible amortization expense for the three months ended July 31, 2003, was $38,000.  The estimated aggregate amortization expense for each of the next five years is as follows:

April 30,	Amount
2004	$153,000
2005	153,000
2006	153,000
2007	153,000
2008	153,000

$765,000

Note 8 - Discontinued Subsidiary

The operations of East Coast Holdings, Inc. (formerly named OPT Industries, Inc.), a wholly-owned subsidiary of Torotel, were discontinued in April 1999, and substantially all of the assets were sold to Shared Information Group Management Associates, L.L.C. (“SIGMA”) for approximately $2.7 million.  The remaining assets and liabilities related to this subsidiary as of July 31, 2003, are included in the accompanying consolidated balance sheet under the following captions and in the amounts shown:

Trade accounts payable	$394,000
Accrued liabilities	$48,000

Note 9 - Equity Investment

On May 23, 2003, Torotel purchased an additional 355,637 common shares of Apex Innovations, Inc. (“Apex”) at 25 cents per share.  Torotel now owns 4,355,637 common shares of Apex.  Torotel’s ownership position remains at 17.8%.  The equity investment in Apex is accounted for using the equity method of accounting.  As of July 31, 2003, there was a $422,000 difference between the $1,039,000 carrying value of the investment as reflected on the accompanying consolidated balance sheet and the underlying equity in the net assets of Apex of $617,000.  This difference is treated as non-amortizing goodwill.

The accompanying consolidated statements of operations include a $26,000 loss and a $10,000 profit for the three months ended July 31, 2003 and 2002, respectively, which result from Torotel’s portion of Apex’s operating results for the three months ended May 31, 2003 and 2002.  Condensed financial statements for Torotel’s investment in Apex are as follows:

Condensed Balance Sheet

May 31, 2003
Current assets	$1,569,000
Other assets	4,725,000
$6,294,000

Current liabilities	$410,000
Other liabilities	2,407,000
Stockholders’ equity	3,477,000
$6,294,000

Condensed Statements of Operations

	3-Mos. Ended May 31, 2003	3-Mos. Ended May 31, 2002
Net sales	$1,343,000	$1,383,000
Gross profit	$563,000	$599,000
Net earnings (loss)	$(144,000)	$58,000

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

Three Months Ended July 31, 2003 Compared With Three Months Ended July 31, 2002

Net sales decreased 5%.  The net sales of Torotel Products increased 6% from $958,000 to $1,014,000.  This increase is attributable to higher demand from Torotel’s military markets.  This trend is expected to continue as a major defense contract award is expected shortly.  Torotel’s aerospace markets remain very soft and are expected to remain as such during the next few quarters.  The net sales of Electronika decreased 65% from $182,000 to $64,000.  This decrease is also attributable to the soft conditions in the aerospace market.  Management continues to target $4,500,000 as a consolidated sales goal for fiscal 2004.

Gross profit as a percentage of net sales decreased 8%.  The gross profit percentage of Torotel Products decreased 3% because of higher labor costs associated with the product mix.  Electronika’s gross profit as a percentage of net sales decreased 60% because of the labor and overhead costs incurred at the manufacturing facility in Olathe, Kansas.

Engineering expenses, applicable only to Torotel Products, decreased 3% from $48,000 to $45,000 because of lower payroll costs associated with fewer hours worked by part-time personnel and lower travel costs.  Management does not anticipate any significant increase in the present level of engineering expenses.

Selling, general and administrative (SG&A) expenses increased nearly 3%.  The SG&A expenses of Torotel, Inc. increased slightly from $59,000 to $60,000.  The SG&A expenses of Torotel Products increased slightly from $171,000 to $174,000 primarily because of an $8,000 increase in professional fees, a $3,000 increase in property and liability insurance costs, a $2,000 increase in customer fast-pay discounts, and a $2,000 increase in employee benefit costs.  These increases were offset by an $11,000 decrease in incentive compensation awards.  The SG&A expenses of Electronika increased 25% from $8,000 to $10,000 because of administrative costs associated with the Olathe manufacturing facility.  Management does not anticipate any significant increase in the present level of SG&A expenses.

Amortization costs, entirely attributable to Electronika, decreased 54% from $83,000 to $38,000 (see Note 7 of Notes to Consolidated Financial Statements).

Interest expense decreased 19%.  The interest expense of Torotel, Inc. decreased 19% from $16,000 to $13,000 because of a lower debt balance.  The interest expense of Torotel Products decreased 20% from $5,000 to $4,000 because of a lower debt balance and a lower annual interest rate on the mortgage payable to United Trust Bank.

Interest income decreased  $3,000 due to the payoff of the note receivable from SIGMA.

Equity in loss of investee was $26,000 compared with a profit of $10,000 in the prior year (see Note 9 of Notes to Consolidated Financial Statements).

For the reasons discussed above, the consolidated pretax earnings decreased from $141,000 to $33,000.  The pretax loss of Torotel, Inc. increased from $61,000 to $99,000.  The pretax earnings of Torotel Products decreased from $184,000 to $179,000.  The pretax earnings of Electronika decreased from $18,000 to a loss of $47,000.

Liquidity and Capital Resources

Torotel relies on funds generated internally to meet its normal operating requirements and to service bank indebtedness.  Management continues to evaluate ways of improving Torotel’s liquidity position and funding future investments.

During the three months ended July 31, 2003, Torotel’s operations used $54,000 in cash flow because of lower operating earnings.  The lower earnings resulted from Electronika’s lower sales volume, and the labor and overhead costs associated with the manufacturing facility in Olathe.  Electronika-Kansas, Inc., which is the Olathe facility, originally was started to manufacture Electronika’s ballast transformers.  This plan was put on hold because soft conditions developed in the airline industry.  However, the facility has evolved into a contract manufacturing source for Torotel Products.  This is particularly important, since Torotel Products lost 10% of its production workforce to retirement in past three months, and another 17% will be eligible to retire over the next 18 months.  With more than 90% of Torotel Products’ business generated by custom manufactured, labor-intensive products, investing in production personnel is essential to maintain an ample level of manufacturing skills.  Earnings and cash flow may suffer in the short term as a result.  Over the long term, management believes this is the best approach for our customers.  In addition, the investment puts Torotel Products in a better position to respond to higher demand when military contracts are awarded, and conditions improve in the aerospace market.  In the coming months, management will be evaluating whether to remain in the existing facilities in Grandview and Olathe, or to consolidate them.

Investing activities used $99,000 in cash flow because of the additional $89,000 investment in Apex (see Note 9 of Notes to Consolidated Financial Statements).  Torotel had capital expenditures of $10,000 during the three months ended July 31, 2003, and anticipates approximately $40,000 in capital expenditures during the balance of fiscal 2003.

Financing activities used $14,000 in cash flow because of decreases in long-term debt.

Management believes that inflation will have only a minimal effect on future operations since such effects will be offset by sales price increases, which are not expected to have a significant effect upon demand.

Forward-Looking Information

This report, as well as our other reports filed with the Securities and Exchange Commission
(“SEC”), and in press releases and other public communications throughout the year, contains forward-looking statements made pursuant to the safe harbor provisions of The Private Securities Litigation Reform Act of 1995.  Forward-looking statements include all information on our expected financial position, results of operations, cash flows, strategy, budgets and management’s plans and objectives.  These forward-looking statements are based on assumptions about a number of important factors and involve risks and uncertainties that could cause actual results to be different from what appear here.  These risk factors include: impairment of intangible assets, decreased demand for products, delays in developing new products, expected orders that do not occur, loss of key customers, the impact of competition and price erosion as well as supply and manufacturing constraints, and other risks and uncertainties.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will prove accurate, and our actual results may differ materially from these forward-looking statements.

Item 3.                                     Controls and Procedures

Torotel’s Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”)
are responsible for establishing and maintaining disclosure controls and procedures.  Such officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that Torotel’s disclosure controls and procedures are effective to ensure that information required to be disclosed in this report is accumulated and communicated to Torotel’s management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.  The Certifying Officers also have indicated that there were no significant changes in Torotel’s internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II.                         OTHER INFORMATION

Item 1.                                     Legal Proceedings

The remaining liabilities related to the discontinued operations of ECH include trade accounts payable of $394,000 (see Note 8 of Notes to Consolidated Financial Statements).  Several claims have been filed by ECH vendors for collection of amounts due, and more still could be filed.  However, ECH has no source of income to satisfy its trade debt obligations.  This trade debt remains the sole responsibility of ECH.  Neither Torotel nor Torotel Products has assumed these obligations.  While some of the claims by ECH vendors have resulted in judgments against ECH, neither Torotel or Torotel Products intends to provide any funds to satisfy the judgments nor, in the opinion of legal counsel, are they obligated to do so.

Item 6.                                     Exhibits and Reports on Form 8-K

a)              Exhibits

Exhibit 31.1	Officer Certification
Exhibit 31.2	Officer Certification
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K	There was one report filed on Form 8-K during the three months ended July 31, 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Torotel, Inc. (Registrant)

/s/ Dale H. Sizemore, Jr.
Dale H. Sizemore, Jr.
Chief Executive Officer
Date: September 11, 2003

/s/ H. James Serrone
H. James Serrone
Chief Financial Officer
Date: September 11, 2003