Form 10QSB
period 2003-10-31
TOROTEL INC
filed 2003-12-11
CIK 98752

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2003

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

Yes  ☒   No  ☐

As of December 11, 2003, there were 5,111,590 shares of Common Stock, $.01 Par Value, outstanding.

TOROTEL, INC. AND SUBSIDIARIES

PART I.          FINANCIAL INFORMATION

Item 1.                  Financial Statements

CONSOLIDATED BALANCE SHEET (Unaudited)

As of October 31, 2003

ASSETS

Current assets:
Cash	$491,000
Accounts receivable, net	671,000
Inventories	256,000
Prepaid expenses and other current assets	58,000
1,476,000

Property, plant and equipment, net	298,000

Other assets	6,000

Intangible assets, net	1,747,000

Equity investment	997,000

$4,524,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$53,000
Trade accounts payable	696,000
Accrued liabilities	171,000
Accrued interest on note payable to shareholders	5,000
925,000

Long-term debt, less current maturities	305,000

Note payable to shareholders	750,000

Stockholders’ equity:
Common stock, at par value	52,000
Capital in excess of par value	12,362,000
Accumulated deficit	(9,665,000)
2,749,000
Less treasury stock, at cost	205,000
2,544,000

$4,524,000

The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Six Months Ended October 31,

	2003	2002
Net sales	$2,197,000	$2,428,000
Cost of goods sold	1,381,000	1,382,000

Gross profit	816,000	1,046,000

Operating expenses:
Engineering	94,000	97,000
Selling, general and administrative	491,000	487,000
Amortization of intangible assets	77,000	166,000
	662,000	750,000

Earnings from operations	154,000	296,000

Other expense (income):
Interest expense	35,000	41,000
Interest income	—	(5,000)
Equity in loss (earnings) of investee	68,000	(1,000)
Other, net	—	(1,000)
	103,000	34,000

Earnings before provision for income taxes	51,000	262,000

Provision for income taxes	—	—

Net earnings	$51,000	$262,000

Basic and diluted earnings per share	$.01	$.05

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended October 31,

	2003	2002
Net sales	$1,119,000	$1,288,000
Cost of goods sold	706,000	759,000

Gross profit	413,000	529,000

Operating expenses:
Engineering	49,000	49,000
Selling, general and administrative	247,000	249,000
Amortization of intangible assets	39,000	83,000
	335,000	381,000

Earnings from operations	78,000	148,000

Other expense (income):
Interest expense	18,000	20,000
Interest income	—	(2,000)
Equity in loss of investee	42,000	9,000
	60,000	27,000

Earnings before provision for income taxes	18,000	121,000

Provision for income taxes	—	—

Net earnings	$18,000	$121,000

Basic and diluted earnings per share	$—	$.02

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Six Months Ended October 31,

	2003	2002
Cash flows from operating activities:
Net earnings	$51,000	$262,000
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Equity in loss (earnings) of investee	68,000	(1,000)
Depreciation and amortization	89,000	187,000
Increase (decrease) in cash flows from operations resulting from changes in:
Accounts receivable	(179,000)	(65,000)
Inventories	(69,000)	11,000
Prepaid expenses and other assets	(36,000)	(49,000)
Trade accounts payable	33,000	41,000
Accrued liabilities	(27,000)	(22,000)
Income taxes payable	—	(8,000)

Net cash provided by (used in) operating activities	(70,000)	356,000

Cash flows provided by (used in) investing activities:
Capital expenditures	(24,000)	(6,000)
Proceeds from note receivable	—	79,000
Electronika acquisition costs	—	(53,000)
Apex investment costs	(89,000)	(35,000)

Net cash used in investing activities	(113,000)	(15,000)

Cash flows from financing activities:
Principal payments on long-term debt	(27,000)	(75,000)

Net cash used in financing activities	(27,000)	(75,000)

Net increase (decrease) in cash	(210,000)	266,000
Cash, beginning of period	701,000	338,000

Cash, end of period	$491,000	$604,000

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$35,000	$41,000
Income taxes payable	$—	$8,000

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation

Torotel specializes in the custom design and manufacture of a wide variety of precision magnetic components, consisting of transformers, inductors, reactors, chokes and toroidal coils, for use in commercial, industrial and military electronics.  Torotel also designs and distributes ballast transformers for the airline industry.  Approximately 96% of Torotel’s sales are derived from domestic customers.  The accompanying unaudited consolidated financial statements reflect the normal recurring adjustments, which are, in the opinion of management, necessary to present fairly Torotel’s financial position at October 31, 2003, and the results of operations for the six months ended October 31, 2003.

The financial statements contained herein should be read in conjunction with Torotel’s financial statements and related notes filed on Form 10-KSB for the year ended April 30, 2003.

Note 2 - Inventories

The components of inventories are summarized as follows:

Raw materials	$40,000
Work in process	197,000
Finished goods	19,000
$256,000

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

Net operating loss carryforwards	$1,963,000
Inventory valuation reserve	189,000
Depreciation and amortization	151,000
Disposal of ECH liabilities	137,000
Tax credit carryforwards	19,000
Other	18,000
2,477,000
Less valuation allowance	2,477,000
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

Year-to-Date EPS Calculations

	2003	2002
Net earnings	$51,000	$262,000
Weighted average common shares outstanding	5,111,590	5,111,590
Incremental shares	1,104	38,531

Basic earnings per share	$.01	$.05
Diluted earnings per share	$.01	$.05

Quarterly EPS Calculations

	2003	2002
Net earnings	$18,000	$121,000
Weighted average common shares outstanding	5,111,590	5,111,590
Incremental shares	1,757	36,185

Basic earnings per share	$—	$.02
Diluted earnings per share	$—	$.02

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

Year-to-Date

		2003	2002
Net earnings	As Reported	$51,000	$262,000
	Pro Forma	$47,000	$255,000

Basic earnings per share	As Reported	$.01	$.05
	Pro Forma	$.01	$.05

Diluted earnings per share	As Reported	$.01	$.05
	Pro Forma	$.01	$.05

Quarterly

		2003	2002
Net earnings	As Reported	$18,000	$121,000
	Pro Forma	$18,000	$121,000

Basic earnings per share	As Reported	$—	$.02
	Pro Forma	$—	$.02

Diluted earnings per share	As Reported	$—	$.02
	Pro Forma	$—	$.02

The fair value of the incentive stock options granted was estimated on the date of grant using the Black-Scholes options-pricing model.  The fair value of the options was determined using the following weighted average assumptions: no dividend payments over the life of the options; expected volatility of 551.0%; risk-free interest rate of 3.50%; and expected life of five years.

Stock option transactions under the 1994 Incentive Compensation Plan for each period are summarized as follows:

	2003		2002
	Weighted Shares Under Option	Average Exercise Price	Weighted Shares Under Option	Average Exercise Price
Outstanding at beginning of period	40,000	$.37	40,000	$.37
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at end of period	40,000	$.37	40,000	$.37

Options exercisable at end of period	40,000	$.37	20,000	$.37
Weighted average fair value of options granted during the year		—		—

The following information applies to options outstanding at October 31, 2003:

Number outstanding	40,000
Range of exercise prices	$.37
Weighted average exercise price	$.37
Weighted average remaining contractual life	3.00	yrs.

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

Note 7 - Amortization of Intangibles

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset based on Torotel’s reassessment of previously recognized intangible assets and their remaining amortization lives in accordance with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets:

		2003		2002
	Average Amortizable Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Order backlog	1	$205,000	$205,000	$205,000	$102,000
Aircraft - ballasts	12	1,958,000	211,000	2,177,000	64,000

		$2,163,000	$416,000	$2,382,000	$166,000

The total intangible amortization expense for the six months ended October 31, 2003, was $77,000.  The estimated aggregate amortization expense for each of the next five years is as follows:

Year Ending April 30,	Amount
2004	$153,000
2005	153,000
2006	153,000
2007	153,000
2008	153,000

$765,000

Note 8 - Discontinued Subsidiary

The operations of East Coast Holdings, Inc. (formerly named OPT Industries, Inc.), a wholly-owned subsidiary of Torotel, were discontinued in April 1999, and substantially all of the assets were sold to Shared Information Group Management Associates, L.L.C. (“SIGMA”) for approximately $2.7 million.  The remaining assets and liabilities related to this subsidiary as of October 31, 2003, are included in the accompanying consolidated balance sheet under the following captions and in the amounts shown:

Trade accounts payable	$393,000
Accrued liabilities	$48,000

Note 9 - Equity Investment

On May 23, 2003, Torotel purchased an additional 355,637 common shares of Apex Innovations, Inc. (“Apex”) at 25 cents per share.  Torotel now owns 4,355,637 common shares of Apex.  Torotel’s ownership position remains at 17.8%.  The equity investment in Apex is accounted for using the equity method of accounting.  As of October 31, 2003, there was a $408,000 difference between the $996,000 carrying value of the investment as reflected on the accompanying consolidated balance sheet and the underlying equity in the net assets of Apex of $588,000.  This difference is treated as non-amortizing goodwill.

The accompanying consolidated statements of operations include a $68,000 loss and a $1,000 profit for the six months ended October 31, 2003 and 2002, respectively, which result from Torotel’s portion of Apex’s operating results for the six months ended August 31, 2003 and 2002.  Condensed financial statements for Torotel’s investment in Apex are as follows:

Condensed Balance Sheet

August 31, 2003
Current assets	$1,071,000
Other assets	7,244,000
$8,315,000

Current liabilities	$1,190,000
Other liabilities	3,819,000
Stockholders’ equity	3,306,000
$8,315,000

Condensed Statements of Operations

	6-Mos. Ended August 31, 2003	6-Mos. Ended August 31, 2002	3-Mos. Ended August 31, 2003	3-Mos Ended August 31, 2002
Net sales	$2,485,000	$2,749,000	$1,142,000	$1,366,000
Gross profit	$1,022,000	$1,192,000	$459,000	$593,000
Net earnings (loss)	$(383,000)	$3,000	$(239,000)	$(55,000)

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

Six Months Ended October 31, 2003 Compared With Six Months Ended October 31, 2002

Net sales decreased nearly 10%.  The net sales of Torotel Products increased 3% from $2,004,000 to $2,062,000.  This increase is attributable to higher demand from Torotel’s military markets.  This trend is expected to continue.  Torotel’s aerospace markets remain very soft and are expected to remain as such during the next few quarters.  The net sales of Electronika decreased 68% from $424,000 to $135,000.  This decrease is also attributable to the soft conditions in the aerospace market.  Because of the decline in Electronika’s sales, management is now targeting $4,300,000 in consolidated sales for fiscal 2004, down from $4,500,000 projected earlier in the year.

Gross profit as a percentage of net sales decreased 8%.  The gross profit percentage of Torotel Products increased slightly.  Electronika’s gross profit as a percentage of net sales decreased 60% because of the labor and overhead costs incurred at the manufacturing facility in Olathe, Kansas.

Engineering expenses, applicable only to Torotel Products, decreased 3% from $97,000 to $94,000 because of lower payroll costs associated with fewer hours worked by part-time personnel and lower travel costs.  Management does not anticipate any significant increase in the present level of engineering expenses.

Selling, general and administrative (SG&A) expenses increased slightly.  The SG&A expenses of Torotel, Inc. increased slightly from $137,000 to $141,000 primarily because of higher director fees associated with the addition of two new members to the board of directors.  The SG&A expenses of Torotel Products decreased slightly from $334,000 to $329,000 primarily because of an $11,000 decrease in incentive compensation awards, a $5,000 decrease in depreciation costs, and a $4,000 decrease in repairs and maintenance costs.  These decreases were offset by an $8,000 increase in professional fees and a $6,000 increase in property and liability insurance costs.  The SG&A expenses of Electronika increased 31% from $16,000 to $21,000 because of administrative costs associated with the Olathe manufacturing facility.  Management does not anticipate any significant increase in the present level of SG&A expenses.

Amortization costs, entirely attributable to Electronika, decreased 54% from $166,000 to $77,000 (see Note 7 of Notes to Consolidated Financial Statements).

Interest expense decreased 15%.  The interest expense of Torotel, Inc. decreased 13% from $31,000 to $27,000 because of a lower debt balance.  The interest expense of Torotel Products decreased 20% from $10,000 to $8,000 because of a lower debt balance and a lower annual interest rate on the mortgage payable to United Trust Bank.

Interest income decreased  $5,000 due to the payoff of the note receivable from SIGMA.

Equity in loss of investee was $68,000 compared with a profit of $1,000 in the prior year (see Note 9 of Notes to Consolidated Financial Statements).

For the reasons discussed above, the consolidated pretax earnings decreased from $262,000 to $51,000.  The pretax loss of Torotel, Inc. increased from $161,000 to $236,000.  The pretax earnings of Torotel Products increased from $350,000 to $391,000.  The pretax earnings of Electronika decreased from a profit of $73,000 to a loss of $104,000.

Three Months Ended October 31, 2003 Compared With Three Months Ended October 31, 2002

Net sales decreased 13%.  The net sales of Torotel Products increased slightly from $1,046,000 to $1,048,000.  The net sales of Electronika decreased 71% from $242,000 to $71,000.  This decrease is attributable to the soft conditions in the aerospace market.  Management continues to target $4,500,000 as a consolidated sales goal for fiscal 2004.

Gross profit as a percentage of net sales decreased 4%.  The gross profit percentage of Torotel Products increased 3% because of the overhead costs absorbed into work in process inventory.  Electronika’s gross profit as a percentage of net sales decreased 60% because of the labor and overhead costs incurred at the manufacturing facility in Olathe, Kansas.

Engineering expenses, applicable only to Torotel Products, were unchanged at $49,000.  Management does not anticipate any significant increase in the present level of engineering expenses.

Selling, general and administrative (SG&A) expenses decreased slightly.  The SG&A expenses of Torotel, Inc. increased 4% from $78,000 to $81,000 primarily because of higher director fees associated with the addition of two new members to the board of directors.  The SG&A expenses of Torotel Products decreased 5% from $163,000 to $155,000 primarily because of a $3,000 decrease in depreciation costs and a $2,000 decrease in repairs and maintenance costs.  The SG&A expenses of Electronika increased 37% from $8,000 to $11,000 because of administrative costs associated with the Olathe manufacturing facility.  Management does not anticipate any significant increase in the present level of SG&A expenses.

Amortization costs, entirely attributable to Electronika, decreased 53% from $83,000 to $39,000 (see Note 7 of Notes to Consolidated Financial Statements).

Interest expense decreased 10%.  The interest expense of Torotel, Inc. decreased 7% from $15,000 to $14,000 because of a lower debt balance.  The interest expense of Torotel Products decreased 20% from $5,000 to $4,000 because of a lower debt balance and a lower annual interest rate on the mortgage payable to United Trust Bank.

Interest income decreased  $2,000 due to the payoff of the note receivable from SIGMA.

Equity in loss of investee was $42,000 compared with a loss of $9,000 in the prior year (see Note 9 of Notes to Consolidated Financial Statements).

For the reasons discussed above, the consolidated pretax earnings decreased from $121,000 to $18,000.  The pretax loss of Torotel, Inc. increased from $100,000 to $137,000.  The pretax earnings of Torotel Products increased from $166,000 to $212,000.  The pretax earnings of Electronika decreased from a profit of $55,000 to a loss of $57,000.

Liquidity and Capital Resources

Torotel relies on funds generated internally to meet its normal operating requirements and to service bank indebtedness.  Management continues to evaluate ways of improving Torotel’s liquidity position and funding future investments.

During the six months ended October 31, 2003, Torotel’s operations used $70,000 in cash flow because of lower operating earnings.  The lower earnings resulted from Electronika’s lower sales volume, and the labor and overhead costs associated with the manufacturing facility in Olathe.  Electronika-Kansas, Inc., which is the Olathe facility, originally was started to manufacture Electronika’s ballast transformers.  This plan was put on hold because soft conditions developed in the airline industry.  However, the facility has evolved into a contract manufacturing source for Torotel Products.  This is particularly important, since Torotel

Products has lost 10% of its production workforce to retirement in past six months, and another 17% will be eligible to retire over the next 15 months.  With more than 90% of Torotel Products’ business generated by custom manufactured, labor-intensive products, investing in production personnel is essential to maintain an ample level of manufacturing skills.  Earnings and cash flow may suffer in the short term as a result.  Over the long term, management believes this is the best approach for our customers.  In addition, the investment puts Torotel Products in a better position to respond to higher demand when military contracts are awarded, and conditions improve in the aerospace market.  In the coming months, management will be evaluating whether to remain in the existing facilities in Grandview and Olathe, or to consolidate them.

Investing activities used $113,000 in cash flow because of the additional $89,000 investment in Apex (see Note 9 of Notes to Consolidated Financial Statements) and capital expenditures of $24,000.  Management anticipates approximately $15,000 in capital expenditures during the balance of fiscal 2004.

Financing activities used $27,000 in cash flow because of decreases in long-term debt.

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

PART II.      OTHER INFORMATION

Item 1.                  Legal Proceedings

The remaining liabilities related to the discontinued operations of ECH include trade accounts payable of $393,000 (see Note 8 of Notes to Consolidated Financial Statements).  Several claims were filed during fiscal years 2000-2002 by ECH vendors for collection of amounts due, and more still could be filed.  However, ECH has no source of income to satisfy its trade debt obligations.  This trade debt remains the sole responsibility of ECH.  Neither Torotel nor Torotel Products has assumed these obligations.  While some of the claims by ECH vendors have resulted in judgments against ECH, neither Torotel or Torotel Products intends to provide any funds to satisfy the judgments nor, in the opinion of legal counsel, are they obligated to do so.

Item 4.                  Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held in Grandview, Missouri, on Monday, September 15, 2003, to elect a Board of Directors.  At the meeting, there were 3,178,489 shares voting, with nominees needing 1,589,246 shares to be elected.  Stockholders elected the following individuals to a one-year term on the Board of Directors, with the number of shares voting “FOR” each nominee indicated.

Anthony H. Lewis	3,148,346
H. James Serrone	3,148,346
Dale H. Sizemore, Jr.	3,178,087
Richard A. Sizemore	3,178,086
Stephen K. Swinson	3,148,345

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

b)             Reports on Form 8-K                            There were three reports filed on Form 8-K during the three months ended October 31, 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Torotel, Inc.
(Registrant)

/s/ Dale H. Sizemore, Jr.
Dale H. Sizemore, Jr.
Chief Executive Officer
Date: December 11, 2003

/s/ H. James Serrone
H. James Serrone
Chief Financial Officer
Date: December 11, 2003