Form 10QSB
period 2004-01-31
TOROTEL INC
filed 2004-03-16
CIK 98752

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2004

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

Yes  ☒   No  ☐

As of March 11, 2004, there were 5,111,590 shares of Common Stock, $.01 Par Value, outstanding.

TOROTEL, INC. AND SUBSIDIARIES

PART I.     FINANCIAL INFORMATION

Item 1.             Financial Statements

CONSOLIDATED BALANCE SHEET (Unaudited)

As of January 31, 2004

ASSETS

Current assets
Cash	$625,000
Accounts receivable, net	506,000
Inventories	286,000
Prepaid expenses and other current assets	37,000
1,454,000

Property, plant and equipment, net	296,000

Other assets	17,000
Intangible assets, net	1,099,000
Equity investment	887,000

$3,753,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current maturities of long-term debt	$46,000
Trade accounts payable	236,000
Accrued liabilities	133,000
415,000

Long-term debt, less current maturities	298,000

Note payable to stockholders	750,000

Stockholders’ equity
Common stock, at par value	52,000
Capital in excess of par value	12,362,000
Accumulated deficit	(9,919,000)
2,495,000
Less treasury stock, at cost	205,000
2,290,000

$3,753,000

The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Nine Months Ended January 31,

	2004	2003
Net sales	$3,203,000	$3,214,000
Cost of goods sold	2,005,000	1,955,000

Gross profit	1,198,000	1,259,000

Operating expenses
Engineering	143,000	144,000
Selling, general and administrative	734,000	727,000
Amortization of intangible assets	115,000	250,000
	992,000	1,121,000

Earnings from operations	206,000	138,000

Other expense (income)
Interest expense	53,000	61,000
Equity in loss of investee	178,000	33,000
Impairment of intangible assets	610,000	219,000
Interest income	—	(7,000)
Gain on settlement of debt	(440,000)	—
Other, net	1,000	(1,000)
	402,000	305,000

Loss before provision for income taxes	(196,000)	(167,000)

Provision for income taxes	7,000	—

Net loss	$(203,000)	$(167,000)

Basic and diluted loss per share	$(.04)	$(.03)

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended January 31,

	2004	2003
Net sales	$1,006,000	$786,000
Cost of goods sold	624,000	573,000

Gross profit	382,000	213,000

Operating expenses
Engineering	49,000	47,000
Selling, general and administrative	243,000	240,000
Amortization of intangible assets	38,000	84,000
	330,000	371,000

Earnings (loss) from operations	52,000	(158,000)

Other expense (income)
Interest expense	18,000	20,000
Equity in loss of investee	110,000	34,000
Impairment of intangible assets	610,000	219,000
Interest income	—	(2,000)
Gain on settlement of debt	(440,000)	—
Other, net	1,000	—
	299,000	271,000

Loss before provision for income taxes	(247,000)	(429,000)

Provision for income taxes	7,000	—

Net loss	$(254,000)	$(429,000)

Basic and diluted loss per share	$(.05)	$(.08)

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Nine Months Ended January 31,

	2004	2003
Cash flows from operating activities
Net loss	$(203,000)	$(167,000)
Adjustments to reconcile net loss to net cash provided by operating activities
Loss on equity in loss of investee	178,000	33,000
Impairment of intangible assets	610,000	219,000
Gain on settlements of debt	(440,000)	—
Depreciation and amortization	132,000	276,000
Increase (decrease) in cash flows from operations resulting from changes in
Accounts receivable	(14,000)	170,000
Inventories	(99,000)	(81,000)
Prepaid expenses and other assets	(26,000)	(25,000)
Trade accounts payable	(42,000)	25,000
Accrued liabilities	(15,000)	(66,000)
Income taxes payable	—	(8,000)

Net cash provided by operating activities	81,000	376,000

Cash flows from investing activities
Capital expenditures	(27,000)	(24,000)
Proceeds from note receivable	—	119,000
Electronika acquisition costs	—	(53,000)
Apex acquisition costs	(89,000)	(35,000)

Net cash provided by (used in) investing activities	(116,000)	7,000

Cash flows from financing activities
Principal payments on long-term debt	(41,000)	(113,000)

Net cash used in financing activities	(41,000)	(113,000)

Net increase (decrease) in cash	(76,000)	270,000
Cash, beginning of period	701,000	338,000

Cash, end of period	$625,000	$608,000

Supplemental disclosures of cash flow Information
Cash paid during the period for
Interest	$53,000	$61,000
Income taxes	$7,000	$8,000

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation

Torotel specializes in the custom design and manufacture of a wide variety of precision magnetic components, consisting of transformers, inductors, reactors, chokes and toroidal coils, for use in commercial, industrial and military electronics.  Torotel also designs and distributes ballast transformers for the airline industry.  Approximately 96% of Torotel’s sales are derived from domestic customers.  The accompanying unaudited consolidated financial statements reflect the normal recurring adjustments, which are, in the opinion of management, necessary to present fairly Torotel’s financial position at January 31, 2004, and the results of operations for the nine months ended January 31, 2004.

The financial statements contained herein should be read in conjunction with Torotel’s financial statements and related notes filed on Form 10-KSB for the year ended April 30, 2003.

Note 2 - Inventories

The components of inventories are summarized as follows:

Raw materials	$37,000
Work in process	217,000
Finished goods	32,000
$286,000

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

Net operating loss carryforwards	$2,064,000
Inventory valuation reserve	189,000
Depreciation and amortization	151,000
Disposal of ECH liabilities	137,000
Tax credit carryforwards	19,000
Other	18,000
2,578,000
Less valuation allowance	2,578,000
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

Year-to-Date EPS Calculations

	2004	2003
Net loss	$(203,000)	$(167,000)
Weighted average common shares outstanding	5,111,590	5,111,590
Incremental shares	—	—

Basic and diluted loss per share	$(.04)	$(.03)

Quarterly EPS Calculations

	2004	2003
Net loss	$(254,000)	$(429,000)
Weighted average common shares outstanding	5,111,590	5,111,590
Incremental shares	—	—

Basic and diluted loss per share	$(.05)	$(.08)

No incremental shares are included in the Year-to-Date or Quarterly EPS calculations because of the net loss incurred in each of the periods.

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

Year-to-Date

		2004	2003
Net loss	As Reported	$(203,000)	$(167,000)
	Pro Forma	$(207,000)	$(174,000)

Basic and diluted loss per share	As Reported	$(.04)	$(.03)
	Pro Forma	$(.04)	$(.03)

Quarterly

		2004	2003
Net loss	As Reported	$(254,000)	$(429,000)
	Pro Forma	$(254,000)	$(429,000)

Basic and diluted loss per share	As Reported	$(.05)	$(.08)
	Pro Forma	$(.05)	$(.08)

The fair value of the incentive stock options granted was estimated on the date of grant using the Black-Scholes options-pricing model.  The fair value of the options was determined using the following weighted average assumptions: no dividend payments over the life of the options; expected volatility of 551.0%; risk-free interest rate of 3.50%; and expected life of five years.

Stock option transactions under the 1994 Incentive Compensation Plan for each period are summarized as follows:

	2004		2003
	Weighted Shares Under Option	Average Exercise Price	Weighted Shares Under Option	Average Exercise Price
Outstanding at beginning of period	40,000	$.37	40,000	$.37
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at end of period	40,000	$.37	40,000	$.37

Options exercisable at end of period	40,000	$.37	20,000	$.37
Weighted average fair value of options granted during the year		—		—

The following information applies to options outstanding at January 31, 2004:

Number outstanding	40,000
Range of exercise prices	$.37
Weighted average exercise price	$.37
Weighted average remaining contractual life	2.75 yrs.

Note 6 - Stock Warrants

A warrant certificate issued in May 1998 to purchase 100,000 shares of Torotel, Inc. common stock at 75 cents per share expired on May 4, 2003.  Stock warrant transactions for each period are summarized as follows:

	2004		2003
	Weighted Shares Under Option	Average Exercise Price	Weighted Shares Under Option	Average Exercise Price
Outstanding at beginning of period	100,000	$.75	100,000	$.75
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(100,000)	$.75	—	—ss
Outstanding at end of period	—	—	100,000	$.75

Warrants exercisable at end of period	—	—	—	—
Weighted average fair value of warrants granted during the year		—		—

Note 7 – Impairment and Amortization of Intangibles

Torotel recognized an impairment loss of $610,000 and $219,000 in the third quarter ended January 31, 2004 and 2003, respectively.  This write-down pertained to certain technology-based intangible assets recognized in the acquisition of Electronika in April 2002.  The impairment is a result of the economic condition of the airline industry and the lower than anticipated sales volume for ballast transformers designed for certain aircraft.  As a result, projected future cash flows from Electronika were determined to be less than the carrying value of these intangible assets. The revised carrying value of the intangible assets was calculated using discounted estimated future cash flows.  Management also determined that the useful life of the technology-based intangible assets should be reduced.  As of January 31, 2004, the residual balance of $1,099,000 for these intangible assets will be amortized over a weighted average period of seven years instead of twelve years as revised last year.  The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset based on Torotel’s reassessment of previously recognized intangible assets and their remaining amortization lives in accordance with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets:

		2004		2003
	Average Amortizable Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Order backlog	1	$205,000	$205,000	$205,000	$154,000
Aircraft - ballasts	7	1,348,000	249,000	1,958,000	96,000

		$1,553,000	$454,000	$2,163,000	$250,000

The total intangible amortization expense for the nine months ended January 31, 2004, was $115,000.  The estimated aggregate amortization expense for each of the next five years is as follows:

Year Ending April 30,	Amount
2004	$153,000
2005	153,000
2006	153,000
2007	153,000
2008	153,000

$765,000

Note 8 - Equity Investment

On May 23, 2003, Torotel purchased an additional 355,637 common shares of Apex Innovations, Inc. (“Apex”) at 25 cents per share.  Torotel now owns 4,355,637 common shares of Apex.  Torotel’s ownership position remains at 17.8%.  The equity investment in Apex is accounted for using the equity method of accounting.  As of January 31, 2004, there was a $408,000 difference between the $887,000 carrying value of the investment as reflected on the accompanying consolidated balance sheet and the underlying equity in the net assets of Apex of $479,000.  This difference is treated as non-amortizing goodwill.

The accompanying consolidated statements of operations include a loss of $178,000 and $33,000 for the nine months ended January 31, 2004 and 2003, respectively, which result from Torotel’s portion of Apex’s operating results for the nine months ended November 30, 2003 and 2002.  Condensed financial statements for Torotel’s investment in Apex are as follows:

Condensed Balance Sheet

November 30, 2003
Current assets	$1,012,000
Other assets	7,240,000
$8,252,000

Current liabilities	$1,193,000
Other liabilities	4,370,000
Stockholders’ equity	2,689,000
$8,252,000

Condensed Statements of Operations

	9-Mos. Ended November 30, 2003	9-Mos. Ended November 30, 2002	3-Mos. Ended November 30, 2003	3-Mos Ended November 30, 2002
Net sales	$3,395,000	$4,161,000	$910,000	$1,412,000
Gross profit	$1,257,000	$2,001,000	$235,000	$587,000
Net loss	$(1,001,000)	$(187,000)	$(618,000)	$(190,000)

Note 9 – Gain on Settlement of Debt

Other income as presented in the accompanying consolidated statements of operations for the three and nine months ended January 31, 2004, includes a gain of $440,000 resulting from the dissolution of East Coast Holdings, Inc. (ECH), a wholly-owned subsidiary of Torotel, and its remaining liabilities.  Several claims were filed during fiscal years 2000-2002 by ECH vendors for collection of amounts due, and more could be filed.  However, ECH had no source of income to satisfy its trade debt obligations.  This trade debt remained the sole responsibility of ECH.  Neither Torotel nor Torotel Products assumed these obligations.  While some of the claims by ECH vendors resulted in judgments against ECH, neither Torotel or Torotel Products intends to provide any funds to satisfy the judgments nor, in the opinion of legal counsel, are they obligated to do so.

Item 2.             Management’s Discussion and Analysis or Plan of Operation

Overview

Torotel, Inc. (“Torotel”) conducts business primarily through two wholly-owned subsidiaries, Torotel Products, Inc. (“Torotel Products”) and Electronika, Inc. (“Electronika”).  In addition, Torotel has a nearly 18% equity interest in Apex Innovations, Inc. (“Apex”).

Torotel Products designs and manufactures a wide variety of magnetic components for use in military, aerospace and industrial electronic applications.  These magnetic components, which consist of transformers, inductors, reactors, chokes, and toroidal coils, are used to modify and control electrical voltages and currents in electronic devices.  For example, if equipment containing one of these components receives an electrical voltage or current which is too high for proper operation of the equipment, the component would modify and control the electrical voltage or current to allow proper operation of the equipment.  While Torotel Products primarily manufactures the components in accordance with pre-developed mechanical and electrical requirements, in some cases it will be responsible for both the overall design and manufacture of the components.  The magnetic components are sold to manufacturers who incorporate them into an end-product.  The major applications include aircraft navigational equipment, voice and data secure communications, medical equipment, avionics equipment, and conventional missile guidance systems.  Torotel Products markets its components primarily through a direct sales force and one independent manufacturers’ representative paid on a commission basis.  In addition, Torotel Products is an approved source on numerous applications, and generally is automatically solicited for any procurement needs for such applications.  The magnetic components manufactured by Torotel Products are sold primarily in the United States, and most sales are awarded on a competitive bid basis.  The markets in which Torotel Products competes are highly competitive.  A substantial number of companies sell components of the type manufactured and sold by Torotel Products.  In addition, Torotel Products sells to a number of customers who have the capability of manufacturing their own electronic components.  The ability of Torotel Products to compete depends, among other things, upon its on-time delivery performance, customized product engineering and technical support, marketing capabilities, quality assurance and manufacturing efficiency.  While magnetic components are not susceptible to rapid technological change, Torotel Products’ market share is susceptible to decline given the highly competitive nature of the market.

Electronika is a marketing and licensing company selling ballast transformers to the airline industry.  These transformers activate and control the lights in commercial airplane cockpits.  Electronika’s ballast transformers are approved as spare and replacement parts in DC-8, DC-9, DC-10, MD-80, and MD-88 aircraft.  However, sales of ballast transformers have been made primarily for use in DC-8 and DC-9 aircraft.  As a result, the business of Electronika is subject to various risks including, without limitation, any decline in use of the referenced aircraft, and competition for the available spare parts business.  Electronika’s sales do not represent a significant portion of any particular market.  Electronika’s requirements for the ballast transformers are outsourced pursuant to a Manufacturing Agreement with Magnetika, Inc. (“Magnetika”), a corporation owned by Peter B. Caloyeras and his family.  Under the terms of the agreement, Magnetika provides all necessary raw material, labor, testing, packaging and related services required to complete the manufacture, delivery and sale of the ballast transformers.  Electronika retains ownership of all designs, drawings, specifications and intellectual property rights associated with the ballast transformers.

Torotel’s management is not involved in the daily operating activities of Apex; however, Dale H. Sizemore, Jr., Torotel’s chairman and chief executive officer, is a member of Apex’s board of directors.  i-INFO is Apex’s umbrella term for a foundational system architecture of patented information management software products created by Apex primarily for government entities.

Business Outlook

Higher demand from military markets has contributed to increased sales at Torotel Products during the first nine months of fiscal year 2004.  This trend is expected to continue.  Torotel’s aerospace markets, specifically the components used in retrofitting and upgrading instrumentation and communication systems in existing aircraft, remain soft, but are expected to improve in the latter half of calendar 2004.  The rate of new order bookings at Torotel Products has increased 36% compared with last year because of the major contract received earlier this year for the potted coil assembly.  The primary factors that drive gross profit and net earnings for Torotel Products are sales volume and product mix.  The gross profits on mature products/programs and larger transformer devices tend to be higher than those which are still in the prototyping or early production stages and simpler inductor devices.  As a result, in any given accounting period the mix of product shipments between higher and lower margin jobs has a significant impact on the gross profit and net earnings of Torotel Products.  Electronika’s net sales continue to be impacted by the soft conditions in the aerospace market.  Because of the decline in Electronika’s sales, management is now targeting $4,200,000 in consolidated sales for fiscal 2004, down from $4,500,000 projected earlier in the year.

Torotel has entered into a real estate contract to purchase a 24,000 square foot building in Olathe, Kansas, near its current operations.  Upon closing, which will take place no later than March 31, 2004, the operations of Torotel Products and Electronika-Kansas will be consolidated into the new facility.  Torotel Products will purchase the property, which will also serve as the executive offices of Torotel, Inc. and Electronika, Inc.  The move will be completed in April, at which time the company intends to sell its Grandview, Missouri property.  The purchase price of the new building is $900,000.  This amount, along with improvements of approximately $50,000, will be paid with funds from a new lending source.  Electronika-Kansas has been leasing approximately 8,300 square feet in an office/industrial park in Olathe.  This lease will expire on March 31, 2004.

Management believes the move will be beneficial in matching near and long-term manufacturing requirements with the needs of major customers, who are demanding more flexibility in production schedules and shorter lead times.  Rather than consolidating into the existing facility in Grandview, management selected the Olathe facility because it offers a better opportunity to organize the manufacturing processes in such a way to improve efficiencies and to differentiate Torotel in the market with shorter lead times.  Additionally, the new facility will give Torotel the opportunity to increase sales by expanding its product offerings to include larger units with higher KVA and voltage ratings as well as sub-assemblies, which is the second step in our long-term strategy.

Since the new facility is only about 15 miles from Grandview, management expects to retain most of the existing Grandview employees.  A 15-person workforce is already in place in Olathe, initially doing work for our Electronika subsidiary, plus the Olathe area has been identified as a good resource for recruiting skilled electronics workers.  Initially, management anticipates around 70 people being employed in the new facility.  The State of Kansas has offered some relocation incentives that made this decision even more attractive.

Results of Operations

The following management comments regarding Torotel’s results of operations and outlook should be read in conjunction with the Consolidated Financial Statements included pursuant to Item 1 of this Quarterly Report.

The discussion and analysis of the results of operations include the operations of Torotel, Inc. and its subsidiaries, Torotel Products, Inc. and Electronika, Inc.

NINE MONTHS ENDED JANUARY 31, 2004 VERSUS NINE MONTHS ENDED JANUARY 31, 2003

Net sales decreased slightly.  The net sales of Torotel Products increased nearly 12% from $2,682,000 to $2,992,000.  This increase was attributable to higher demand from Torotel’s military markets.  The net sales of Electronika decreased 60% from $532,000 to $211,000.  This decrease is attributable to the soft conditions in the aerospace market.

Gross profit as a percentage of net sales decreased 2%.  The gross profit percentage of Torotel Products increased 3% because of higher sales volume without a comparable increase in fixed production costs.  Electronika’s gross profit as a percentage of net sales decreased 48% because of labor and overhead costs incurred at the manufacturing facility in Olathe, Kansas.

Engineering expenses, applicable only to Torotel Products, decreased nearly 1% from $144,000 to $143,000 because of lower travel costs.  Management does anticipate an increase in the present level of engineering expenses as the plan is to hire an additional engineer.

Selling, general and administrative (SG&A) expenses increased 1%.  The SG&A expenses of Torotel, Inc. increased 4% from $199,000 to $207,000 primarily because of higher director fees associated with the addition of two new members to the board of directors.  The SG&A expenses of Torotel Products decreased 2% from $505,000 to $494,000 primarily because of a decrease in incentive compensation awards.  The SG&A expenses of Electronika increased 43% from $23,000 to $33,000 because of administrative costs associated with the Olathe manufacturing facility.  Management does anticipate an increase in the present level of SG&A expenses because of higher depreciation costs associated with the new building purchase (see Note 10 of Notes to Consolidated Financial Statements) and the plan to hire an additional sales representative.

Amortization costs, entirely attributable to Electronika, decreased 54% from $250,000 to $115,000 (see Note 7 of Notes to Consolidated Financial Statements).

Interest expense decreased 13%.  The interest expense of Torotel, Inc. decreased 11% from $46,000 to $41,000 because of a lower debt balance.  The interest expense of Torotel Products decreased 20% from $15,000 to $12,000 because of a lower debt balance and a lower annual interest rate on the mortgage payable to United Trust Bank.

Equity in loss of investee was $178,000 compared to $33,000 in the prior year (see Note 8 of Notes to Consolidated Financial Statements).

Impairment costs, entirely attributable to Electronika, increased 178% from $219,000 to $610,000
(see Note 7 of Notes to Consolidated Financial Statements).

Interest income decreased $7,000 due to the payoff of the note receivable from SIGMA.

Gain on settlement of debt of $440,000 resulted from the dissolution of East Coast Holdings, Inc., a wholly-owned subsidiary of Torotel, and its remaining liabilities (see Note 9 of Notes to Consolidated Financial Statements).

For the reasons discussed above, the consolidated pretax loss increased from $167,000 to $196,000.  The pretax earnings of Torotel, Inc. increased from a loss of $270,000 to a profit of $14,000.  The pretax earnings of Torotel Products increased from $341,000 to $555,000.  The pretax loss of Electronika increased from $238,000 to $765,000.

THREE MONTHS ENDED JANUARY 31, 2004 VERSUS THREE MONTHS ENDED JANUARY 31, 2003

Net sales increased 28%.  The net sales of Torotel Products increased 37% from $678,000 to $930,000.  This increase was attributable to higher demand from Torotel’s military markets.  The net sales of Electronika decreased 30% from $108,000 to $76,000.  This decrease is attributable to the soft conditions in the aerospace market.

Gross profit as a percentage of net sales increased 11%.  The gross profit percentage of Torotel Products increased 10% because of higher sales volume without a comparable increase in fixed production costs.  Electronika’s gross profit as a percentage of net sales was at breakeven because of the labor and overhead costs incurred at the manufacturing facility in Olathe, Kansas.

Engineering expenses, applicable only to Torotel Products, increased 4% from $47,000 to $49,000 because of higher payroll costs.  Management does anticipate an increase in the present level of engineering expenses as the plan is to hire an additional engineer.

Selling, general and administrative (SG&A) expenses increased 1%.  The SG&A expenses of Torotel, Inc. increased nearly 7% from $62,000 to $66,000 primarily because of higher director fees associated with the addition of two new members to the board of directors.  The SG&A expenses of Torotel Products decreased nearly 4% from $171,000 to $165,000 primarily because of lower professional fees.  The SG&A expenses of Electronika increased slightly from $7,000 to $9,000 because of administrative costs associated with the Olathe manufacturing facility.  Management does anticipate an increase in the present level of SG&A expenses because of higher depreciation costs associated with the new building purchase (see Note 10 of Notes to Consolidated Financial Statements) and the plan to hire an additional sales representative.

Amortization costs, entirely attributable to Electronika, decreased 55% from $84,000 to $38,000 (see Note 7 of Notes to Consolidated Financial Statements).

Interest expense decreased 10%.  The interest expense of Torotel, Inc. decreased 10% from $15,000 to $14,000 because of a lower debt balance.  The interest expense of Torotel Products decreased 20% from $5,000 to $4,000 because of a lower debt balance and a lower annual interest rate on the mortgage payable to United Trust Bank.

Equity in loss of investee was $110,000 compared to $34,000 in the prior year (see Note 8 of Notes to Consolidated Financial Statements).

Impairment costs, entirely attributable to Electronika, increased 178% from $219,000 to $610,000 (see Note 7 of Notes to Consolidated Financial Statements).

Gain on settlement of debt of $440,000 resulted from the dissolution of East Coast Holdings, Inc., a wholly-owned subsidiary of Torotel, and its remaining liabilities (see Note 9 of Notes to Consolidated Financial Statements).

Interest income decreased $2,000 due to the payoff of the note receivable from SIGMA.

For the reasons discussed above, the consolidated pretax loss decreased from $429,000 to $247,000.  The pretax earnings of Torotel, Inc. increased from a loss of $109,000 to profit of $250,000.  The pretax earnings of Torotel Products increased from a loss of $9,000 to a profit of $164,000.  The pretax loss of Electronika increased from $311,000 to $661,000.

Liquidity and Capital Resources

The table below presents the summary of cash flow for the nine month periods indicated.

	2004	2003
Net cash provided by operating activities	$81,000	$376,000
Net cash provided by (used in) investing activities	$(116,000)	$7,000
Net cash used in financing activities	$(41,000)	$(113,000)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in operating earnings, the timing of shipments and the collection of accounts receivable, changes in inventory, level of sales and payment of accounts payable.  The increase in net cash used in investing activities is because of the additional $89,000 investment in Apex (see Note 8 of Notes to Consolidated Financial Statements) and capital expenditures of $27,000.  Aside from the building purchase discussed in the Business Outlook section above, management anticipates approximately $20,000 in capital expenditures during the balance of fiscal 2004.  The decrease in net cash used in financing activities is because of lower debt balances during the current year.  Management believes that the cash flow generated from operations and when necessary, from existing cash balances, will be sufficient to meet its funding requirements for the foreseeable future.  As part of the financing package for the building purchase, Torotel is establishing a $200,000 bank line of credit, which could be utilized, if required, to help fund growth.

Management believes that inflation will have only a minimal effect on future operations since such effects will be offset by sales price increases, which are not expected to have a significant effect upon demand.

Forward-Looking Information

This report, as well as our other reports filed with the Securities and Exchange Commission (“SEC”), and in press releases and other public communications throughout the year, contains forward-looking statements made pursuant to the safe harbor provisions of The Private Securities Litigation Reform Act of 1995.  Forward-looking statements include all information on our expected financial position, results of operations, cash flows, strategy, budgets and management’s plans and objectives.  These forward-looking statements are based on assumptions about a number of important factors and involve risks and uncertainties that could cause actual results to be different from what appear here.  These risk factors include: impairment of intangible assets, decreased demand for products, delays in developing new products, expected orders that do not occur, loss of key customers, the impact of competition and price erosion as well as supply and manufacturing constraints, issues involved in relocating manufacturing operations, and other risks and uncertainties.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will prove accurate, and our actual results may differ materially from these forward-looking statements.

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

b)                   Reports on Form 8-K                      There were two reports filed on Form 8-K during the three months ended January 31, 2004.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Torotel, Inc.
(Registrant)

/s/ Dale H. Sizemore, Jr.
Dale H. Sizemore, Jr.
Chief Executive Officer
Date:	March 11, 2004

/s/ H. James Serrone
H. James Serrone
Chief Financial Officer
Date:	March 11, 2004