Form 10KSB
period 2004-04-30
TOROTEL INC
filed 2005-02-16
CIK 98752

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2004

Commission File No. 1-8125

TOROTEL, INC.

(Name of small business issuer in its charter)

MISSOURI	44-0610086
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

620 NORTH LINDENWOOD DRIVE, OLATHE, KANSAS	66062
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (913) 747-6111

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	NONE

Securities registered under Section 12(g) of the Exchange Act:

NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements  for the past 90 days. Yes ☒ No ☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this Form 10-KSB, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this  Form 10-KSB. ☐

The issuer’s revenues for the most recent fiscal year were $4,020,000.

The aggregate market value of the voting stock held by non-affiliates, based on the closing sale price of the over-the-counter market on February 3, 2005, was $350,204. As of February 3, 2005, there were 5,111,590 shares of Common Stock, $.01 Par Value, outstanding.

Transitional small business format: Yes ☐ No ☒

TOROTEL, INC.
FORM 10-KSB
Fiscal Year Ended April 30, 2004

PART I

ITEM 1.   Business

Torotel, Inc. (“Torotel”) conducts business through two wholly-owned subsidiaries, Torotel Products, Inc. (“Torotel Products”) and Electronika, Inc. (“Electronika”). Electronika also has a wholly-owned subsidiary, Electronika-Kansas, Inc. (“Electronika-Kansas”), that up until April 1, 2004, provided contract manufacturing services for Torotel Products. This subsidiary has been discontinued and its employees transferred to Torotel Products. Torotel also has a 16.47% equity interest in Apex Innovations, Inc. (“Apex”).

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

Apex offers knowledge management products and services for governmental entities that can be delivered individually or combined to create a comprehensive solution. Apex provides proprietary and third party software on a licensed or hosted basis, e-business applications, consulting and systems integration services. i-INFO (formerly named ConnectPKS™), Apex’s flagship product, is a knowledge-based secure Internet solution developed for local and regional governments to coordinate work across departments and jurisdictions by making project or process information constantly available to any authorized user.

On April 2, 2002, Torotel acquired 100% of the common stock of Electronika, a privately-held company in Gardena, California, through a negotiated merger of Electronika into a newly formed subsidiary. The purchase price of $2,382,000 consisted of 2,300,000 unregistered shares of Torotel common stock valued at $1.00 per share and $82,000 in acquisition costs. Prior to the acquisition, Torotel had 2,811,590 common shares outstanding, of which the Electronika shareholders, as individuals and as limited partners in the Caloyeras Family Partnership, L.P. (“the Caloyeras family”), owned 207,900 shares, or 7.4%. After closing of this transaction, Torotel has 5,111,590 common shares outstanding, of which the Caloyeras family controls 49%. Since this acquisition primarily involved the purchase of certain technology-based intangible assets, annual reviews have been performed to determine the amount of any impairment loss. As a result, Torotel recognized an impairment loss of $610,000 and $219,000 in the third quarter of the fiscal years ended 2004 and 2003, respectively. Since Electronika’s sales have continued to decline, and in the opinion of Torotel management will most likely continue in a downward trend, an additional impairment loss of $200,000 was recognized in the fourth quarter of fiscal 2004. As a result, the revised carrying  value of the intangible assets is estimated at  $861,000 and is supported by the projected  amount recoverable from the sales guarantee provided by the selling shareholders of Electronika (the Caloyeras Family Partnership).

On March 29, 2002, Torotel acquired a 17.8% equity interest in Apex, a privately held company headquartered in Kansas City, Missouri. The total investment of $1,035,000 consisted of $35,000 in acquisition costs and a stock purchase of 4,000,000 common shares for $1,000,000, of which $250,000 came from available cash and the remaining $750,000 from loan proceeds from the Caloyeras Family Partnership (see Notes D and N of Notes to Consolidated Financial Statements). The Caloyeras Family Partnership

and a Caloyeras Trust also acquired 4,000,000 shares in Apex on the same terms as Torotel. On May 23, 2003, Torotel purchased an additional 355,637 common shares of Apex stock for $89,000 at 25 cents per share. As of April 30, 2004, Torotel owns a 16.47% equity interest in Apex.  Because of Apex’s operating losses since inception, and the projected losses in the near term, Torotel recognized an impairment loss of $745,000 as of April 30, 2004. As a result, the estimated realizable value of Torotel’s investment in Apex is recognized at $150,000.

Torotel was incorporated under the laws of the State of Missouri in 1956. Effective April 1, 2004, Torotel’s offices relocated to 620 North Lindenwood Drive, Olathe, Kansas, from 13402 South 71 Highway, Grandview, Missouri. Its new telephone number is (913) 747-6111. The term “Company” as used herein includes Torotel and its subsidiaries, unless the context otherwise requires.

The following discussion includes the business operations of Torotel Products and Electronika, as well as a brief synopsis on Apex. The discussion on Electronika includes the operations of its wholly-owned subsidiary, Electronika-Kansas.

TOROTEL PRODUCTS

Products

Torotel Products designs and manufactures a wide variety of magnetic components for use in military, aerospace and industrial electronic applications. These magnetic components, which consist of transformers, inductors, reactors, chokes, and toroidal coils, are used to modify and control electrical voltages and currents in electronic devices. For example, if equipment containing one of these components receives an electrical voltage or current which is too high for proper operation of the equipment, the component would modify and control the electrical voltage or current to allow proper operation of the equipment. While Torotel Products primarily manufactures the components in accordance with pre-developed mechanical and electrical requirements, in some cases it will be responsible for both the overall design and manufacture of the components. The magnetic components are sold to manufacturers who incorporate them into an end-product. The major applications include aircraft navigational equipment, voice and data secure communications, medical equipment, telephone and avionics equipment, and conventional missile guidance systems. Components listed on the Qualified Products List (“QPL”) of the Department of Defense (“DOD”) require re-qualification with the DOD every five (5) years. Torotel Products will be re-qualifying its QPL products during fiscal 2005. Sales of QPL products represent approximately 5% of the net sales of Torotel Products. As part of its long-term strategy, Torotel Products plans to expand its product offerings to include larger units with higher KVA and voltage ratings as well as sub-assemblies.

Marketing and Customers

While approximately 50% of annual sales come from select commercial markets, such as aerospace, oil drilling, and telecommunications,  Torotel Products’ primary focus continues to be toward the military market. As a result, the business of Torotel Products is subject to various risks including, without limitation, dependence on government appropriations and program allocations, and the competition for available military business. Torotel Products’ sales do not represent a significant portion of any particular market.

Torotel Products markets its components primarily through a  3-person internal sales force and one independent manufacturers’ representative paid on a commission basis. In addition, Torotel Products is an approved source on numerous applications, and generally is automatically solicited for any procurement needs for such applications. The magnetic components manufactured by Torotel Products are sold primarily in the United States, and most sales are awarded on a competitive bid basis. Although all existing orders are subject to schedule changes or cancellation, adequate financial compensation is usually provided in such instances to protect from suffering a loss on a contract.

Torotel Products has a primary base of 40 customers that provide over 90% of its annual sales volume. This customer base includes many “Fortune 100” prime defense and aerospace companies. Torotel Products’ primary strategy focuses on providing superior service to this core group of customers, including engineering support and new product design. The objective is to achieve growth with these customers, or other targeted companies that possess the potential for inclusion into the core group. During the fiscal year ended April 30, 2004, sales to two major customers accounted for 19% and 13% of the net sales of Torotel Products.

Competition

The markets in which Torotel Products competes are highly competitive. A substantial number of companies utilizing similar resources sell components of the type manufactured and sold by Torotel Products. In addition, Torotel Products sells to a number of customers who have the capability of manufacturing their own electronic components.

The ability of Torotel Products to compete depends, among other things, upon its on-time delivery performance, customized product engineering and technical support, marketing capabilities, quality assurance and manufacturing efficiency. While magnetic components are not susceptible to rapid technological change, Torotel Products’ market share, which is estimated at less than 2%, is susceptible to decline given the highly competitive nature of the market.

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

Environmental Laws

In fiscal 2004, Torotel Products incurred training costs of approximately $11,000 to help ensure compliance with federal, state and local regulations on the proper handling, storage, disposal, and discharge of hazardous materials into the environment, or otherwise relating to the protection of employees, the community, and the environment. Torotel Products anticipates lower costs to be incurred in the fiscal year ending April 30, 2005.

Employees

Torotel Products presently employs 64 full-time and 12 part-time employees. An adequate supply of qualified personnel is available in the facility’s immediate vicinity. Torotel Products’ production employees are represented by the International Association of Machinists and Aerospace Workers, AFL-CIO, Lodge No. 778. The current labor contract expires on May 31, 2005. There have been no interruptions of production as a result of labor disputes.

ELECTRONIKA

Products

Electronika sells ballast transformers to the airline industry. These transformers activate and control the lights in airplane cockpits and passenger compartments. Electronika’s ballast transformers are used as spare and replacement parts in DC-8, DC-9, DC-10, MD-80, and MD-88  aircraft.

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

The Federal Aviation Administration has approved Electronika as a source for ballasts on the DC-8, DC-9, DC-10, MD-80, and MD-88 aircraft, and generally is automatically solicited for any procurement needs for such applications. The ballast transformers are sold primarily in the United States, and most sales are awarded on a competitive bid basis. Although all existing orders are subject to schedule changes or cancellation, adequate financial compensation is usually provided in such instances to protect from suffering a loss on a contract.

Electronika has a primary base of approximately 10 customers, which are contacted from time to time for sales and marketing purposes. In the fiscal year ended April 30, 2004, sales to three customers accounted for 30%, 20% and 10% of the net sales of Electronika.

Competition

The market in which Electronika competes is not highly competitive, but it is shrinking due to the age and retirement of the aircraft that use the ballasts sold by Electronika. A limited number of companies sell ballasts of the type sold by Electronika. The ability of Electronika to compete depends, among other things, upon its on-time delivery performance and quality assurance.

Manufacturing

Electronika’s requirements for the ballast transformers are outsourced pursuant to a Manufacturing Agreement with Magnetika, Inc. (“Magnetika”), a corporation owned by the Caloyeras family. Under the terms of the agreement, Magnetika provides all necessary raw material, labor, testing, packaging and related services required to complete the manufacture, delivery and sale of the ballast transformers, and Electronika is obligated to order all of its ballast transformer requirements exclusively from Magnetika. Electronika retains ownership of all designs, drawings, specifications and intellectual property rights associated with the ballast transformers. In exchange for the services provided to Electronika under the Manufacturing Agreement, Magnetika receives 40 percent of the net sales price of all ballast transformers sold by Electronika, plus a $2,500 per month management fee. The Manufacturing Agreement continues in effect until April 1, 2012. In the fiscal year ended April 30, 2004, Electronika incurred costs of $104,000 for goods purchased on trade terms of net 20 days pursuant to the Manufacturing Agreement. Of the amount purchased, $4,000 was due and payable as of April 30, 2004.

With the approval of Magnetika, Electronika-Kansas was formed in August 2002 as a source for light assembly of ballast transformers and other magnetic components. However, efforts to expand internal manufacturing of the ballast transformers were put on hold because of the soft market conditions the past few years in the airline industry. As a result, Electronika-Kansas was utilized as a contract manufacturing source for Torotel Products. Effective with Torotel’s relocation to Olathe, the operations of Electronika-Kansas were discontinued and the personnel transferred to Torotel Products.

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

Employees

Electronika presently has no employees.

APEX INNOVATIONS

Torotel’s management is not involved in the daily operations of Apex. Dale H. Sizemore, Jr., Torotel’s chairman and chief executive officer, served as a member of Apex’s board of directors from March 2002 until his resignation in October 2004.

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

i-INFO-EPR is a real-time command and control support system. Real-time command and control are critical during any emergency incident. To accomplish this, many first responders (firefighters, police, etc.) use a variety of technologies, with varying degrees of success. Much of the technology works well within a smaller incident, where communications are limited to a single jurisdiction or department. However, in larger incidents, where real-time communications are needed across a region and resources must be shared with many departments, cities and regions in real-time, the traditional incident command and control systems might fail to meet larger needs. Torotel’s management believes that i-INFO-EPR is the first cross-

agency system for emergencies, and as such, is the first extended-enterprise “virtual command” solution designed for the evolving role of first responders.

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

Because of Apex’s operating losses since inception, and the projected losses in the near term, Torotel recognized an impairment loss of $745,000 as of April 30, 2004. As a result, the estimated realizable value of Torotel’s investment in Apex is recognized at $150,000.

ITEM 2.   Properties

On March 31, 2004, Torotel purchased a 24,000 square foot building located in Olathe, Kansas. This facility is occupied by Torotel Products, and also serves as Torotel’s executive offices, as well as the business office of Electronika. The cost of the new building, along with the improvements, was $1,027,000. As of April 30, 2004, this property was subject to a first deed of trust securing indebtedness in the amount of $1,270,000 (see Note C of Notes to Consolidated Financial Statements).

Torotel also owns a a two-building complex with approximately 29,000 square feet located in Grandview, Missouri. This space is vacant and is listed for sale with an asking price of $400,000. As of April 30, 2004, this property was subject to the same first deed of trust referenced above in Note C of Notes to Consolidated Financial Statements.

Torotel believes that its existing facility and equipment are well maintained, in good operating condition, and adequately insured. Present utilization of the Olathe facility is less than 50% of maximum capacity.

ITEM 3.   Legal Proceedings

None.

ITEM 4.   Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.   Market for Common Equity and Related Stockholder Matters

(a)           Market Information

Trading in Torotel’s common stock is conducted on the over-the-counter market under the symbol “TTLO”.

Price Range of Common Stock

The following table sets forth the high and low sales prices of Torotel’s common stock as obtained from the OTC Bulletin Board website at www.otcbb.com. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	2004		2003
Fiscal Period	High	Low	High	Low
First Quarter	0.51	0.30	1.10	0.75
Second Quarter	0.51	0.26	1.10	0.56
Third Quarter	0.51	0.30	1.00	0.41
Fourth Quarter	0.50	0.39	0.58	0.31

(b)          Approximate Number of Equity Security Holders

Title of Class	Approximate Number of Record Holders as of April 30, 2004
Common Stock, $.01 par value	600

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

(e)           Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth the common shares of Torotel that are authorized for issuance as of April 30, 2004.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights A	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights B	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in Column A) C
Plans approved by shareholders	40,000	$.37	360,000
Plans not approved by shareholders.	-0-	-0-	-0-
Total	40,000	$.37	360,000

ITEM 6.   Management’s Discussion and Analysis or Plan of Operation

Overview

Torotel, Inc. (“Torotel”) conducts business primarily through two wholly-owned subsidiaries, Torotel Products, Inc. (“Torotel Products”) and Electronika, Inc. (“Electronika”). In addition, Torotel has a 16.47% equity interest in Apex Innovations, Inc. (“Apex”).

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

Electronika is a marketing and licensing company selling ballast transformers to the airline industry. These transformers activate and control the lights in commercial airplane cockpits. Electronika’s ballast transformers are approved as spare and replacement parts in DC-8, DC-9, DC-10, MD-80, and MD-88 aircraft. However, sales of ballast transformers have been made primarily for use in DC-8 and DC-9 aircraft. As a result, the business of Electronika is subject to various risks including, without limitation, any decline in use of the referenced aircraft, and competition for the available spare parts business. Electronika’s sales do not represent a significant portion of any particular market. Electronika’s requirements for the ballast transformers are outsourced pursuant to a Manufacturing Agreement with Magnetika, Inc. (“Magnetika”), a corporation owned by Peter B. Caloyeras and his family. Under the terms of the agreement, Magnetika provides all necessary raw material, labor, testing, packaging and related services required to complete the manufacture, delivery and sale of the ballast transformers. Electronika retains ownership of all designs, drawings, specifications and intellectual property rights associated with the ballast transformers. Due to lower than anticipated sales for Electronika, Torotel has written down the carrying value of the intangible assets of  Electronika to $861,000.

Torotel’s management is not involved in the daily operations of Apex. Dale H. Sizemore, Jr., Torotel’s chairman and chief executive officer, served as a member of Apex’s board of directors from March 2002 until his resignation in October 2004. i-INFO is Apex’s umbrella term for a foundational system architecture of patented information management software products created by Apex primarily for government entities. The success of Apex depends, among other things, its ability to market its products to government entities. Because of Apex’s operating losses since inception, and the projected losses in the near term, Torotel has written down the value of its investment in Apex to $150,000.

Business Outlook

Higher demand from military markets has contributed to increased sales at Torotel Products during fiscal year 2004. This trend is expected to continue. Torotel’s aerospace markets, specifically the components used in retrofitting and upgrading instrumentation and communication systems in existing aircraft, remained soft this past year, but are expected to improve in the latter half of calendar 2004. The rate of new order bookings at Torotel Products increased 28% compared with last year because of the major contract received earlier this year for the potted coil assembly. The primary factors that drive gross profit and net earnings for Torotel Products are sales volume and product mix. The gross profits on mature products/programs and larger transformer devices tend to be higher than those which are still in the prototyping or early production stages and simpler inductor devices. As a result, in any given accounting period the mix of product shipments between higher and lower margin jobs has a significant impact on the  gross profit and net earnings of Torotel Products. Electronika’s net sales continue to be impacted by the soft conditions in the aerospace market and the decline in the number of active DC-8 and DC-9 aircraft.

On March 31, 2004, Torotel completed the purchase of a 24,000 square foot building in Olathe, Kansas, and in April 2004, the operations of Torotel Products and Electronika-Kansas were consolidated into the new facility. Torotel Products purchased the property, which also serves as the executive offices of Torotel, Inc. and Electronika, Inc. The cost of the new building, along with the improvements, was $1,027,000.

Management believes the move to Olathe will be beneficial in matching near and long-term manufacturing requirements with the needs of major customers, who are demanding more flexibility in production schedules and shorter lead times. Rather than consolidating into the existing facility in Grandview, management selected the Olathe facility because it offers a better opportunity to organize the manufacturing processes in such a way to improve efficiencies and to differentiate Torotel in the market with shorter lead times. Additionally, the new facility will give Torotel the opportunity to increase sales by expanding its product offerings to include larger units with higher KVA and voltage ratings as well as sub-assemblies, which is the second step in our long-term strategy.

Since the Olathe facility is only about 15 miles from Grandview, nearly all of the Grandview employees were retained. Another important factor is that the Olathe area has been identified as a good resource for recruiting skilled electronics workers.

Results of Operations

The following management comments regarding Torotel’s results of operations and outlook should be read in conjunction with the Consolidated Financial Statements included pursuant to Item 7 of this Annual Report.

The discussion and analysis of the results of operations include the operations of Torotel, Inc. and its subsidiaries, Torotel Products, Inc. and Electronika, Inc. While each company’s results are included in the following discussion, segment reporting is not applicable because the products offered are similar in form and function, and target similar markets.

2004 Compared to 2003

Net sales decreased nearly 6%. The net sales of Torotel Products increased nearly 5% from $3,599,000 to $3,759,000. This increase was attributable to higher demand from Torotel’s military markets.

The net sales of Electronika decreased 60% from $654,000 to $261,000. This decrease is attributable to the soft conditions in the aerospace market and the decline in the number of active DC-8 and DC-9 aircraft.

Gross profit as a percentage of net sales decreased 3%. The gross profit percentage of Torotel Products increased slightly because of higher sales volume without a comparable increase in fixed production costs. Electronika’s gross profit as a percentage of net sales decreased 60% because of labor and overhead costs incurred at the manufacturing facility in Olathe, Kansas.

Engineering expenses, applicable only to Torotel Products, increased nearly 4% from $190,000 to $197,000 because of higher payroll costs. Management does anticipate an increase in the present level of engineering expenses as the plan is to hire an additional engineer.

Selling, general and administrative (SG&A) expenses increased nearly 2%. The SG&A expenses of Torotel, Inc. decreased 11% from $260,000 to $232,000 primarily because of transferring the CEO’s payroll costs for the fourth quarter to Torotel Products. The SG&A expenses of Torotel Products increased 6% from $668,000 to $707,000 primarily because of transferring the CEO’s payroll costs for the fourth quarter from Torotel, Inc. and higher training costs. The SG&A expenses of Electronika increased 13% from $38,000 to $43,000 because of administrative costs associated with the Olathe manufacturing facility. Management does anticipate an increase in the present level of SG&A expenses because of higher depreciation costs associated with the new building purchase (see Note D of Notes to Consolidated Financial Statements) and the addition of an inside sales representative.

Amortization costs, entirely attributable to Electronika, decreased 55% from $339,000 to $153,000 (see Note M of Notes to Consolidated Financial Statements).

Interest expense decreased 4%. The interest expense of Torotel, Inc. decreased 8% from $59,000 to $54,000 because of a lower debt balance. The interest expense of Torotel Products increased nearly 11% from $19,000 to $21,000 primarily because of a higher debt balance associated with the building purchase.

Interest income decreased $7,000 due to the payoff of the note receivable from SIGMA.

Impairment costs increased from $219,000 to $1,555,000. The impairment costs associated with Electronika increased from $219,000 to $810,000. The impairment costs associated with the investment in Apex was $745,000 (see Notes M and N of Notes to Consolidated Financial Statements).

Equity in loss of investee was $170,000 compared to $59,000 in the prior year (see Note N of Notes to Consolidated Financial Statements).

Gain on settlement of debt of $440,000 resulted from the legal dissolution of East Coast Holdings, Inc., a wholly-owned subsidiary of Torotel, and its remaining liabilities (see Note K of Notes to Consolidated Financial Statements).

Other expenses increased $110,000 because of the costs incurred in moving the facility from Grandview, Missouri to Olathe, Kansas.

For the reasons discussed above, the consolidated pretax loss increased from $178,000 to $1,432,000. The pretax loss of Torotel, Inc. increased from $295,000 to $761,000. The pretax earnings of Torotel Products decreased from $418,000 to $349,000. The pretax loss of Electronika increased from $301,000 to $1,020,000.

For the reasons discussed above, the consolidated pretax loss increased from $178,000 to $1,432,000. The pretax loss of Torotel, Inc. increased from $295,000 to $761,000. The pretax earnings of Torotel Products decreased from $418,000 to $349,000. The pretax loss of Electronika increased from $301,000 to $1,020,000.

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

Selling, general and administrative (SG&A) expenses increased 11%. The SG&A expenses of Torotel increased 29% from $202,000 to $260,000 because of higher compensation costs of $31,000 associated with Torotel’s chairman and CEO (whose earned compensation was $76,000 in last year’s period), a $23,000 increase in professional fees, a $2,000 increase in training costs, and a $2,000 increase associated with license registration fees with the Office of Defense Trade Controls pursuant to the Arms Export Control Act and the International Traffic in Arms Regulations. The SG&A expenses of Torotel Products increased slightly from $662,000 to $668,000 primarily because of an $11,000 increase in employee benefits costs, a $9,000 increase in liability insurance costs, and a $3,000 increase in bank lockbox fees. These increases were offset by a $17,000 decrease in incentive compensation awards. Electronika’s SG&A expenses were $38,000 for fiscal 2003 compared with $3,000 for fiscal 2002, which only included one month of SG&A expenses.

Amortization costs, entirely attributable to Electronika, were $339,000 (see Note M of Notes to Consolidated Financial Statements).

Interest expense increased 47%. The interest expense of Torotel increased 211% from $19,000 to $59,000 because of the higher debt resulting from the equity investment in Apex (see Notes D and N of Notes to Consolidated Financial Statements). The interest expense of Torotel Products decreased 44% from $34,000 to $19,000 because of lower debt balances and a lower annual interest rate on the mortgage payable to United Trust Bank.

Interest income decreased 63% because of a lower principal balance on the note receivable from SIGMA.

Impairment costs, entirely attributable to Electronika, were $219,000 (see Note M of Notes to Consolidated Financial Statements).

Equity in loss of investee was $59,000 (see Note N of Notes to Consolidated Financial Statements).

Gain on settlement of debt of $75,000 resulted from the settlement of an old liability at an amount lower than originally recorded.

For the reasons discussed above, the consolidated pretax earnings decreased from a profit of $576,000 to a loss of $178,000. The pretax loss of Torotel increased from $202,000 to $295,000. The pretax earnings of Torotel Products decreased from $729,000 to $418,000. The pretax earnings of Electronika decreased from a profit of $49,000 to a loss of $301,000.

Liquidity and Capital Resources

The table below presents the summary of cash flow for the fiscal periods indicated.

	2004	2003
Net cash provided by operating activities	$103,000	$466,000
Net cash provided by (used in) investing activities	$(1,157,000)	$49,000
Net cash provided by (used in) financing activities	$885,000	$(152,000)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in operating earnings, the timing of shipments and the collection of accounts receivable, changes in inventory, level of sales and payment of accounts payable. The increase in net cash used in investing activities is because of the building purchase and other capital expenditures totaling $1,068,000 and the additional $89,000 investment in Apex. Management anticipates approximately $40,000 in capital expenditures during fiscal 2005. The increase in net cash provided by financing activities is because of loan proceeds associated with the building purchase. Management believes that the cash flow generated from operations and when necessary, from existing cash balances, will be sufficient to meet its funding requirements for the foreseeable future. As part of the financing package for the building purchase, Torotel did establish a $200,000 revolving credit line, which could be utilized to help fund growth.

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

These forward-looking statements are based on assumptions about a number of important factors and involve risks and uncertainties that could cause actual results to be different from what appear here. These risk factors include: impairment of intangible assets and other investments, decreased demand for products,  delays in developing new products, expected orders that do not occur, loss of key customers, the impact of competition and price erosion as well as supply and manufacturing constraints, issues involved in relocating manufacturing operations, and other risks and uncertainties. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will prove accurate, and our actual results may differ materially from these forward-looking statements.

ITEM 7.   Financial Statements

ITEM 8.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 8A.   Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) for the Company. Such officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the Company’s disclosure controls and procedures are adequate and effective for purposes of Rule 13a-14(c) in timely alerting them to material information relating to the Company required to be included in the Company’s filings with the SEC under the Securities Exchange Act of 1934. The Certifying Officers also have indicated that there were no significant changes during the period covered by this report in the Company’s internal controls over financial reporting or other factors that  have materially affected, or are reasonably likely to materially affect such controls,  and there were no corrective actions with regard to significant deficiencies and material weaknesses.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Torotel, Inc. and Subsidiaries as of April 30, 2004 and the related consolidated statements of operations, stockholder’s equity (deficit), and cash flows for the years ended April 30, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Torotel, Inc. and Subsidiaries as of April 30, 2004, and the consolidated results of their operations and their cash flows for the years ended April 30, 2004 and 2003 in conformity with U.S. generally accepted accounting principles.

Kansas City, Missouri
June 28, 2004, except for Notes A and M,
for which the date is December 3, 2004

CONSOLIDATED BALANCE SHEET
As of April 30, 2004

ASSETS
Current assets:
Cash	$532,000
Trade and other receivables, less allowance for doubtful accounts of $21,000	313,000
Inventories	327,000
Prepaid expenses and other current assets	12,000
1,184,000
Property, plant and equipment:
Land	265,000
Buildings and improvements	762,000
Equipment	1,023,000
2,050,000
Less accumulated depreciation and amortization	970,000
1,080,000
Real estate held for sale	248,000
Other assets	33,000
Intangible assets	861,000
Equity investment	150,000
$3,556,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$52,000
Trade accounts payable	359,000
Accrued liabilities	118,000
Accrued interest on note payable to shareholders	5,000
534,000
Long-term debt, less current maturities	1,218,000
Note payable to shareholders	750,000
Commitments and contingencies	—
Stockholders’ equity:
Common stock, $.01 par value; 6,000,000 shares authorized; 5,182,795 shares issued	52,000
Capital in excess of par value	12,362,000
Accumulated deficit	(11,155,000)
1,259,000
Less cost of treasury stock, 71,205 shares	205,000
1,054,000
$3,556,000

The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF OPERATIONS
Year ended April 30,

	2004	2003
Net sales	$4,020,000	$4,253,000
Cost of goods sold	2,651,000	2,663,000
Gross profit	1,369,000	1,590,000
Operating expenses:
Engineering	197,000	190,000
Selling, general and administrative	982,000	966,000
Amortization of intangible assets	153,000	339,000
	1,332,000	1,495,000
Earnings from operations	37,000	95,000
Other expense (income):
Interest expense	75,000	78,000
Interest income	—	(7,000)
Impairment of assets	1,555,000	219,000
Equity in loss of investee	170,000	59,000
Gain on settlement of debt	(440,000)	(75,000)
Other, net	109,000	(1,000)
	1,469,000	273,000
Loss before provision (benefit) for income taxes	(1,432,000)	(178,000)
Provision (benefit) for income taxes	7,000	(8,000)
Net loss	$(1,439,000)	$(170,000)
Basic and diluted loss per share	$(.28)	$(.03)

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Shares	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Treasury Stock, at cost	Total Stockholders’ Equity (Deficit)
Balance, May 1, 2002	5,182,795	$52,000	$12,362,000	$(9,546,000)	$(205,000)	$2,663,000
Net loss	—	—	—	(170,000)	—	(170,000)
Balance, April 30, 2003	5,182,795	$52,000	$12,362,000	$(9,716,000)	$(205,000)	$2,493,000
Net loss	—	—	—	(1,439,000)	—	(1,439,000)
Balance, April 30, 2004	5,182,795	$52,000	$12,362,000	$(11,155,000)	$(205,000)	$1,054,000

The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Year ended April 30,

	2004	2003
Cash flows from operating activities:
Net loss	$(1,439,000)	$(170,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on equity in loss of investee	170,000	59,000
Gain on settlements of debt	(440,000)	(75,000)
Impairment of assets	1,555,000	219,000
Depreciation and amortization	179,000	373,000
Increase (decrease) in cash flows from operations resulting from changes in:
Trade and other receivables	179,000	128,000
Inventories	(140,000)	(21,000)
Prepaid expenses and other assets	(17,000)	(9,000)
Trade accounts payable	88,000	2,000
Accrued liabilities	(32,000)	(32,000)
Income taxes payable	—	(8,000)
Net cash provided by operating activities	103,000	466,000
Cash flows from investing activities:
Capital expenditures	(1,068,000)	(24,000)
Equity interest in Apex	(89,000)	(35,000)
Proceeds from note receivable	—	161,000
Electronika acquisition costs	—	(53,000)
Net cash provided by (used in) investing activities	(1,157,000)	49,000
Cash flows from financing activities:
Proceeds from long-term debt	1,275,000	—
Principal payments on long-term debt	(390,000)	(152,000)
Net cash provided by (used in) financing activities	885,000	(152,000)
Net increase (decrease) in cash	(169,000)	363,000
Cash, beginning of year	701,000	338,000
Cash, end of year	$532,000	$701,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$75,000	$78,000
Income taxes	$7,000	$—

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

Principles of Consolidation

The consolidated financial statements include the accounts of Torotel, Inc. and its wholly-owned subsidiaries, Torotel Products, Inc., Electronika, Inc. and Subsidiary, and East Coast Holdings, Inc. (formerly named OPT Industries, Inc.). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments

Cost approximates market for all financial instruments as of April 30, 2004 and 2003.

Revenue Recognition

Revenue is recognized on contracts and orders in the period that the units are shipped (unit-of-delivery method). Both historically and currently, less than 5% of Torotel’s annual consolidated sales arise from contracts that are performed over a period of more than one year.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using a moving average cost method of valuation that currently and historically approximates the first-in, first-out method.

Property, Plant and Equipment

Property, plant and equipment are carried at cost. Depreciation and amortization are provided in amounts sufficient to relate the costs of depreciable assets to operations primarily using the straight-line method over estimated useful lives of three to five years for property and equipment, and ten to twenty years for buildings and improvements.

Cash Flows

For purposes of the statements of cash flows, Torotel considers all short-term investments purchased with maturity of three months or less to be cash equivalents.

Employee Stock Option Plan

The employee stock option plan is accounted for under Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. This opinion requires that for options granted at less than fair market value, a compensation charge must be recognized for the difference between the exercise price and fair market value.

Intangible Assets

The intangible assets acquired in the purchase of Electronika are accounted for under Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets. SFAS 142 requires that intangible assets be amortized over their useful life and tested for impairment annually.

Equity Investment in Apex

Torotel has a 16.47% interest in Apex. Since its inception, this investment was accounted for using the equity method because Torotel had the ability to exercise significant influence over Apex’s operating and financial activities (see Note N of Notes to Consolidated Financial Statements). As a result, Torotel’s investment in Apex, initially carried at cost, was adjusted quarterly for Torotel’s proportionate share of Apex’s earnings or losses. Because of Apex’s operating losses since inception, and the projected losses in the near term, Torotel recognized an impairment loss of $716,000 as of April 30, 2004. As a result, the estimated realizable value of Torotel’s investment in Apex is recognized at $150,000.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were less than $1,000 for each of the years ended April 30, 2004 and 2003.

New Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, to address: (1) decisions reached by the Derivatives Implementation Group; (2) developments in other Board projects that address financial instruments; and (3) implementation issues related to the definition of a derivative. SFAS 149 has multiple effective date provisions depending on the nature of the amendment to SFAS 133. Torotel has not issued any such instruments and therefore the adoption of SFAS 149 did not have any effect on Torotel’s business, results of operations, and financial condition.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity, and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, FASB Staff Position 150-3 was issued, which indefinitely deferred the effective date of SFAS 150 for certain mandatory redeemable non-controlling interests. Torotel has not issued any such instruments and therefore the adoption of SFAS 150 did not have any effect on Torotel’s business, results of operations, and financial condition

Reclassifications

Certain reclassifications have been made to the previous years’ consolidated financial statements in order to conform to the presentations made in the current year.

NOTE B - INVENTORIES

The following table summarizes the components of inventories:

Raw materials	$63,000
Work in process	231,000
Finished goods	33,000
$327,000

NOTE C - FINANCING AGREEMENTS

On March 31, 2004, Torotel Products entered into a $1,275,000 promissory note with Bank of Blue Valley. Under the terms of the note, the outstanding balance bears interest at a rate of 6.5% per annum. The note requires monthly principal and interest payments of $11,162. The note, which is guaranteed by Torotel, Inc. and Electronika, Inc., has a maturity date of March 25, 2007 and is collateralized by a first mortgage on the land and buildings in Grandview, Missouri and Olathe, Kansas. Proceeds of the loan were used to purchase and make improvements to the land and buildings in Olathe, Kansas, and to payoff the $325,000 balance on first mortgage loan on the Grandview property held by United Trust Bank. As of April 30, 2004, the outstanding balance was $1,270,000.

On March 31, 2004, Torotel Products also entered into a $200,000 revolving credit agreement with Bank of Blue Valley. Advances under the credit line are limited to 75% of eligible billed receivables. The revolving line is collateralized by the land and buildings in Grandview, Missouri and Olathe, Kansas. Under the terms of the agreement, the outstanding balance of the revolving line bears interest at 1.5% over the bank’s corporate base rate and has a maturity date of March 31, 2005. As of April 30, 2004, the effective borrowing rate was 5.5% and the entire credit line was available.

Information concerning Torotel’s long-term indebtedness is as follows:

Note payable to Bank of Blue Valley, maturing March 2007	$1,270,000
Less: Current maturities	52,000
$1,218,000

The amount of long-term debt maturing in each of the next five years is as follows:

Year Ending April 30,	Amount
2005	$52,000
2006	56,000
2007	1,162,000
2008	—
2009	—
$1,270,000

NOTE D - NOTE PAYABLE TO SHAREHOLDERS

On March 28, 2002, Torotel entered into a $750,000 promissory note with the Caloyeras Family Partnership, whose members beneficially own and control 49% of the outstanding common shares of  Torotel. Under the terms of the note, the outstanding balance bears interest at a rate of 7% per annum and requires quarterly interest-only payments of $13,125. The note has a maturity date of March 28, 2007, and is collateralized by the common stock owned by Torotel in Apex and Electronika. As of April 30, 2004, the outstanding principal balance was $750,000. Proceeds from the loan were used to acquire an equity interest in Apex (see Note N of Notes to Consolidated Financial Statements).

NOTE E - INCOME TAXES

The provision for income taxes reflected in the consolidated statements of operations differs from the amounts computed at the federal statutory tax rates. The principal differences between the statutory income tax expense and the effective provision for income taxes are summarized as follows:

	2004	2003
Computed tax expense at statutory rates	$225,000	$241,000
Utilization of net operating loss carryforwards	(225,000)	(241,000)
Income tax expense (refund)	7,000	(8,000)
(Increase) decrease in deferred tax assets	(64,000)	35,000
Increase (decrease) in valuation allowance	64,000	(35,000)
	$7,000	$(8,000)

Torotel has available as benefits to reduce future income taxes, subject to applicable limitations, the following estimated net operating loss (“NOL”) carryforwards:

Year of Expiration	NOL Carryforward
2007	$180,000
2009	495,000
2010	694,000
2011	319,000
2012	889,000
2013	801,000
2014	2,932,000
$6,310,000

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

Net operating loss carryforwards	$1,768,000
Inventory valuation reserve	188,000
Depreciation and amortization	313,000
Disposal of ECH liabilities	137,000
Tax credit carryforwards	19,000
Other	18,000
2,443,000
Less valuation allowance	2,443,000
$—

NOTE F - COMMITMENTS AND CONTINGENCIES

Torotel is a party to eight operating leases used in the performance of its business. All eight leases are non-cancelable. As of April 30, 2004, there were no capital lease obligations. Future minimum lease payments are as follows:

Year Ending April 30,	Operating Leases
2005	$48,000
2006	40,000
2007	30,000
2008	10,000
2009	—
$128,000

Total rent expense for all operating leases for the years ended April 30, 2004 and 2003, including an expired real estate lease, was $87,000 and $83,000, respectively.

NOTE G - EMPLOYEE INCENTIVE PLANS

Incentive Compensation Plan

Torotel’s shareholders approved the Incentive Compensation Plan (the “Plan”) in 1994. All key employees are eligible to participate in the Plan. The Plan provides for participants to receive incentive payments in cash and/or Torotel common stock based on targeted pretax earnings, as defined in the Plan. There were no awards under the Plan for the year ended April 30, 2004. Awards under the Plan for the year ended April 30, 2003 were $11,000.

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

		2004	2003
Net loss	As Reported	$(1,439,000)	$(170,000)
	Pro Forma	$(1,443,000)	$(177,000)
Basic and diluted loss per share	As Reported	$(.28)	$(.03)
	Pro Forma	$(.28)	$(.03)

The fair values of the options granted were estimated on the date of grant using the Black-Scholes options-pricing model. The fair value of the incentive stock options was determined using the following weighted average assumptions: no dividend payments over the life of the options; expected volatility of 551.0%; risk-free interest rate of 3.50%; and expected life of five years.

Stock option transactions under this Plan for each period are summarized as follows:

	2004		2003
		Weighted		Weighted
	Shares	Average	Shares	Average
	Under	Exercise	Under	Exercise
	Option	Price	Option	Price
Outstanding at beginning of year	40,000	$.37	40,000	$.37
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at end of year	40,000	$.37	40,000	$.37
Options exercisable at end of period	40,000	$.37	20,000	$.37
Weighted average fair value of options granted during the year		—		—

The following information applies to options outstanding at April 30, 2004:

Number outstanding	40,000
Range of exercise prices	$.37
Weighted average exercise price	$.37
Weighted average remaining contractual life	2.50 yrs.

Employee Stock Purchase Plan

Torotel has an Employee Stock Purchase Plan that allows employees to purchase Torotel common stock at a formula price that approximates market value. The Plan enables employees to purchase stock through payroll deductions of up to 10% of their compensation. Torotel matches one-half of the employee’s contribution. Stock purchased under the Plan is restricted from transfer for one year after the date of issuance. There were no expenses under the Plan during the years ended April 30, 2004 and 2003.

401(k) Retirement Plan

Torotel has a 401(k) Retirement Plan for Torotel Products’ employees. Employer contributions to the Plan are at the discretion of the Board of Directors. Employer contributions to the Plan were $5,000 and $4,000 for the years ended April 30, 2004 and 2003, respectively.

NOTE H - EARNINGS PER SHARE

Statement of Financial Accounting Standards (SFAS) 128, Earnings per Share, requires dual presentation of basic and diluted EPS on the face of the statement of earnings regardless of whether basic and diluted EPS are the same; and requires a reconciliation of the numerator and denominator used in computing basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Pursuant to SFAS 128, the basic and diluted earnings per common share were computed as follows:

	2004	2003
Net loss	$(1,439,000)	$(170,000)
Weighted average common shares outstanding	5,111,590	5,111,590
Incremental shares	—	—
Basic and diluted loss per share	$(.28)	$(.03)

No incremental shares are included in the EPS calculations due to the net loss incurred in both years.

NOTE I - STOCK WARRANTS

A warrant certificate issued in May 1998 to purchase 100,000 shares of Torotel, Inc. common stock at 75 cents per share expired on May 4, 2003. Stock warrant transactions for each period are summarized as follows:

	2004		2003
	Shares Under Warrant	Weighted Average Exercise Price	Shares Under Warrant	Weighted Average Exercise Price
Outstanding at beginning of year	100,000	$.75	100,000	$.75
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(100,000)	$.75	—	—
Outstanding at end of year	—	—	100,000	$.75
Warrants exercisable at year-end	—	—	—	—
Weighted average fair value of warrants granted during the year		—		—

NOTE J - ACCRUED LIABILITIES

Accrued liabilities consist of the following:

Employee related expenses	$99,000
Other, including interest	19,000
$118,000

NOTE K - GAIN ON SETTLEMENT OF DEBT

Other income as presented in the accompanying consolidated statements of operations for the year ended April 30, 2004, includes a gain of $440,000 resulting from Torotel being legally released from being the primary obligor for the liabilites of East Coast Holdings, Inc. (ECH), a wholly-owned subsidiary of Torotel, which was dissolved in 2004.

Other income as presented in the accompanying consolidated statements of operations for the year ended April 30, 2003, includes a gain of $75,000 resulting from the settlement of an old liability at an amount lower than originally recorded.

NOTE L - INFORMATION ABOUT MAJOR CUSTOMERS

For the year ended April 30, 2004, sales to two major customers accounted for 18% and 12% of consolidated net sales. For the year ended April 30, 2003, sales to two major customers accounted for 12% and 10% of consolidated net sales.

NOTE M - IMPAIRMENT AND  AMORTIZATION OF INTANGIBLE ASSETS

Since the acquisition of Electronika primarily involved the purchase of certain technology-based intangible assets, annual reviews have been performed to determine the amount of any impairment loss.

As a result, Torotel recognized an impairment loss of $610,000 and $219,000 in the third quarter of the fiscal years ended 2004 and 2003, respectively. Since Electronika’s sales have continued to decline, and in the opinion of Torotel management will most likely continue in a downward trend, an additional impairment loss of $200,000 was recognized in the fourth quarter of fiscal 2004. The remaining carrying value of these intangible assets is estimated at $861,000 and is supported by the projected amount recoverable from the selling shareholders of Electronika (the Caloyeras Family Partnership). The selling shareholders contractually guaranteed that the aggregate sales from Electronika’s existing ballast designs over the first five (5) full fiscal years, specifically fiscal years 2003-2007, would be at least $2,500,000, which based on the terms of the Manufacturing Agreement with Magnetika, Inc., would result in an aggregate gross profit of $1,500,000 before any operating expenses. Aggregate sales in the first two full fiscal years were $915,000.

The total intangible amortization expense for the years ended April 30, 2004 and 2003, was $153,000 and $339,000, respectively. The following table provides the adjusted gross carrying value and accumulated amortization for each major class of intangible asset based on Torotel’s reassessment of previously recognized intangible assets in accordance with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets:

		2004		2003
	Average Amortizable Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Order backlog	1	$205,000	$205,000	$205,000	$205,000
Aircraft	3	1,148,000	287,000	1,958,000	134,000
		$1,353,000	$492,000	$2,163,000	$339,000

The total intangible amortization expense for the years ended April 30, 2004 and 2003, was $153,000 and $339,000, respectively. The estimated aggregate amortization expense for each of the next five years is as follows:

Year Ending April 30,	Amount
2005	$33,000
2006	—
2007	—
2008	—
2009	—
$33,000

NOTE N - EQUITY INVESTMENT

On March 29, 2002, Torotel acquired a 17.8% equity interest in Apex. The total investment of $1,035,000 consisted of $35,000 in acquisition costs and a stock purchase of 4,000,000 common shares for $1,000,000, of which $250,000 came from available cash and the remaining $750,000 from loan proceeds from the Caloyeras Family Partnership (see Note D of Notes to Consolidated Financial Statements). The Caloyeras Family Partnership and a Caloyeras Trust also acquired 4,000,000 shares of Apex on the same terms as Torotel. On May 23, 2003, Torotel purchased an additional 355,637 common shares of Apex stock for $89,000 at 25 cents per share. As of April 30, 2004, Torotel now owns a 16.47% equity interest in Apex.

This investment is accounted for using the equity method because Torotel has the ability to exercise significant influence over Apex’s operating and financial activities. As a result, Torotel’s investment in Apex, which was initially carried at cost, is adjusted quarterly for Torotel’s proportionate share of Apex’s earnings or losses. Because of Apex’s operating losses since inception, and the projected losses in the near term, Torotel recognized an impairment loss of $745,000 as of April 30, 2004. As a result, the estimated realizable value of Torotel’s investment in Apex is recognized at $150,000.

The accompanying consolidated statements of operations include a loss of $170,000 for the fiscal year ended April 30, 2004, resulting from Apex’s unaudited operating results for the fiscal year ended February 29, 2004. Condensed financial statements for Torotel’s investment in Apex are as follows:

Condensed Balance Sheet

2004
Current assets	$657,000
Other assets	7,388,000
$8,045,000
Current liabilities	$1,035,000
Other liabilities	4,141,000
Stockholders’ equity	2,869,000
$8,045,000

Condensed Statements of Operations

	Fiscal Year Ended_
	2004	2003
Net sales	$4,542,000	$5,329,000
Gross profit	$1,850,000	$2,049,000
Net loss	$(1,033,000)	$(334,000)

PART III

ITEM 9.   Directors, Executive Officers, Promoters and Control Persons, Compliance With Section 16(a) of the Exchange Act, Code of Ethics

As of the date of this Annual Report, based solely upon a review of copies of Forms 3, 4 and 5 and amendments thereto furnished during its most recent fiscal year, Torotel believes that except for Anthony H. Lewis and Stephen K. Swinson, all directors and officers are in compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934. Messrs. Lewis and Swinson filed a delinquent Form 3 in October 2003 disclosing their appointment to Torotel’s board of directors in August 2003.

Torotel has adopted a Code of Business Conduct and Ethics (the “Code”) for directors, executive officers, and significant employees. A copy of the Code is posted on Torotel’s Internet website at www.torotelprod.com. If an amendment is made to, or a waiver granted of, a provision of the Code that applies to Torotel’s principal executive officer or principal financial officer where such amendment or waiver is required to be disclosed under applicable SEC rules, Torotel intends to disclose such amendment or waiver and the reasons therefore on its Internet website.

Biographical summaries concerning the members of Torotel’s board of directors, executive officers and significant employees are shown below. Dale H. Sizemore, Jr., both a Director and an officer, and Richard A. Sizemore, a Director, are brothers.

Dale H. Sizemore, Jr., age 52
Chairman of the Board, President and Chief Executive Officer of Torotel

Mr.  Sizemore became a Director of Torotel in 1984. He has served as Chairman and Chief Executive Officer primarily since 1995. Mr. Sizemore has served as President from 1995 to 1996, and since April 1999. He was self-employed from 1983 to 2001. In January 2002, Mr. Sizemore became an active member of Torotel’s management team.

Richard A. Sizemore, age 44
Director of Torotel

Mr.  Sizemore became a Director of Torotel in 1995. He has been owner and President of Interactive Design, Inc., located in Lenexa, Kansas, since 1987.

H. James Serrone, age 50
Director, Vice President of Finance, Secretary and Chief Financial Officer of Torotel

Mr.  Serrone became a Director of Torotel in 1999. He joined Torotel in 1979 and was named Vice President in 1993. Mr. Serrone has served as Vice President of Torotel Products since 1992 and General Manager since 1996.

Anthony H. Lewis, age 58
Director of Torotel

Mr.  Lewis was appointed a Director of Torotel in August 2003. He is president and chairman of The Executive Committee (TEC) and The Lewis Group (TLG), both of which are executive consulting firms providing services focused on strategic planning and thinking, as well as the development of strategic, technical, financial and human capital disciplines. Prior to his affiliation with TEC and TLG, Mr. Lewis served as president at both Farmland Industries and Conagra Inc.

Stephen K. Swinson, age 46
Director of Torotel

Mr.  Swinson was appointed a Director of Torotel in August 2003. He meets the definition of an independent director and serves as Torotel’s audit committee financial expert. Mr. Swinson is president of Cleveland Brothers Construction Company, LLC, a commercial and residential contractor and developer in the southeast. He also serves as the chief financial officer for Cleveland Brothers Inc., the parent company for several businesses that include development, real estate, construction, manufacturing, a golf course and a restaurant. Prior to his affiliation with Cleveland Brothers, Mr. Swinson was a Principal for Index Capital, the investment banking division of Index Powered Financial Services, LLC. He has also served as president of The Sapphire Consulting Group, president of Midwest Mechanical Contractors Central Division and president of the Technology Division of Trigen Energy Corporation.

None of the Directors holds a directorship in any other company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, or subject to the requirements of Section 15(d) of the Securities Act of 1933, or any company registered as an Investment Company under the Investment Company Act of 1940.

ITEM 10.   Executive Compensation

The following table sets forth the annual compensation of the named executive officers for each of the Corporation’s last three completed fiscal years.

Name and Principal Position	Year	Salary	Bonus	All other Compensation
Dale H. Sizemore, Jr. President and Chief Executive Officer	2004	$100,000	$-0-	$-0-
	2003	$100,000	$-0-	$-0-
	2002	$30,000	$25,000	$16,625	*

*       consulting fees paid prior to drawing a salary

Option Grants

There were no grants of stock options made to the named executive officer during the Corporation’s last completed fiscal year.

Aggregate Option Exercises and Fiscal Year-End Option Value

There were no stock option exercises made during the last completed fiscal year and the executive officer identified above did not have any unexercised stock options as of April 30, 2004.

ITEM 11.   Security Ownership of Certain Beneficial Owners and Management

The following persons beneficially owned more than 5% of the outstanding common stock of Torotel as of January 12, 2005. The number of shares beneficially owned includes shares, if any, held in the name of the spouse, minor children, or other relatives of the individual living in his or her home, as well as shares, if any, held in the name of another person under an arrangement whereby the individual enjoys the right to vote such shares or to use of the income from such shares, or whereby the individual can vest or re-vest title in himself or herself immediately or at some future time.

Name and Address of Beneficial Owner	Amount Beneficially Owned		Percent of Class
Alexandra Z. Caloyeras	835,304	(a)	16.3%
110 Sullivan Street
Apt 4B
New York, NY 10012
Aliki S. Caloyeras	835,304	(b)	16.3%
62 Watts Street #2
New York, NY 10014
Basil P. Caloyeras	835,303	(c)	16.3%
2041 West 139th Street
Gardena, CA 90249
Richard A. Sizemore	264,995	(d)	5.2%
Linda V. Sizemore
8356 Hallet
Lenexa, KS 66215
Gregory M. Sizemore	253,978	(e)	5.0%
Julie Sizemore
12735 Mohawk Circle
Leawood, KS 66209

(a)           Alexandra Z. Caloyeras’ individual direct ownership is 769,667 shares. Ms. Caloyeras’ indirect ownership includes 65,637 shares, which is equivalent to 33% of the 198,900 shares owned by the Caloyeras Family Partnership L.P., a limited partnership in which Ms. Caloyeras is a limited partner. Alexandra Z. Caloyeras is the sister of Aliki S. Caloyeras and Basil P. Caloyeras.

(b)          Aliki S. Caloyeras’ individual direct ownership is 769,667 shares. Ms. Caloyeras’ indirect ownership includes 65,637 shares, which is equivalent to 33% of the 198,900 shares owned by the Caloyeras Family Partnership L.P., a limited partnership in which Ms. Caloyeras is a limited partner. Aliki S. Caloyeras is the sister of Alexandra Z. Caloyeras and Basil P. Caloyeras.

(c)           Basil P. Caloyeras’ individual direct ownership is 769,666 shares. Ms. Caloyeras’ indirect ownership includes 65,637 shares, which is equivalent to 33% of the 198,900 shares owned by the Caloyeras Family Partnership L.P., a limited partnership in which Mr. Caloyeras is a limited partner. Basil P. Caloyeras is the brother of Alexandra Z. Caloyeras and Aliki S. Caloyeras.

(d)          Richard A. Sizemore and Linda V. Sizemore are husband and wife. Mr. and Mrs. Sizemore’s individual direct ownership is 140,226 and 15,666 shares, respectively. Mr. Sizemore’s indirect ownership includes 58,976 shares, which are owned by Mr. Sizemore as trustee for his children, and 50,127 shares, which is equivalent to 25% of the 200,506 shares owned by Sizemore Enterprises, a General Partnership in which Mr. Sizemore is a general partner.

(e)           Gregory M. Sizemore and Julie Sizemore are husband and wife. Mr. and Mrs. Sizemore’s individual direct ownership is 137,654 and 15,666 shares, respectively. Mr. Sizemore’s indirect ownership includes 50,532 shares that are owned by Mr. Sizemore as trustee for his children, 50,126 shares that is equivalent to 25% of the 200,506 shares owned by Sizemore Enterprises, a General Partnership in which Mr. Sizemore is a general partner.

Information with respect to the number of shares of Torotel common stock beneficially owned by management as of January 12, 2005, is shown below.

Name and Address of Beneficial Owner	Amount Beneficially Owned		Percent of Class
Dale H. Sizemore, Jr.	214,779	(a)	4.2%
Chairman of the Board, President and
Chief Executive Officer of Torotel
620 North Lindenwood Dr.
Olathe, KS 66062
H. James Serrone	6,916		0.1%
Director, Vice President of Finance, Secretary
and Chief Financial Officer of Torotel
620 North Lindenwood Dr.
Olathe, KS 66062

(a)           Dale H. Sizemore, Jr.’s direct ownership is 130,964 shares. Mr. Sizemore’s beneficial ownership includes 33,688 shares owned by Mr. Sizemore as trustee for his children, and 50,127 shares that are equivalent to 25% of the 200,506 shares owned by Sizemore Enterprises, a General Partnership in which Mr. Sizemore is a general partner.

ITEM 12.   Certain Relationships and Related Transactions

Indebtedness to Shareholders

On March 28, 2002, Torotel entered into a $750,000 promissory note with the Caloyeras Family Partnership, whose members beneficially own and control 49% of the outstanding common shares of Torotel. Under the terms of the note, the outstanding balance bears interest at a rate of 7% per annum and requires quarterly interest-only payments of $13,125. The note has a maturity date of March 28, 2007, and is collateralized by the common stock owned by Torotel in Apex and Electronika. As of April 30, 2004, the outstanding principal balance was $750,000. Proceeds from the loan were used to acquire an equity interest in Apex (see Note N of Notes to Consolidated Financial Statements).

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

Related Transactions

The Caloyeras family presently controls 49% of Torotel’s outstanding common shares. For the year ended April 30, 2004, Electronika, a wholly-owned subsidiary of Torotel, incurred costs of $104,000 for goods purchased pursuant to a Manufacturing Agreement with Magnetika, Inc., a corporation owned by Peter B. Caloyeras and his family. Of the amount purchased, $4,000 was due and payable as of April 30, 2004.

ITEM 13.   Exhibits and Reports on Form 8-K

(a)           Exhibits (Electronic Filing Only)

Exhibit 3.1	Articles of Incorporation (incorporated by reference to Exhibit 3 of Form 10-QSB filed with the SEC on March 13, 2000)
Exhibit 3.2	By-laws (incorporated by reference to Exhibit 4 of Form 10-KSB filed with the SEC on September 9, 1999)
Exhibit 10.1	Form of Employment Agreement (incorporated by reference to Exhibit 10.1 of Form 10-KSB filed with the SEC on July 28, 2003)
Exhibit 10.2	Manufacturing Agreement with Magnetika, Inc. (incorporated by Reference to Exhibit 8.4 of Form 8-K filed with the SEC on April 15, 2002)
Exhibit 10.3	Secured Promissory Note Payable to Caloyeras Family Partnership (incorporated by reference to Exhibit 5 of Form 8-K filed with the SEC on April 17, 2002)
Exhibit 14	Code of Ethics for Directors, Executive Officers, Significant Employees
Exhibit 21	Subsidiaries of the Registrant
Exhibit 31.1	Officer Certification
Exhibit 31.2	Officer Certification
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8–K

There was one report filed on Form 8–K during the fourth quarter of the year ended April 30, 2004. The current report on Form 8–K, filed March 17, 2004, reported Torotel’s news release announcing its results for the third quarter ended January 31, 2004. The report included condensed statements of operations for the three and nine-month periods ended January 31, 2004.

ITEM 14.   Principal Accountant Fees and Services

Audit Fees

Grant Thornton LLP billed the Corporation aggregate fees of $52,000 and $50,500 for professional services rendered for the audit of the Corporation’s annual consolidated financial statements for the fiscal years ended April 30, 2004 and 2003, respectively, and for reviews of the consolidated financial statements included in the Corporation’s quarterly reports on Form 10-QSB for the first three quarters of fiscal 2004 and 2003.

Audit-Related Fees

Grant Thornton LLP billed the Corporation aggregate fees of $6,857 for professional services rendered in connection with new accounting rules and disclosure requirements in fiscal 2003.

Tax Fees

Grant Thornton LLP billed the Corporation aggregate fees of $11,561 and $6,619 for professional services rendered in connection with tax preparation, tax consultation, and statutory filings in fiscal 2004 and fiscal 2003, respectively.

All Other Fees

None.

The Board of Directors has considered whether the provision by Grant Thornton LLP of the non-audit services listed above is compatible with maintaining Grant Thornton LLP’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Torotel, Inc.
(Registrant)

By:	/s/ H. JAMES SERRONE
H. James Serrone
Vice President of Finance and Chief Financial Officer
Date: February 3, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ DALE H. SIZEMORE, JR.	By:	/s/ ANTHONY L. LEWIS
	Dale H. Sizemore, Jr. Chairman of the Board, President, Chief Executive Officer and Director		Anthony L. Lewis Director Date: February 3, 2005
Date: February 3, 2005
By:	/s/ RICHARD A. SIZEMORE	By:	/s/ STEPHEN K. SWINSON
	Richard A. Sizemore Director		Stephen K. Swinson Director
	Date: February 3, 2005		Date: February 3, 2005
By::	/s/ H. JAMES SERRONE
H. James Serrone Vice President of Finance, Chief Financial Officer, Secretary and Director
Date: February 3, 2005