Form 10QSB
period 2004-07-31
TOROTEL INC
filed 2005-04-05
CIK 98752

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2004

Commission File No. 1-8125

TOROTEL, INC.

(Exact name of small business issuer as specified in its charter)

MISSOURI	44-0610086
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

620 NORTH LINDENWOOD DRIVE, OLATHE, KANSAS  66062

(Address of principal executive offices)

(913) 747-6111

(Issuer’s telephone number)

NONE

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒   No  ☐

As of March 30, 2005, there were 5,111,590 shares of Common Stock, $.01 Par Value, outstanding.

TOROTEL, INC. AND SUBSIDIARIES

PART I.     FINANCIAL INFORMATION

Item 1.        Financial Statements

CONSOLIDATED BALANCE SHEET (Unaudited)

As of July 31, 2004

ASSETS

Current assets:
Cash	$40,000
Accounts receivable, net	587,000
Inventories	445,000
Prepaid expenses and other current assets	55,000
1,127,000

Property, plant and equipment, net	1,079,000

Real estate held for sale	248,000
Intangible assets, net	852,000
Equity investment	122,000
Other assets	27,000

$3,455,000
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$53,000
Trade accounts payable	288,000
Accrued liabilities	187,000
Accrued interest on note payable to shareholders	5,000
533,000

Long-term debt, less current maturities	1,204,000

Note payable to shareholders	750,000

Stockholders’ equity:
Common stock, at par value	52,000
Capital in excess of par value	12,362,000
Accumulated deficit	(11,241,000)
1,173,000
Less treasury stock, at cost	205,000
968,000

$3,455,000

The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended July 31,

	2004	2003
Net sales	$1,004,000	$1,078,000
Cost of goods sold	679,000	675,000

Gross profit	325,000	403,000

Operating expenses:
Engineering	52,000	45,000
Selling, general and administrative	288,000	244,000
Amortization of intangible assets	9,000	38,000

	349,000	327,000

Earnings (loss) from operations	(24,000)	76,000

Other expense (income):
Interest expense	34,000	17,000
Equity in loss of investee	28,000	26,000
	62,000	43,000

Earnings (loss) before provision for income taxes	(86,000)	33,000

Provision for income taxes	—	—

Net earnings (loss)	$(86,000)	$33,000

Basic and diluted earnings (loss) per share	$(.02)	$.01

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Three Months Ended July 31,

	2004	2003
Cash flows from operating activities:
Net earnings (loss)	$(86,000)	$33,000
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Equity in loss of investee	28,000	26,000
Depreciation and amortization	26,000	44,000
Increase (decrease) in cash flows from operations resulting from changes in:
Accounts receivable	(274,000)	(70,000)
Inventories	(118,000)	(12,000)
Prepaid expenses and other assets	(37,000)	(49,000)
Trade accounts payable	(71,000)	(21,000)
Accrued liabilities	69,000	(5,000)

Net cash used in operating activities	(463,000)	(54,000)

Cash flows from investing activities:
Capital expenditures	(16,000)	(10,000)
Apex investment costs	—	(89,000)

Net cash used in investing activities	(16,000)	(99,000)

Cash flows from financing activities:
Principal payments on long-term debt	(13,000)	(14,000)

Net cash used in financing activities	(13,000)	(14,000)

Net decrease in cash	(492,000)	(167,000)
Cash, beginning of period	532,000	701,000

Cash, end of period	$40,000	$534,000

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$34,000	$17,000
Income taxes payable	$—	$—

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation

Torotel specializes in the custom design and manufacture of a wide variety of precision magnetic components, consisting of transformers, inductors, reactors, chokes and toroidal coils, for use in commercial, industrial and military electronics.  Torotel also designs and distributes ballast transformers for the airline industry.  Approximately 97% of Torotel’s sales are derived from domestic customers.  The accompanying unaudited consolidated financial statements reflect the normal recurring adjustments, which are, in the opinion of management, necessary to present fairly Torotel’s financial position at July 31, 2004, and the results of operations for the three months ended July 31, 2004.

The financial statements contained herein should be read in conjunction with Torotel’s financial statements and related notes filed on Form 10-KSB for the year ended April 30, 2004.

Note 2 - Inventories

The components of inventories are summarized as follows:

Raw materials	$124,000
Work in process	273,000
Finished goods	48,000
$445,000

Note 3 - Income Taxes

Torotel has net operating loss carryforwards available as benefits to reduce future income taxes, subject to applicable limitations.  These operating loss carryforwards expire in various amounts in the years 2007 through 2014.

The difference between the financial and tax bases of assets and liabilities is determined quarterly.  Deferred income taxes and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income.  Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will, more likely than not, be realized.  Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets or liabilities.  The following table summarizes the components of the net deferred tax asset:

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

	2004	2003
Net earnings (loss)	$(86,000)	$33,000
Weighted average common shares outstanding	5,111,590	5,111,590
Incremental shares	—	428

Basic and diluted earnings (loss) per share	$(.02)	$.01

No incremental shares are included in the 2004 EPS calculations because of the net loss incurred in the period.

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

		2004	2003
Net earnings (loss)	As Reported	$(86,000)	$33,000
	Pro Forma	$(86,000)	$29,000

Basic and diluted earnings (loss) per share	As Reported	$(.02)	$.01
	Pro Forma	$(.02)	$.01

The fair value of the incentive stock options granted was estimated on the date of grant using the Black-Scholes options-pricing model.  The fair value of the options was determined using the following weighted average assumptions: no dividend payments over the life of the options; expected volatility of 551.0%; risk-free interest rate of 3.50%; and expected life of five years.

Stock option transactions under the 1994 Incentive Compensation Plan for each period are summarized as follows:

	2004		2003
	Weighted		Weighted
	Shares	Average	Shares	Average
	Under	Exercise	Under	Exercise
	Option	Price	Option	Price
Outstanding at beginning of period	40,000	$.37	40,000	$.37
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at end of period	40,000	$.37	40,000	$.37

Options exercisable at end of period	40,000	$.37	40,000	$.37
Weighted average fair value of options granted during the year		—		—

The following information applies to options outstanding at July 31, 2004:

Number outstanding	40,000
Range of exercise prices	$.37
Weighted average exercise price	$.37
Weighted average remaining contractual life	2.25	yrs.

Note 6 - Stock Warrants

A warrant certificate issued in May 1998 to purchase 100,000 shares of Torotel, Inc. common stock at 75 cents per share expired on May 4, 2003.  Stock warrant transactions for each period are summarized as follows:

2003
Weighted
	Shares	Average
	Under	Exercise
	Option	Price
Outstanding at beginning of period	100,000	$.75
Granted	—	—
Exercised	—	—
Forfeited	(100,000)	$.75
Outstanding at end of period	—	—

Warrants exercisable at end of period	—	—
Weighted average fair value of warrants granted during the year		—

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

		2004		2003
	Average	Gross		Gross
	Amortizable	Carrying	Accumulated	Carrying	Accumulated
	Life	Amount	Amortization	Amount	Amortization
Order backlog	1	$205,000	$205,000	$205,000	$205,000
Aircraft - ballasts	3	1,148,000	296,000	2,177,000	172,000

		$1,353,000	$501,000	$2,382,000	$377,000

The total intangible amortization expense for the three months ended July 31, 2004, was $9,000.  The estimated aggregate amortization expense for each of the next five years is as follows:

April 30,	Amount
2005	$33,000
2006	—
2007	—
2008	—
2009	—

$33,000

The carrying value of the intangible assets is supported by the estimated amount recoverable from the selling shareholders of Electronika (the Caloyeras Family Partnership).  The selling shareholders contractually guaranteed that the aggregate sales from Electronika’s existing ballast designs over the first five (5) full fiscal years, specifically fiscal years 2003-2007, would be at least $2,500,000, which based on the terms of the Manufacturing Agreement with Magnetika, Inc., would result in an aggregate gross profit of $1,500,000 before any operating expenses.  Aggregate sales since fiscal 2003 have been $933,000.

Note 8 - Equity Investment

Torotel owns 4,355,637 common shares (16.47%) of Apex Innovations, Inc. (“Apex”).  These shares were purchased at a cost of 25 cents per share.  This investment is accounted for using the equity method.  Because of Apex’s operating losses since inception, and the projected losses in the near term, Torotel reduced the carrying value of this investment at the end of fiscal 2004.

The accompanying consolidated statements of operations include a loss of $28,000 and $26,000 for the three months ended July 31, 2004 and 2003, respectively, which result from Torotel’s proportionate share of Apex’s operating results for the three months ended May 31, 2004 and 2003.  Condensed financial statements for Torotel’s investment in Apex are as follows:

Condensed Balance Sheet

May 31,
2004
Current assets	$599,000
Other assets	6,593,000
$7,192,000

Current liabilities	$945,000
Other liabilities	3,537,000
Stockholders’ equity	2,710,000
$7,192,000

Condensed Statements of Operations

	3-Mos. Ended	3-Mos. Ended
	May 31,	May 31,
	2004	2003
Net sales	$831,000	$1,343,000
Gross profit	$578,000	$563,000
Net earnings (loss)	$(172,000)	$(144,000)

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

Torotel’s management is not involved in the daily operations of Apex.  Dale H. Sizemore, Jr.,

Torotel’s chairman and chief executive officer, served as a member of Apex’s board of directors from March 2002 until his resignation in October 2004.  i-INFO is Apex’s umbrella term for a foundational system architecture of patented information management software products created by Apex primarily for government entities.  The success of Apex depends, among other things, its ability to market its products to government entities.  Because of Apex’s operating losses since inception, and the projected losses in the near term, Torotel reduced the carrying value of this investment at the end of fiscal 2004.

Business Outlook

The rate of new order bookings was up nearly 10% during the current quarter, and the order backlog was 49% higher than a year ago due to the major contract received last year for the potted coil assembly.  These increases are attributable to the high demand seen from Torotel’s military markets.  This trend is expected to continue.  Torotel’s aerospace markets, specifically the components used in retrofitting and upgrading instrumentation and communication systems in existing aircraft, remain soft but are expected to improve in the near future based on feedback from customers.  The primary factors that drive gross profit and net earnings for Torotel Products are sales volume and product mix.  The gross profits on mature products/programs and larger transformer devices tend to be higher than those which are still in the prototyping or early production stages and simpler inductor devices.  As a result, in any given accounting period the mix of product shipments between higher and lower margin jobs has a significant impact on the  gross profit and net earnings of Torotel Products.  Electronika’s net sales continue to be impacted by the soft conditions in the aerospace market and the decline in the number of active DC-8 and DC-9 aircraft.

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

Three Months Ended July 31, 2004 Compared With Three Months Ended July 31, 2003

Net sales decreased 7%.  The net sales of Torotel Products decreased 3% from $1,014,000 to $986,000.  This decrease is attributable to shipment delays, which resulted from manufacturing inefficiencies encountered with the training of new production personnel in the winding area.  The rate of new order bookings was up nearly 10% during the current quarter, and the order backlog was 49% higher than a year ago due to the major contract received last year for the potted coil assembly.  These increases are attributable to the high demand seen from Torotel’s military markets.  This trend is expected to continue.  Torotel’s aerospace markets, specifically the components used in retrofitting and upgrading instrumentation and communication systems in existing aircraft, remain soft but are expected to improve in the near future based on feedback from customers.  The net sales of Electronika decreased 72% from $64,000 to $18,000.  While Electronika’s sales have been impacted by the soft conditions in the aerospace market, the bigger impact going forward will be the decline in the number of active DC-8 and DC-9 aircraft.

Gross profit as a percentage of net sales decreased 5%.  The gross profit percentage of Torotel Products decreased 8% because of higher labor costs associated with overtime and inefficiencies encountered with the training of new production personnel in the winding area.  Electronika’s gross profit as a percentage of net sales increased 60% because of the labor and overhead savings associated with the discontinued assembly operation of Electronika-Kansas.

Engineering expenses, applicable only to Torotel Products, increased nearly 16% from $45,000 to $52,000 because of higher payroll costs associated with more hours worked by part-time personnel and higher travel and training costs.  Management does anticipate an increase in the present level of engineering expenses as the plan is to hire an additional engineer.

Selling, general and administrative (SG&A) expenses increased 18%.  The SG&A expenses of Torotel, Inc. decreased 35% from $60,000 to $39,000 primarily because of transferring the CEO’s payroll costs of $26,000 to Torotel Products.  This decrease was partially offset by a $5,000 increase in directors fees associated with two additional outside board members.  The SG&A expenses of Torotel Products increased nearly 39% from $174,000 to $241,000 primarily because of transferring the CEO’s payroll costs of $26,000 from Torotel, Inc., an $18,000 increase in payroll costs for an inside sales associate and clerical help, an $11,000 increase in training costs, a $9,000 increase in depreciation, a $6,000 increase in property taxes, and $5,000 increase in property and casualty insurance costs.  These increases were offset partially by an $8,000 decrease in professional fees.  The SG&A expenses of Electronika decreased 20% from $10,000 to $8,000 because of savings associated with the discontinued assembly operation of Electronika-Kansas.  Management does not anticipate any significant increase in the present level of SG&A expenses.

Amortization costs, entirely attributable to Electronika, decreased 76% from $38,000 to $9,000 (see Note 7 of Notes to Consolidated Financial Statements).

Interest expense increased 100%.  The interest expense of Torotel, Inc. remained unchanged at $13,000.  The interest expense of Torotel Products increased from $4,000 to $21,000 because of a higher debt balance associated with the building purchase in March 2004.

Equity in loss of investee was $26,000 compared with $28,000 in the prior year (see Note 8 of Notes to Consolidated Financial Statements).

For the reasons discussed above, the consolidated pretax earnings decreased from $33,000 to a loss of $86,000.  The pretax loss of Torotel, Inc. decreased from $99,000 to $80,000.  The pretax earnings of Torotel Products decreased from $179,000 to breakeven.  The pretax earnings of Electronika increased from a loss of $47,000 to a loss of $6,000.

Liquidity and Capital Resources

The table below presents the summary of cash flow for the three month periods indicated.

	2004	2003
Net cash used in operating activities	$(463,000)	$(54,000)
Net cash used in investing activities	$(16,000)	$(99,000)
Net cash used in financing activities	$(13,000)	$(14,000)

Net cash used in operating activities fluctuates between periods primarily as a result of differences in operating earnings, the timing of shipments and the collection of accounts receivable, changes in inventory, level of sales and payment of accounts payable.  The decrease in net cash used in investing activities is primarily because of the additional $89,000 investment made in Apex in 2003.  Capital expenditures were $16,000 during the first quarter of fiscal 2005.  Management anticipates approximately $24,000 in capital expenditures during the balance of fiscal 2005.  Net cash used in financing activities is because of payments on long-term debt.  Management believes that the projected cash flow generated from operations, combined with its existing cash balances, will be sufficient to meet its funding requirements for the foreseeable future.  Torotel does have a $200,000 bank line of credit available, which could be utilized, if required, to help fund growth.

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

PART II.    OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

a)	Exhibits

	Exhibit 31.1	Officer Certification
	Exhibit 31.2	Officer Certification
	Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K	There were no reports filed on Form 8-K during the three months ended July 31, 2004.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Torotel, Inc.
(Registrant)

/s/ Dale H. Sizemore, Jr.
Dale H. Sizemore, Jr.
Chief Executive Officer
Date:	March 30, 2005

/s/ H. James Serrone
H. James Serrone
Chief Financial Officer
Date:	March 30, 2005