Form 10QSB
period 2004-10-31
TOROTEL INC
filed 2005-04-21
CIK 98752

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2004

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

Yes  ☒    No  ☐

As of April 8, 2005, there were 5,111,590 shares of Common Stock, $.01 Par Value, outstanding.

TOROTEL, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

CONSOLIDATED BALANCE SHEET (Unaudited)

As of October 31, 2004

ASSETS

Current assets:
Cash	$47,000
Accounts receivable, net	575,000
Inventories	401,000
Prepaid expenses and other current assets	31,000
1,054,000

Property, plant and equipment, net	1,070,000

Real estate held for sale	248,000
Intangible assets, net	825,000
Equity investment	74,000
Other assets	24,000

$3,295,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$54,000
Trade accounts payable	212,000
Accrued liabilities	153,000
Accrued interest on note payable to shareholders	5,000
424,000

Long-term debt, less current maturities	1,190,000

Note payable to shareholders	750,000

Stockholders’ equity:
Common stock, at par value	52,000
Capital in excess of par value	12,362,000
Accumulated deficit	(11,278,000)
1,136,000
Less treasury stock, at cost	205,000
931,000

$3,295,000

The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Six Months Ended October 31,

	2004	2003
Net sales	$2,172,000	$2,197,000
Cost of goods sold	1,450,000	1,381,000

Gross profit	722,000	816,000

Operating expenses:
Engineering	102,000	94,000
Selling, general and administrative	562,000	491,000
Amortization of intangible assets	36,000	77,000
	700,000	662,000

Earnings from operations	22,000	154,000

Other expense (income):
Interest expense	69,000	35,000
Equity in loss of investee	76,000	68,000
	145,000	103,000

Earnings (loss) before provision for income taxes	(123,000)	51,000

Provision for income taxes	—	—

Net earnings (loss)	$(123,000)	$51,000

Basic and diluted earnings (loss) per share	$(.02)	$.01

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended October 31,

	2004	2003
Net sales	$1,168,000	$1,119,000
Cost of goods sold	771,000	706,000

Gross profit	397,000	413,000

Operating expenses:
Engineering	50,000	49,000
Selling, general and administrative	274,000	247,000
Amortization of intangible assets	27,000	39,000
	351,000	335,000

Earnings from operations	46,000	78,000

Other expense (income):
Interest expense	35,000	18,000
Equity in loss of investee	48,000	42,000
	83,000	60,000

Earnings (loss) before provision for income taxes	(37,000)	18,000

Provision for income taxes	—	—

Net earnings (loss)	$(37,000)	$18,000

Basic and diluted earnings (loss) per share	$—	$—

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Six Months Ended October 31,

	2004	2003
Cash flows from operating activities:
Net earnings (loss)	$(123,000)	$51,000
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Equity in loss of investee	76,000	68,000
Depreciation and amortization	68,000	89,000
Increase (decrease) in cash flows from operations resulting from changes in:
Accounts receivable	(262,000)	(179,000)
Inventories	(74,000)	(69,000)
Prepaid expenses and other assets	(10,000)	(36,000)
Trade accounts payable	(147,000)	33,000
Accrued liabilities	35,000	(27,000)

Net cash provided by (used in) operating activities	(437,000)	(70,000)

Cash flows provided by (used in) investing activities:
Capital expenditures	(22,000)	(24,000)
Apex investment costs	—	(89,000)

Net cash used in investing activities	(22,000)	(113,000)

Cash flows from financing activities:
Principal payments on long-term debt	(26,000)	(27,000)

Net cash used in financing activities	(26,000)	(27,000)

Net increase (decrease) in cash	(485,000)	(210,000)
Cash, beginning of period	532,000	701,000

Cash, end of period	$47,000	$491,000

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$69,000	$35,000
Income taxes payable	$—	$—

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation

Torotel specializes in the custom design and manufacture of a wide variety of precision magnetic components, consisting of transformers, inductors, reactors, chokes and toroidal coils, for use in commercial, industrial and military electronics.  Torotel also designs and distributes ballast transformers for the airline industry.  Approximately 97% of Torotel’s sales are derived from domestic customers.  The accompanying unaudited consolidated financial statements reflect the normal recurring adjustments, which are, in the opinion of management, necessary to present fairly Torotel’s financial position at October 31, 2004, and the results of operations for the six months ended October 31, 2004.

The financial statements contained herein should be read in conjunction with Torotel’s financial statements and related notes filed on Form 10-KSB for the year ended April 30, 2004.

Note 2 - Inventories

The components of inventories are summarized as follows:

Raw materials	$110,000
Work in process	223,000
Finished goods	68,000
$401,000

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

Year-to-Date EPS Calculations

	2004	2003
Net earnings (loss)	$(123,000)	$51,000
Weighted average common shares outstanding	5,111,590	5,111,590
Incremental shares	—	1,104

Basic and diluted earnings (loss) per share	$(.02)	$.01

No incremental shares are included in the 2004 EPS calculations because of the net loss incurred in the period.

Quarterly EPS Calculations

	2004	2003
Net earnings (loss)	$(37,000)	$18,000
Weighted average common shares outstanding	5,111,590	5,111,590
Incremental shares	—	1,757

Basic and diluted earnings (loss) per share	$—	$—

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

Stock-Based Compensation, Torotel’s operating results would have been reduced to the pro forma amounts indicated below.

Year-to-Date

		2004	2003
Net earnings (loss)	As Reported	$(123,000)	$51,000
	Pro Forma	$(123,000)	$47,000

Basic and diluted earnings (loss) per share	As Reported	$(.02)	$.01
	Pro Forma	$(.02)	$.01

Quarterly

		2004	2003
Net earnings (loss)	As Reported	$(37,000)	$18,000
	Pro Forma	$(37,000)	$18,000

Basic and diluted earnings (loss) per share	As Reported	$—	$—
	Pro Forma	$—	$—

The fair value of the incentive stock options granted was estimated on the date of grant using the Black-Scholes options-pricing model.  The fair value of the options was determined using the following weighted average assumptions: no dividend payments over the life of the options; expected volatility of 551.0%; risk-free interest rate of 3.50%; and expected life of five years.

Stock option transactions under the 1994 Incentive Compensation Plan for each period are summarized as follows:

	2004		2003
	Weighted Shares Under Option	Average Exercise Price	Weighted Shares Under Option	Average Exercise Price
Outstanding at beginning of period	40,000	$.37	40,000	$.37
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at end of period	40,000	$.37	40,000	$.37

Options exercisable at end of period	40,000	$.37	40,000	$.37
Weighted average fair value of options granted during the year		—		—

The following information applies to options outstanding at October 31, 2004:

Number outstanding	40,000
Range of exercise prices	$.37
Weighted average exercise price	$.37
Weighted average remaining contractual life	2.00 yrs.

Note 6 - Stock Warrants

A warrant certificate issued in May 1998 to purchase 100,000 shares of Torotel, Inc. common stock at 75 cents per share expired on May 4, 2003.  Stock warrant transactions for each period are summarized as follows:

	2004		2003
	Weighted Shares Under Option	Average Exercise Price	Weighted Shares Under Option	Average Exercise Price
Outstanding at beginning of period	—	—	100,000	$.75
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	(100,000)	$.75
Outstanding at end of period	—	—	—	—

Warrants exercisable at end of period	—	—	—	—
Weighted average fair value of warrants granted during the year		—		—

Note 7 - Amortization of Intangibles

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset based on Torotel’s reassessment of previously recognized intangible assets and their remaining amortization lives in accordance with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets:

		2004		2003
	Average Amortizable Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Order backlog	1	$205,000	$205,000	$205,000	$205,000
Aircraft - ballasts	3	1,148,000	323,000	2,177,000	172,000
		$1,353,000	$528,000	$2,382,000	$377,000

The total intangible amortization expense for the six months ended October 31, 2004, was $36,000.  The estimated aggregate amortization expense for each of the next five years is as follows:

April 30,	Amount
2005	$91,000
2006	63,000
2007	42,000
2008	—
2009	—

$196,000

The carrying value of the intangible assets is supported by the estimated amount recoverable from the selling shareholders of Electronika (the Caloyeras Family Partnership).  The selling shareholders contractually guaranteed that the aggregate sales from Electronika’s existing ballast designs over the first five (5) full fiscal years, specifically fiscal years 2003-2007, would be at least $2,500,000, which based on the terms of the

Manufacturing Agreement with Magnetika, Inc., would result in an aggregate gross profit of $1,500,000 before any operating expenses.  Aggregate sales since fiscal 2003 have been $987,000.

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

The accompanying consolidated statements of operations include a loss of $48,000 and $42,000 for the six months ended October 31, 2004 and 2003, respectively, which result from Torotel’s proportionate share of Apex’s operating results for the six months ended August 31, 2004 and 2003.  Condensed financial statements for Torotel’s investment in Apex are as follows:

Condensed Balance Sheet

August 31, 2004
Current assets	$717,000
Other assets	6,662,000
$7,379,000

Current liabilities	$1,537,000
Other liabilities	3,420,000
Stockholders’ equity	2,422,000
$7,379,000

Condensed Statements of Operations

	6-Mos. Ended August 31, 2004	6-Mos. Ended August 31, 2003	3-Mos. Ended August 31, 2004	3-Mos Ended August 31, 2003
Net sales	$1,422,000	$2,485,000	$591,000	$1,142,000
Gross profit	$1,045,000	$1,022,000	$467,000	$459,000
Net loss	$(460,000)	$(383,000)	$(288,000)	$(239,000)

Note 9 – Stock Appreciation Rights (SARs)

On September 10, 2004, the board of directors of Torotel approved the Directors Stock Appreciation Rights Plan (the “Plan”) for non-employee directors.  Each SAR is equal to one share of common stock of Torotel, and the aggregate number of SARs which may be granted under the Plan shall not exceed 500,000.

The effective date of the Plan is October 1, 2004.  The SARs are accounted for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.

Pursuant to the Plan, 20,000 SARs were granted on the effective date to each of the three current non-employee directors.  The initial price at which each SAR was granted was $.35, which equals the market price of Torotel’s common stock on the date of grant.  Accordingly, no compensation cost was recognized at the time of grant, but compensation costs will be recognized in future periods in which the market price of Torotel’s common stock increases above the grant price.

SARs shall automatically be granted in the future as follows: (1) each person who is elected as a director, who was not a director on the effective date of the Plan, shall be granted 10,000 SARs on the date such person is elected a director; and (2) on each May 1 following the effective date during the term of the Plan, each person serving as a director on such date shall be granted 10,000 SARs.    After the initial grant, the price at which each SAR is granted shall be the average of the closing price of Torotel’s common stock for the ten consecutive days immediately preceding the date of grant.  Upon exercise of a SAR, Torotel will pay the grantee an amount (the “Spread”) equal to the excess of the Exercise Price over the SAR grant price multiplied by the number of shares being exercised.  The Exercise Price shall be the average of the closing price of Torotel’s common stock for the ten consecutive days immediately preceding the notice of exercise.  For any payments that exceed $10,000, Torotel has the option to make quarterly payments over three years with interest payable quarterly at the prime rate of Torotel’s primary bank.

SARs transactions for each period are summarized as follows:

	2004		2003
	Weighted SARs Under Option	Average Grant Price	Weighted SARs Under Option	Average Grant Price
Outstanding at beginning of period	—	—	—	—
Granted	60,000	$.35	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at end of period	60,000	$.35	—	—

SARs exercisable at end of period	—	—	—	—
Weighted average fair value of SARs granted during the year		—		—

The following information applies to SARs outstanding at October 31, 2004:

Number outstanding	60,000
Range of grant prices	$.35
Weighted average grant price	$.35
Weighted average remaining contractual life	9.92 yrs.

Item 2.    Management’s Discussion and Analysis or Plan of Operation

Overview

Torotel, Inc. (“Torotel”) conducts business primarily through two wholly owned subsidiaries, Torotel Products, Inc. (“Torotel Products”) and Electronika, Inc. (“Electronika”).  In addition, Torotel has a 16.47% equity interest in Apex Innovations, Inc. (“Apex”).

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

Business Outlook

The industry mix of fiscal 2005 year-to-date sales is 52% defense, 33% aerospace and 15% commercial/industrial.  This mix should continue through the balance of the fiscal year.  The rate of new order bookings did decline in the second quarter, but this decrease should be only temporary as additional military contracts are expected.  Torotel’s aerospace markets, specifically the components used in retrofitting and upgrading instrumentation and communication systems in existing aircraft, remain soft but are expected to improve in the near future based on feedback from customers.  The primary factors that drive gross profit and net earnings for Torotel Products are sales volume and product mix.  The gross profits on mature products/programs and larger transformer devices tend to be higher than those that are still in the prototyping or early production stages and simpler inductor devices.  As a result, in any given accounting period the mix of product shipments between higher and lower margin jobs has a significant impact on the gross profit and net earnings of Torotel Products.  Electronika’s net sales continue to be impacted by the soft conditions in the aerospace market and the decline in the number of active DC-8 and DC-9 aircraft.

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

Six Months Ended October 31, 2004 Compared With Six Months Ended October 31, 2003

Net sales decreased 1%.  The net sales of Torotel Products increased 2% from $2,062,000 to $2,100,000.  This increase is attributable to higher demand from Torotel’s military markets.  The net sales of Electronika decreased 47% from $135,000 to $72,000.  While Electronika’s sales have been impacted by the soft conditions in the aerospace market, the bigger impact going forward will be the decline in the number of active DC-8 and DC-9 aircraft.

Gross profit as a percentage of net sales decreased 4%.  The gross profit percentage of Torotel Products decreased nearly 8% primarily because of higher labor costs associated with overtime and inefficiencies encountered with the training of new production personnel in the winding area.  Electronika’s gross profit as a percentage of net sales increased 60% because of the labor and overhead savings associated with the discontinued assembly operation of Electronika-Kansas.

Engineering expenses, applicable only to Torotel Products, increased nearly 9% from $94,000 to $102,000 because of higher payroll costs associated with more hours worked by part-time personnel and higher travel and training costs.  Management does anticipate an increase in the present level of engineering expenses, as the plan is to hire an additional engineer.

Selling, general and administrative (SG&A) expenses increased 14%.  The SG&A expenses of Torotel, Inc. decreased 49% from $141,000 to $72,000 primarily because of transferring the CEO’s payroll costs of $55,000 to Torotel Products and a $14,000 decrease in printing costs due to the delay in processing the 2004 annual report to shareholders and proxy materials.  The SG&A expenses of Torotel Products increased 44% from $329,000 to $474,000 primarily because of transferring the CEO’s payroll costs of $55,000 from Torotel, Inc., a $37,000 increase in payroll costs for an inside sales associate and clerical help, a $17,000 increase in depreciation, a $13,000 increase in utilities costs, an $11,000 increase in training costs, an $11,000 increase in property taxes, a $7,000 increase in property and casualty insurance costs, and a $6,000 increase building maintenance and repairs.  These increases were offset partially by an $8,000 decrease in professional fees and a $4,000 decrease in payroll service costs.  The SG&A expenses of Electronika decreased 24% from $21,000 to $16,000 because of administrative costs savings associated with the discontinued assembly operation of Electronika-Kansas.  Management does not anticipate any significant increase in the present level of SG&A expenses.

Amortization costs, entirely attributable to Electronika, decreased 53% from $77,000 to $36,000 (see Note 7 of Notes to Consolidated Financial Statements).

Interest expense increased 97%.  The interest expense of Torotel, Inc. decreased from $27,000 to $26,000.  The interest expense of Torotel Products increased from $8,000 to $43,000 because of a higher debt balance associated with the building purchase in March 2004.

Equity in loss of investee was $76,000 compared with $68,000 in the prior year (see Note 8 of Notes to Consolidated Financial Statements).

For the reasons discussed above, the consolidated pretax earnings decreased from a profit of $51,000 to a loss of $123,000.  The pretax loss of Torotel, Inc. decreased from $236,000 to $174,000.  The pretax earnings of Torotel Products decreased from $391,000 to $60,000.  The pretax loss of Electronika decreased from $104,000 to $9,000.

Three Months Ended October 31, 2004 Compared With Three Months Ended October 31, 2003

Net sales increased 4%.  The net sales of Torotel Products increased 6% from $1,048,000 to $1,114,000 because of higher demand from military markets.  The net sales of Electronika decreased 24% from $71,000 to $54,000 primarily because of the decline in the number of active DC-8 and DC-9 aircraft.

Gross profit as a percentage of net sales decreased 3%.  The gross profit percentage of Torotel Products decreased 7% primarily because of higher labor costs associated with overtime and inefficiencies encountered with the training of new production personnel in the winding area.  Electronika’s gross profit as a percentage of net sales increased 60% because of the labor and overhead savings associated with the discontinued assembly operation of Electronika-Kansas.

Engineering expenses, applicable only to Torotel Products, increased slightly from $49,000 to $50,000.  Management does anticipate an increase in the present level of engineering expenses, as the plan is to hire an additional engineer.

Selling, general and administrative (SG&A) expenses increased 11%.  The SG&A expenses of Torotel, Inc. decreased 59% from $81,000 to $33,000 primarily because of transferring the CEO’s payroll costs of $27,000 to Torotel Products, a $16,000 decrease in printing costs due to the delay in processing the 2004 annual report to shareholders and proxy materials, a $2,000 decrease in directors fees, and a $1,000 decrease each in investor relations costs, liability insurance, and professional fees.  The SG&A expenses of Torotel Products increased 51% from $155,000 to $234,000 primarily because of transferring the CEO’s payroll costs of $27,000 from Torotel, Inc., a $19,000 increase in payroll costs for an inside sales associate and clerical help, an $8,000 increase in depreciation costs, a $6,000 increase in utilities costs, a $6,000 increase in property taxes, a $5,000 increase in repair and maintenance costs, a $3,000 increase in property and casualty insurance costs, a $2,000 increase in travel costs, a $2,000 increase in equipment rentals, and a $1,000 increase in bank charges.  The SG&A expenses of Electronika decreased 27% from $11,000 to $8,000 because of administrative costs savings associated with the discontinued assembly operation of Electronika-Kansas.  Management does not anticipate any significant increase in the present level of SG&A expenses.

Amortization costs, entirely attributable to Electronika, decreased  31% from $39,000 to $27,000 (see Note 7 of Notes to Consolidated Financial Statements).

Interest expense increased 94%.  The interest expense of Torotel, Inc. decreased slightly from $14,000 to $13,000.  The interest expense of Torotel Products increased from $4,000 to $22,000 because of a higher debt balance associated with the building purchase in March 2004.

Equity in loss of investee was $48,000 compared with $42,000 (see Note 8 of Notes to Consolidated Financial Statements).

For the reasons discussed above, the consolidated pretax earnings decreased from a profit of $18,000 to a loss of $37,000.  The pretax loss of Torotel, Inc. decreased from $137,000 to $94,000.  The pretax earnings of Torotel Products decreased from $212,000 to $60,000.  The pretax loss of Electronika decreased from $57,000 to $3,000.

Liquidity and Capital Resources

The table below presents the summary of cash flow for the six-month periods indicated.

	2004	2003
Net cash used in operating activities	$(437,000)	$(70,000)
Net cash used in investing activities	$(22,000)	$(113,000)
Net cash used in financing activities	$(26,000)	$(27,000)

Net cash used in operating activities fluctuates between periods primarily as a result of differences in operating earnings, the timing of shipments and the collection of accounts receivable, changes in inventory, level of sales and payment of accounts payable.  The decrease in net cash used in investing activities is primarily because of the additional $89,000 investment made in Apex in 2003.  Capital expenditures were $22,000 during the first half of fiscal 2005.  Management anticipates approximately $18,000 in capital expenditures during the balance of fiscal 2005.  Net cash used in financing activities is because of payments on long-term debt.  Management believes that the projected cash flow generated from operations, combined with its existing cash balances, will be sufficient to meet its funding requirements for the foreseeable future.  Torotel does have a $200,000 bank line of credit available, which could be utilized, if required, to help fund growth.

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

Item 3.    Controls and Procedures

Torotel’s Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures.  Such officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that Torotel’s disclosure controls and procedures are effective to ensure that information required to be disclosed in this report is accumulated and communicated to Torotel’s management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.  The Certifying Officers also have indicated that there were no changes in Torotel’s internal controls during the reporting period.

PART II.      OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

a)                          Exhibits

Exhibit 10.4	Directors Stock Appreciation Rights Plan
Exhibit 31.1	Officer Certification
Exhibit 31.2	Officer Certification
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)                   Reports on Form 8-K       There were no reports filed on Form 8-K during the three months ended October 31, 2004.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Torotel, Inc.
(Registrant)

/s/ Dale H. Sizemore, Jr.
Dale H. Sizemore, Jr.
Chief Executive Officer
Date: April 8, 2005

/s/ H. James Serrone
H. James Serrone
Chief Financial Officer
Date: April 8, 2005