Form 10QSB
period 2005-01-31
TOROTEL INC
filed 2005-05-11
CIK 98752

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2005

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

Yes ☒   No ☐

As of April 26, 2005, there were 5,111,590 shares of Common Stock, $.01 Par Value, outstanding.

TOROTEL, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

CONSOLIDATED BALANCE SHEET (Unaudited)

As of January 31, 2005

ASSETS

Current assets
Cash	$140,000
Accounts receivable, net	598,000
Inventories	361,000
Prepaid expenses and other current assets	20,000
1,119,000

Property, plant and equipment, net	1,062,000

Real estate held for sale	248,000
Intangible assets, net	797,000
Equity investment	11,000
Other assets	21,000

$3,258,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current maturities of long-term debt	$54,000
Trade accounts payable	113,000
Accrued liabilities	228,000
Accrued interest on note payable to shareholders	5,000
400,000

Long-term debt, less current maturities	1,177,000

Note payable to stockholders	750,000

Stockholders’ equity
Common stock, at par value	52,000
Capital in excess of par value	12,362,000
Accumulated deficit	(11,278,000)
1,136,000
Less treasury stock, at cost	205,000
931,000

$3,258,000

The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Nine Months Ended January 31,

	2005	2004
Net sales	$3,297,000	$3,203,000
Cost of goods sold	2,103,000	2,005,000

Gross profit	1,194,000	1,198,000

Operating expenses
Engineering	152,000	143,000
Selling, general and administrative	859,000	734,000
Amortization of intangible assets	64,000	115,000
	1,075,000	992,000

Earnings from operations	119,000	206,000

Other expense (income)
Interest expense	102,000	53,000
Equity in loss of investee	139,000	178,000
Impairment of intangible assets	—	610,000
Gain on settlement of debt	—	(440,000)
Other, net	1,000	1,000
	242,000	402,000

Loss before provision for income taxes	(123,000)	(196,000)

Provision for income taxes	—	7,000

Net loss	$(123,000)	$(203,000)

Basic and diluted loss per share	$(.02)	$(.04)

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended January 31,

	2005	2004
Net sales	$1,125,000	$1,006,000
Cost of goods sold	653,000	624,000

Gross profit	472,000	382,000

Operating expenses
Engineering	50,000	49,000
Selling, general and administrative	297,000	243,000
Amortization of intangible assets	28,000	38,000
	375,000	330,000

Earnings from operations	97,000	52,000

Other expense (income)
Interest expense	33,000	18,000
Equity in loss of investee	63,000	110,000
Impairment of intangible assets	—	610,000
Gain on settlement of debt	—	(440,000)
Other, net	1,000	1,000
	97,000	299,000

Earnings (loss) before provision for income taxes	—	(247,000)

Provision for income taxes	—	7,000
Net earnings (loss)	$—	$(254,000)

Basic and diluted earnings (loss) per share	$.00	$(.05)

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Nine Months Ended January 31,

	2005	2004
Cash flows from operating activities
Net loss	$(123,000)	$(203,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Loss on equity in loss of investee	139,000	178,000
Impairment of intangible assets	—	610,000
Gain on settlements of debt	—	(440,000)
Depreciation and amortization	113,000	132,000
Disposition of assets	1,000	—
Increase (decrease in cash flows from operations) resulting from changes in
Accounts receivable	(285,000)	(14,000)
Inventories	(34,000)	(99,000)
Prepaid expenses and other assets	4,000	(26,000)
Trade accounts payable	(246,000)	(42,000)
Accrued liabilities	110,000	(15,000)

Net cash provided by (used in) operating activities	(321,000)	81,000

Cash flows from investing activities
Capital expenditures	(32,000)	(27,000)
Apex acquisition costs	—	(89,000)

Net cash used in investing activities	(32,000)	(116,000)

Cash flows from financing activities
Principal payments on long-term debt	(39,000)	(41,000)

Net cash used in financing activities	(39,000)	(41,000)

Net increase (decrease) in cash	(392,000)	(76,000)
Cash, beginning of period	532,000	701,000

Cash, end of period	$140,000	$625,000

Supplemental disclosures of cash flow Information
Cash paid during the period for
Interest	$102,000	$53,000
Income taxes	$—	$7,000

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation

Torotel specializes in the custom design and manufacture of a wide variety of precision magnetic components, consisting of transformers, inductors, reactors, chokes and toroidal coils, for use in commercial, industrial and military electronics.  Torotel also designs and distributes ballast transformers for the airline industry.  Approximately 97% of Torotel’s sales are derived from domestic customers.  The accompanying unaudited consolidated financial statements reflect the normal recurring adjustments, which are, in the opinion of management, necessary to present fairly Torotel’s financial position at January 31, 2005, and the results of operations for the nine months ended January 31, 2005.

The financial statements contained herein should be read in conjunction with Torotel’s financial statements and related notes filed on Form 10-KSB for the year ended April 30, 2004.

Note 2 - Inventories

                The components of inventories are summarized as follows:

Raw materials	$78,000
Work in process	216,000
Finished goods	67,000
$361,000

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

Year-to-Date EPS Calculations

	2005	2004
Net loss	$(123,000)	$(203,000)
Weighted average common shares outstanding	5,111,590	5,111,590
Incremental shares	—	—

Basic and diluted loss per share	$(.02)	$(.04)

No incremental shares are included in the Year-to-Date EPS calculations because of the net loss incurred in each of the periods.

Quarterly EPS Calculations

	2005	2004
Net earnings (loss)	$—	$(254,000)
Weighted average common shares outstanding	5,111,590	5,111,590
Incremental shares	—	—

Basic and diluted loss per share	$.00	$(.05)

No incremental shares are included in the 2005 Quarterly EPS calculation because the market price of Torotel’s common stock being lower than the exercise price of the stock equivalents under contract.

No incremental shares are included in the 2004 Quarterly EPS calculations because of the net loss incurred in the period.

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

Year-to-Date

		2005	2004
Net loss	As Reported	$(123,000)	$(203,000)
	Pro Forma	$(123,000)	$(207,000)

Basic and diluted loss per share	As Reported	$(.02)	$(.04)
	Pro Forma	$(.02)	$(.04)

Quarterly

		2005	2004
Net earnings (loss)	As Reported	$—	$(254,000)
	Pro Forma	$—	$(254,000)

Basic and diluted earnings (loss) per share	As Reported	$.00	$(.05)
	Pro Forma	$.00	$(.05)

The fair value of the incentive stock options granted was estimated on the date of grant using the Black-Scholes options-pricing model.  The fair value of the options was determined using the following weighted average assumptions: no dividend payments over the life of the options; expected volatility of 551.0%; risk-free interest rate of 3.50%; and expected life of five years.

Stock option transactions under the 1994 Incentive Compensation Plan for each period are summarized as follows:

	2005		2004
	Weighted		Weighted
	Shares	Average	Shares	Average
	Under	Exercise	Under	Exercise
	Option	Price	Option	Price
Outstanding at beginning of period	40,000	$.37	40,000	$.37
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at end of period	40,000	$.37	40,000	$.37

Options exercisable at end of period	40,000	$.37	40,000	$.37
Weighted average fair value of options granted during the year		—		—

The following information applies to options outstanding at January 31, 2005:

Number outstanding	40,000
Range of exercise prices	$.37
Weighted average exercise price	$.37
Weighted average remaining contractual life	1.75 yrs.

Note 6 - Stock Warrants

A warrant certificate issued in May 1998 to purchase 100,000 shares of Torotel, Inc. common stock at 75 cents per share expired on May 4, 2003.  Stock warrant transactions for each period are summarized as follows:

	2005		2004
	Weighted		Weighted
	Shares	Average	Shares	Average
	Under	Exercise	Under	Exercise
	Option	Price	Option	Price
Outstanding at beginning of period	—	—	100,000	$.75
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	(100,000)	$.75
Outstanding at end of period	—	—	—	—

Warrants exercisable at end of period	—	—	—	—
Weighted average fair value of warrants granted during the year		—		—

Note 7 - Amortization of Intangibles

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset based on Torotel’s reassessment of previously recognized intangible assets and their remaining amortization lives in accordance with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets:

		2005		2004
	Average	Gross		Gross
	Amortizable	Carrying	Accumulated	Carrying	Accumulated
	Life	Amount	Amortization	Amount	Amortization
Order backlog	1	$205,000	$205,000	$205,000	$205,000
Aircraft - ballasts	3	1,148,000	351,000	1,348,000	249,000

		$1,353,000	$556,000	$1,553,000	$454,000

The total intangible amortization expense for the nine months ended January 31, 2005, was $64,000.  The estimated aggregate amortization expense for each of the next five years is as follows:

April 30,	Amount
2005	$91,000
2006	63,000
2007	42,000
2008	—
2009	—

$196,000

The carrying value of the intangible assets is supported by the estimated amount recoverable from the selling shareholders of Electronika (the Caloyeras Family Partnership).  The selling shareholders contractually guaranteed that the aggregate sales from Electronika’s existing ballast designs over the first five (5) full fiscal years, specifically fiscal years 2003-2007, would be at least $2,500,000, which based on the terms of the Manufacturing Agreement with Magnetika, Inc., would result in an aggregate gross profit of $1,500,000 before any operating expenses.  Aggregate sales since fiscal 2003 have been $1,057,000.

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

The accompanying consolidated statements of operations include a loss of $139,000 and $178,000 for the nine months ended January 31, 2005 and 2004, respectively, which result from Torotel’s proportionate share of Apex’s operating results for the nine months ended November 30, 2004 and 2003.  Condensed financial statements for Torotel’s investment in Apex are as follows:

Condensed Balance Sheet

November 30,
2004
Current assets	$477,000
Other assets	6,696,000
$7,173,000

Current liabilities	$1,564,000
Other liabilities	3,318,000
Stockholders’ equity	2,291,000
$7,173,000

Condensed Statements of Operations

	9-Mos. Ended	9-Mos. Ended	3-Mos. Ended	3-Mos Ended
	November 30,	November 30,	November 30,	November 30,
	2004	2003	2004	2003
Net sales	$1,870,000	$3,395,000	$448,000	$910,000
Gross profit	$1,348,000	$1,257,000	$303,000	$235,000
Net loss	$(842,000)	$(1,001,000)	$(382,000)	$(618,000)

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

SARs shall automatically be granted in the future as follows: (1) each person who is elected as a director, who was not a director on the effective date of the Plan, shall be granted 10,000 SARs on the date such person is elected a director; and (2) on each May 1 following the effective date during the term of the Plan, each person serving as a director on such date shall be granted 10,000 SARs.    After the intitial grant, the price at which each SAR is granted  shall be the average of the closing price of Torotel’s common stock for the ten consecutive days immediately preceding the date of grant.  Upon exercise of a SAR, Torotel will pay the grantee an amount (the “Spread”) equal to the excess of the Exercise Price over the SAR grant price multiplied by the number of shares being exercised.  The Exercise Price shall be the average of the closing price of Torotel’s common stock for the ten consecutive days immediately preceding the notice of exercise.  For any payments that exceed $10,000, Torotel has the option to make quarterly payments over three years with interest payable quarterly at the prime rate of Torotel’s primary bank.

SARs transactions for each period are summarized as follows:

	2005		2004
	Weighted		Weighted
	SARs	Average	SARs	Average
	Under	Grant	Under	Grant
	Option	Price	Option	Price
Outstanding at beginning of period	—	—	—	—
Granted	60,000	$.35	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at end of period	60,000	$.35	—	—

SARs exercisable at end of period	—	—	—	—
Weighted average fair value of
SARs granted during the year		—		—

The following information applies to SARs outstanding at January 31, 2005:

Number outstanding	60,000
Range of grant prices	$.35
Weighted average grant price	$.35
Weighted average remaining contractual life	9.67 yrs.

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

Business Outlook

The industry mix of fiscal 2005 year-to-date sales is 52% defense, 33% aerospace and 15% commercial/industrial.  This mix should continue through the balance of the fiscal year.  The rate of new order bookings did decline in the second fiscal quarter, but January bookings were significantly better and this trend should continue over the next few months as additional military contracts are expected.  Torotel’s aerospace markets, specifically the components used in retrofitting and upgrading instrumentation and communication systems in existing aircraft, have started to generate some activity, which contributed to higher sales in the third fiscal quarter.  The primary factors that drive gross profit and net earnings for Torotel Products are sales volume and product mix.  The gross profits on mature products/programs and larger transformer devices tend to be higher than those that are still in the prototyping or early production stages and simpler inductor devices.  As a result, in any given accounting period the mix of product shipments between higher and lower margin jobs has a significant impact on the gross profit and net earnings of Torotel Products.  Electronika’s net sales continue to be impacted by the decline in the number of active DC-8 and DC-9 aircraft.

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

Nine Months Ended January 31, 2005 Compared With Nine Months Ended January 31, 2004

Net sales increased 3%. The net sales of Torotel Products increased nearly 6% from $2,992,000 to $3,155,000. This increase was attributable to higher demand from Torotel’s military markets. The net sales of Electronika decreased 33% from $211,000 to $142,000. While Electronika’s sales have been impacted by the soft conditions in the aerospace market, the bigger impact going forward will be the decline in the number of active DC-8 and DC-9 aircraft.

Gross profit as a percentage of net sales decreased 1%.  The gross profit percentage of Torotel Products decreased 5% primarily because of higher labor costs in the first half of the year associated with overtime and inefficiencies encountered with the training of new production personnel in the winding area.

Electronika’s gross profit as a percentage of net sales increased 60% because of the labor and overhead savings associated with the discontinued assembly operation of Electronika-Kansas.

Engineering expenses, applicable only to Torotel Products, increased 6% from $143,000 to $152,000 because of higher payroll costs associated with more hours worked by part-time personnel and higher travel and training costs.  Management does anticipate an increase in the present level of engineering expenses, as the plan is to hire an additional engineer.

Selling, general and administrative (SG&A) expenses increased 17%.  The SG&A expenses of Torotel, Inc. decreased 46% from $207,000 to $112,000 primarily because of transferring the CEO’s payroll costs of $81,000 to Torotel Products and a $14,000 decrease in printing costs due to the delay in processing the 2004 annual report to shareholders and proxy materials.  The SG&A expenses of Torotel Products increased 46% from $494,000 to $723,000 primarily because of transferring the CEO’s payroll costs of $81,000 from Torotel, Inc., a $67,000 increase in payroll costs for an inside sales associate and clerical help, a $26,000 increase in depreciation, an $18,000 increase in property taxes, a $12,000 increase in utilities costs, an $11,000 increase building maintenance and repairs, an $8,000 increase in property and casualty insurance costs, and a $6,000 increase in training costs.  The SG&A expenses of Electronika decreased 27% from $33,000 to $24,000 because of administrative costs savings associated with the discontinued assembly operation of Electronika-Kansas.  Management does not anticipate any significant increase in the present level of SG&A expenses.

Amortization costs, entirely attributable to Electronika, decreased 44% from $115,000 to $64,000 (see Note 7 of Notes to Consolidated Financial Statements).

Interest expense increased 92%.  The interest expense of Torotel, Inc. decreased 5% from $41,000 to $39,000 because of a lower debt balance.  The interest expense of Torotel Products increased from $12,000 to $63,000 because of a higher debt balance associated with the building purchase in March 2004.

Equity in loss of investee was $139,000 compared to $178,000 in the prior year (see Note 8 of Notes to Consolidated Financial Statements).

Impairment costs, entirely attributable to Electronika, decreased $610,000 because of no impairment charges incurred in fiscal 2005.

Gain on settlement of debt decreased because of the $440,000 gain in 2004 that resulted from the dissolution of East Coast Holdings, Inc., a wholly-owned subsidiary of Torotel, and its remaining liabilities.

For the reasons discussed above, the consolidated pretax loss decreased from $196,000 to $123,000.  The pretax earnings of Torotel, Inc. decreased from a profit of $14,000 to a loss of $290,000.  The pretax earnings of Torotel Products decreased from $555,000 to $170,000.  The pretax loss of Electronika decreased from $765,000 to $3,000.

Three Months Ended January 31, 2005 Compared With Three Months Ended January 31, 2004

Net sales increased 12%.  The net sales of Torotel Products increased 13% from $930,000 to $1,055,000.  This increase was attributable to higher demand from Torotel’s aerospace and industrial markets.  The net sales of Electronika decreased 8% from $76,000 to $70,000 primarily because of the decline in the number of active DC-8 and DC-9 aircraft.

Gross profit as a percentage of net sales increased 4%.  The gross profit percentage of Torotel Products decreased slightly.  Electronika’s gross profit as a percentage of net sales increased 60% because of the labor and overhead savings associated with the discontinued assembly operation of Electronika-Kansas.

Engineering expenses, applicable only to Torotel Products, increased slightly from $49,000 to $50,000.  Management does anticipate an increase in the present level of engineering expenses, as the plan is to hire an additional engineer.

Selling, general and administrative (SG&A) expenses increased 22%.  The SG&A expenses of Torotel, Inc. decreased 39% from $66,000 to $40,000 primarily because of transferring the CEO’s payroll costs to Torotel Products.  The SG&A expenses of Torotel Products increased 51% from $165,000 to $249,000 primarily because of transferring the CEO’s payroll costs of $26,000 from Torotel, Inc., a $26,000 increase in payroll costs for an inside sales associate and clerical help, a $9,000 increase in depreciation costs, a $7,000 increase in property taxes, a $5,000 increase in professional fees, a $3,000 increase in employee benefits costs, a $3,000 increase in repair and maintenance costs, a $2,000 increase in customer fast-pay discounts, a $2,000 increase in travel costs, and a $1,000 increase in bank charges.  The SG&A expenses of Electronika decreased 33% from $12,000 to $8,000 because of administrative costs savings associated with the discontinued assembly operation of Electronika-Kansas.  Management does not anticipate any significant increase in the present level of SG&A expenses.

Amortization costs, entirely attributable to Electronika, decreased 26% from $38,000 to $28,000 (see Note 7 of Notes to Consolidated Financial Statements).

Interest expense increased 83%.  The interest expense of Torotel, Inc. decreased 7% from $14,000 to $13,000 because of a lower debt balance.  The interest expense of Torotel Products increased from $4,000 to $20,000 because of a higher debt balance associated with the building purchase in March 2004.

Equity in loss of investee was $63,000 compared to $110,000 in the prior year (see Note 8 of Notes to Consolidated Financial Statements).

Impairment costs, entirely attributable to Electronika, decreased $610,000 because of no impairment charges incurred in fiscal 2005.

Gain on settlement of debt decreased because of the $440,000 gain in 2004 that resulted from the dissolution of East Coast Holdings, Inc., a wholly-owned subsidiary of Torotel, and its remaining liabilities.

For the reasons discussed above, the consolidated pretax earnings increased from a loss of $247,000 to breakeven.  The pretax earnings of Torotel, Inc. decreased from a profit of $250,000 to loss of $116,000.  The pretax earnings of Torotel Products decreased from $164,000 to $110,000.  The pretax earnings of Electronika increased from a loss of $661,000 to a profit of $6,000.

Liquidity and Capital Resources

The table below presents the summary of cash flow for the nine month periods indicated.

	2005	2004
Net cash provided by (used in) operating activities	$(321,000)	$81,000
Net cash used in investing activities	$(32,000)	$(116,000)
Net cash used in financing activities	$(39,000)	$(41,000)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in operating earnings, the timing of shipments and the collection of accounts receivable, changes in inventory, level of sales and payment of accounts payable.  The decrease in net cash used in investing activities is primarily because of the additional $89,000 investment made in Apex in 2004.  Capital expenditures were $32,000 during the first half of fiscal 2005.  Management anticipates approximately $5,000 in capital expenditures during the balance of fiscal 2005.  Net cash used in financing activities is because of payments on long-term debt.  Management believes that the projected cash flow generated from operations, combined with its existing cash balances, will be sufficient to meet its funding requirements for the foreseeable future.  Torotel does have a $200,000 bank line of credit available, which could be utilized, if required, to help fund growth.

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

PART II.                OTHER INFORMATION

Item 5.    Other Information

Because the annual report on Form 10-KSB for the fiscal year ended April 30, 2004, was not filed until February 16, 2005, the Board of Directors of Torotel elected to forego holding a late 2004 Annual Meeting of Shareholders and instead to proceed with the Company’s regularly scheduled 2005 Annual Meeting of Shareholders on September 19, 2005.

Based on currently available information, the Company intends to file its definitive proxy statement with the Securities and Exchange Commission, and begin mailing proxy statements to shareholders, on or about August 17, 2005.  The deadline for submitting shareholder proposals for inclusion in the proxy statement for the 2005 Annual Meeting of Shareholders is May 31, 2005.  Any shareholder proposal received after that date will not be considered for inclusion in the proxy statement for the 2005 Annual Meeting of Shareholders.  Moreover, such a proposal will also be considered untimely and therefore, not be admitted for discussion at the 2005 Annual Meeting of Shareholders.

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

January 31, 2005.

SIGNATURES

                In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Torotel, Inc.

(Registrant)

/s/ Dale H. Sizemore, Jr.
Dale H. Sizemore, Jr.
Chief Executive Officer
Date: April 28, 2005

/s/ H. James Serrone
H. James Serrone
Chief Financial Officer
Date: April 28, 2005