Form 10KSB
period 2005-04-30
TOROTEL INC
filed 2005-07-29
CIK 98752

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2005

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

The issuer’s revenues for the most recent fiscal year were $4,409,000.

The aggregate market value of the voting stock held by non-affiliates, based on the closing sale price of the over-the-counter market on July 22, 2005, was $333,528. As of July 22, 2005, there were 5,111,590 shares of Common Stock, $.01 Par Value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders on September 19, 2005, are incorporated by reference into Part III.

Transitional small business format: Yes ☐ No ☒

TOROTEL, INC.

FORM 10-KSB

Fiscal Year Ended April 30, 2005

PART I

Forward-Looking Information

This report, as well as our other reports filed with the Securities and Exchange Commission (“SEC”), and in press releases and other public communications throughout the year, contains forward looking statements made pursuant to the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast,” “may,” “will,” “should,” “continue,” “predict” and similar expressions are intended to identify forward looking statements. This report contains forward looking statements regarding, among other topics, our expected financial position, results of operations, cash flows, strategy, budgets and management’s plans and objectives. Accordingly, these forward-looking statements are based on assumptions about a number of important factors. While we believe that our assumptions about such factors are reasonable, such factors involve risks and uncertainties that could cause actual results to be different from what appear here. These risk factors include: the ability to adequately pass through to customers unanticipated future increases in raw material costs, impairment of intangible assets and investments, decreased demand for products, delays in developing new products, expected orders that do not occur, loss of key customers, the impact of competition and price erosion as well as supply and manufacturing constraints, and other risks and uncertainties. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will prove accurate, and our actual results may differ materially from these forward looking statements. We assume no obligation to update any forward-looking statements made herein.

ITEM 1.                Business

Torotel, Inc. (“Torotel”) conducts business through two wholly owned subsidiaries, Torotel Products, Inc. (“Torotel Products”) and Electronika, Inc. (“Electronika”). Electronika also had a wholly owned subsidiary, Electronika-Kansas, Inc. (“Electronika-Kansas”), that provided contract manufacturing services for Torotel Products. This subsidiary has been discontinued and its employees transferred to Torotel Products in April 2004. Torotel also has a 15.27% equity interest in Apex Innovations, Inc. (“Apex”); however, the investment in Apex has no carrying value on the consolidated balance sheet of Torotel, and in the opinion of Torotel management, it is not likely that any of the investment will be recovered because of Apex’s continued financial losses. If Apex were to become profitable and eventually be sold, any cash recovered would be recognized as a gain upon receipt of the proceeds.

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

On April 2, 2002, Torotel acquired 100% of the common stock of Electronika, a privately held company in Gardena, California, through a negotiated merger of Electronika into a newly formed subsidiary. The purchase price of $2,382,000 consisted of 2,300,000 unregistered shares of Torotel common stock valued at $1.00 per share and $82,000 in acquisition costs. Prior to the acquisition, Torotel had 2,811,590 common shares outstanding, of which the Electronika shareholders, as individuals and as limited partners in the Caloyeras Family Partnership, L.P. (“the Caloyeras family”), owned 207,900 shares, or 7.4%. After closing of this transaction, Torotel has 5,111,590 common shares outstanding, of which the Caloyeras family controls 49%. Torotel acquired Electronika primarily for certain of its technology-based intangible assets. For this reason, annual reviews have been performed to determine the amount of any impairment loss with respect to those assets. As a result of those reviews, and more specifically the lower than expected sales, Torotel recognized an impairment loss of $810,000 and $219,000 in the fiscal years ended 2004 and 2003, respectively. The carrying value of the intangible assets, net of amortization costs, is estimated at $770,000 and is supported by the projected amount recoverable from the sales guarantee provided by the selling shareholders of Electronika (the Caloyeras Family Partnership). The selling shareholders contractually guaranteed that the aggregate sales from Electronika’s existing ballast designs over the first five (5) full fiscal years, specifically fiscal years 2003-2007, would be at least $2,500,000, which based on the terms of the Manufacturing Agreement with Magnetika, Inc., would result in an aggregate gross profit of $1,500,000 before any operating expenses. Aggregate sales in the first three full fiscal years were $1,117,000.

On March 29, 2002, Torotel acquired a 17.8% equity interest in Apex, a privately held company headquartered in Kansas City, Missouri. The total investment of $1,035,000 consisted of $35,000 in acquisition costs and a stock purchase of 4,000,000 common shares for $1,000,000, of which $250,000 came from available cash and the remaining $750,000 from loan proceeds from the Caloyeras Family Partnership (see Notes D and N of Notes to Consolidated Financial Statements). The Caloyeras Family Partnership and a Caloyeras Trust also acquired 4,000,000 shares in Apex on the same terms as Torotel. On May 23, 2003, Torotel purchased an additional 355,637 common shares of Apex stock for $89,000 at 25 cents per share. Torotel presently owns a 15.27% equity interest in Apex. Because of Apex’s operating losses since inception, and the projected losses in the near term, Torotel recognized an impairment loss of $745,000 as of April 30, 2004. The remaining cost of the investment of $379,000 was written down through Torotel’s proportionate share of Apex’s aggregate losses in the years 2003-2005 as required under the equity method of accounting. Pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. 35, Torotel has discontinued the application of the equity method for this investment because it has been demonstrated that Torotel does not significantly influence Apex’s operating and financial activities. The specific facts that support this position are: (1) Torotel no longer has a representative sitting on Apex’s board of directors; (2) Torotel is unable to obtain unaudited year-end financial information from Apex for its fiscal year ended February 28, 2005; and (3) Torotel is not involved in the daily operations or in the planning of Apex’s future operations. The investment in Apex has no carrying value on the consolidated balance sheet of Torotel, and in the opinion of Torotel management, it is not likely that any of the investment will be recovered because of Apex’s continued financial losses. If Apex were to become profitable and eventually be sold, any cash recovered would be recognized as a gain upon receipt of the proceeds.

Torotel was incorporated under the laws of the State of Missouri in 1956. Effective April 1, 2004, Torotel’s offices relocated to 620 North Lindenwood Drive, Olathe, Kansas, from 13402 South 71 Highway, Grandview, Missouri. Its telephone number is (913) 747-6111. The term “Company” as used herein includes Torotel and its subsidiaries, unless the context otherwise requires.

The following discussion includes the business operations of Torotel Products and Electronika, as well as a brief synopsis on Apex. The discussion on Electronika includes the discontinued operations of its wholly owned subsidiary, Electronika-Kansas.

TOROTEL PRODUCTS

Products

Torotel Products designs and manufactures a wide variety of magnetic components for use in military, aerospace and industrial electronic applications. These magnetic components, which consist of transformers, inductors, reactors, chokes, and toroidal coils, are used to modify and control electrical voltages and currents in electronic devices. For example, if equipment containing one of these components receives an electrical voltage or current that is too high for proper operation of the equipment, the component would modify and control the electrical voltage or current to allow proper operation of the equipment. While Torotel Products primarily manufactures the components in accordance with pre-developed mechanical and electrical requirements, in some cases it will be responsible for both the overall design and manufacture of the components. The magnetic components are sold to manufacturers who incorporate them into an end-product. The major applications include aircraft navigational equipment, voice and data secure communications, medical equipment, telephone and avionics equipment, and conventional missile guidance systems. Torotel Products has a line of 400 Hz miniature power transformers listed on the Qualified Products List (“QPL”) of the Department of Defense (“DOD”), which require re-qualification with the DOD every five (5) years. Torotel Products is in the process of re-qualifying this product line. Sales of the 400 Hz QPL products represent approximately 6% of the net sales of Torotel Products. As part of its long-term strategy, Torotel Products plans to expand its product offerings to include larger units with higher KVA and voltage ratings as well as sub-assemblies.

Marketing and Customers

While approximately 50% of annual sales come from select commercial markets, such as aerospace, oil drilling, and telecommunications, Torotel Products’ primary focus continues to be toward the military market. As a result, the business of Torotel Products is subject to various risks including, without limitation, dependence on government appropriations and program allocations, and the competition for available military business. Torotel Products’ sales do not represent a significant portion of any particular market. Torotel Products maintains a website at www.torotelprod.com.

Torotel Products markets its components primarily through a 3-person internal sales force and three independent manufacturers’ representatives paid on a commission basis. In June 2005, Torotel Products added a design engineer with sales experience (formerly with Standex Electronics) for the purpose of expanding its reach into new markets and/or customers. The plan is to have the engineering department become more active in the sales and marketing efforts. An incentive program has been developed in this regard for all inside sales and engineering personnel to earn a commission on new product sales to existing, as well as new customers.

Torotel Products is an approved source for magnetic components used in numerous military and aerospace systems, which means Torotel Products is automatically solicited for any procurement needs for such applications. The magnetic components manufactured by Torotel Products are sold primarily in the United States, and most sales are awarded on a competitive bid basis.

Torotel Products has a primary base of 40 customers that provide about 90% of its annual sales volume. This customer base includes many “Fortune 100” prime defense and aerospace companies. Torotel Products’ primary strategy focuses on providing superior service to this core group of customers, including engineering support and new product design. The objective is to achieve growth with these customers, or other targeted companies that possess the potential for inclusion into the core group. During the fiscal year ended April 30, 2005, sales to two major customers accounted for 22% and 13% of the net sales of Torotel Products.

Competition

The markets in which Torotel Products competes are highly competitive. A substantial number of companies utilizing similar resources sell components of the type manufactured and sold by Torotel Products. In addition, Torotel Products sells to a number of customers who have the capability of manufacturing their own electronic components.

The principal methods of competition for electronic products in the markets served by Torotel Products include, among other factors, price, on-time delivery performance, lead times, customized product engineering and technical support, marketing capabilities, quality assurance, manufacturing efficiency, and existing relationships with customers’ engineers. While magnetic components are not susceptible to rapid technological change, Torotel Products’ sales, which do not represent a significant share of the industry’s market, are susceptible to decline given the highly competitive nature of the market.

Manufacturing

A major portion of Torotel Products’ sales consists of electronic components manufactured to customers’ specifications. Consequently, only a limited inventory of finished goods is maintained. Although special wire-winding machines and molding machines are used in the production process, the various electronic components are manually assembled, with numerous employees and a few subcontractors contributing to the completion of the components.

Essential materials used by Torotel Products in the manufacturing process include magnetic materials, copper wire, and plastic housings. These materials are available from many sources. Major suppliers include Allstar Magnetics Inc., Electrical Insulation Suppliers, Inc., Magnetic Metals—Western Division, and Mod & Fab. Torotel Products has not experienced any significant curtailment of production because of material shortages, but any long lead times or high dollar minimum orders for magnetic cores could have an adverse impact on sales bookings.

Engineering, Research and Development

Torotel Products does not engage in significant research and development activities, but it does incur engineering expense in designing products to meet customer specifications.

Governmental Regulations

A significant portion of Torotel Products business is derived from subcontracts with prime contractors of the U.S. government. As a U.S. subcontractor, Torotel Products is subject to federal contracting regulations. These subcontracts provide that they may be terminated at the convenience of the U.S. government. Upon such termination, adequate financial compensation is usually provided in such instances to protect from suffering a loss on a contract. These subcontracts also provide that they may be terminated for default for failure to perform a material obligation of a subcontract. In the event of a termination for default, the customer may have the unilateral right at any time to require Torotel Products to pay the excess, if any, of the cost of purchasing a substitute item from a third party. If the customer has suffered other ascertainable damages as a result of a sustained default, the customer could demand payment of such damages. Torotel Products has never experienced any terminations for default.

As a supplier of magnetic components for military applications, Torotel must comply with laws concerning the export of material used exclusively for military purposes. The export of those types of materials is covered under the International Traffic in Arms Regulations (“ITAR”) and the Arms Export

Control Act (“AECA”). Torotel has a 4-year license from the U.S. Department of State making it eligible to provide defense-related components pursuant to ITAR and AECA. This  license will be renewed in October 2006.

Intellectual Property

The products sold by Torotel Products are not protected by patents and licenses. Torotel Products relies on the expertise of its employees in both the design and manufacture of its products. Because of the highly competitive nature of the industry, it is possible that a competitor may also learn to design and produce products with similar performance abilities. Torotel has been issued U.S. Trademark Registration #1,123,071 for “TOROTEL”. This trademark registration expires July 24, 2009.

Environmental Laws

In fiscal 2005, Torotel Products incurred training costs of approximately $2,000 to help ensure compliance with federal, state and local regulations on the proper handling, storage, disposal, and discharge of hazardous materials into the environment, or otherwise relating to the protection of employees, the community, and the environment. Torotel Products anticipates slightly higher costs to be incurred in the fiscal year ending April 30, 2006.

Employees

Torotel Products presently employs 62 full-time and 17 part-time employees. An adequate supply of qualified personnel is available in the facility’s immediate vicinity. Effective June 1, 2005, Torotel Products’ production employees became non-union as they no longer are represented by the International Association of Machinists and Aerospace Workers, AFL-CIO, Lodge No. 778.

ELECTRONIKA

Products

Electronika sells ballast transformers to the airline industry. These transformers activate and control the lights in airplane cockpits and passenger compartments. Electronika’s ballast transformers are used as spare and replacement parts in DC-8, DC-9, DC-10, MD-80, and MD-88 aircraft. Electronika maintains a website at www.electronika-inc.com.

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

Electronika has a primary base of approximately 10 customers, which are contacted from time to time for sales and marketing purposes. In the fiscal year ended April 30, 2005, sales to four customers accounted for 32%, 22%, 15% and 13% of the net sales of Electronika.

Competition

The market in which Electronika competes is not highly competitive, but it is shrinking due to the age and retirement of the aircraft that use the ballasts sold by Electronika. A limited number of companies sell ballasts of the type sold by Electronika. The ability of Electronika to compete depends, among other factors, on price, lead times, on-time delivery performance and quality assurance.

Manufacturing

Electronika’s requirements for the ballast transformers are outsourced pursuant to a Manufacturing Agreement with Magnetika, Inc. (“Magnetika”), a corporation owned by the Caloyeras family. Under the terms of the agreement, Magnetika provides all necessary raw material, labor, testing, packaging and related services required to complete the manufacture, delivery and sale of the ballast transformers, and Electronika is obligated to order all of its ballast transformer requirements exclusively from Magnetika. Electronika retains ownership of all designs, drawings, specifications and intellectual property rights associated with the ballast transformers. In exchange for the services provided to Electronika under the Manufacturing Agreement, Magnetika receives 40 percent of the net sales price of all ballast transformers sold by Electronika, plus a $2,500 per month management fee for processing all quotations and orders. The Manufacturing Agreement continues in effect until April 1, 2012. In the fiscal year ended April 30, 2005, Electronika incurred costs of $81,000 for goods purchased on trade terms of net 20 days pursuant to the Manufacturing Agreement. Of the amount of goods purchased, $27,000 was due and payable as of April 30, 2005.

With the approval of Magnetika, Electronika-Kansas was formed in August 2002 as a source for light assembly of ballast transformers and other magnetic components. However, efforts to expand internal manufacturing of the ballast transformers were put on hold because of the soft market conditions in the airline industry. As a result, Electronika-Kansas was utilized as a contract manufacturing source for Torotel Products. Effective with Torotel’s relocation to Olathe, the operations of Electronika-Kansas were discontinued and the personnel transferred to Torotel Products.

Engineering, Research and Development

Electronika does not engage in significant research and development activities, but it may incur engineering expense on a contract basis in designing any new ballasts.

Environmental Laws

Since Electronika purchases the ballast transformers from Magnetika, Electronika does not incur any costs for compliance with federal, state and local regulations on the proper handling, storage, disposal, and discharge of hazardous materials into the environment, or otherwise relating to the protection of employees, the community, and the environment.

Employees

Electronika has no employees because of the outsourcing arrangement with Magnetika as discussed above under “Manufacturing”. All accounting related matters for Electronika are handled by Torotel employees.

APEX INNOVATIONS

Torotel’s management is not involved in the daily operations of Apex. Dale H. Sizemore, Jr., Torotel’s chairman and chief executive officer, served as a member of Apex’s board of directors from March 2002 until his resignation in October 2004.

i-INFO is Apex’s umbrella term for a foundational system architecture of patented information management software products created by Apex for specific markets. Apex maintains a website at www.apex-innovations.com.

i-INFO-WORKS is a knowledge-based, project and event-centric secure internet solution designed and developed for government entities. Federal, state, regional and local government entities need to efficiently interact on a daily basis to plan, forecast, appropriate, manage, track and report on a vast amount of funding and associated administrative and regulatory programs. The design of the system allows for an unlimited number of these organizations to securely share specific information on thousands of related and unrelated programs. This means that all the related information from the thousands of projects, events or incidents with which government entities need to collaborate, no matter how large or small, are visible to the necessary personnel, at the right time, within all departments of cities, counties, utilities, consultants, contractors, and state and federal agencies. Torotel’s management believes that
i-INFO-WORKS will allow these agencies to seamlessly interact in order to manage these complex, yet critical processes.

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

Because of Apex’s operating losses since inception, and the projected losses in the near term, Torotel recognized an impairment loss of $745,000 as of April 30, 2004. The remaining cost of the investment of $379,000 was written down through Torotel’s proportionate share of Apex’s aggregate losses in the years 2003-2005 as required under the equity method of accounting. Pursuant to FASB Interpretation No. 35, Torotel has discontinued the application of the equity method for this investment because it has been demonstrated that Torotel does not significantly influence Apex’s operating and financial activities. The specific facts that support this position are: (1) Torotel no longer has a representative sitting on Apex’s board of directors; (2) Torotel is unable to obtain unaudited year-end financial information from Apex for its fiscal year ended February 28, 2005; and (3) Torotel is not involved in the daily operations or in the planning of Apex’s future operations. The investment in Apex has no carrying value on the consolidated balance sheet of Torotel, and in the opinion of Torotel management, it is not likely that any of the investment will be recovered because of Apex’s continued financial losses. If Apex were to become profitable and eventually be sold, any cash recovered would be recognized as a gain upon receipt of the proceeds.

ITEM 2.                Properties

On March 31, 2004, Torotel purchased a 24,000 square foot building located in Olathe, Kansas. This facility is occupied by Torotel Products, and also serves as Torotel’s executive offices, as well as the business office of Electronika. The cost of the new building, along with the improvements, was $1,027,000. As of April 30, 2005, this property was subject to a first deed of trust securing indebtedness in the amount of $1,217,000 (see Note C of Notes to Consolidated Financial Statements).

Torotel previously occupied a two-building complex with approximately 29,000 square feet located in Grandview, Missouri. This property had been listed for sale since July 2004 with little interest expressed in the entire parcel. To successfully market the property, Torotel decided to split the property into two lots, one consisting of a 24,000 square foot building on a 1.72 acre lot (“Lot No. 1”), and the other consisting of a 5,000 square foot building on a .88 acre lot (“Lot No. 2”). As a result, Torotel has entered into two separate real estate contracts to sell Lot No. 1 and Lot No. 2 for the sum of $175,000 and $225,000, respectively, less any and all applicable closing costs. Closing on the sale of Lot No. 2 took place on July 20, 2005. Closing on the sale of Lot No. 1 is contractually scheduled for no later than September 1, 2005. As of April 30, 2005, this property was subject to the same first deed of trust referenced above in Note C of Notes to Consolidated Financial Statements. The bank has agreed to release the property in order to consummate the sale of the individual properties. The net proceeds from the sale of the properties will be used to pay down the mortgage debt with the Bank of Blue Valley.

Torotel believes that the Olathe facility and its equipment are well maintained, in good operating condition, and adequately insured. Present utilization of the facility is less than 50% of maximum capacity.

ITEM 3.                Legal Proceedings

None.

ITEM 4.                Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.                Market for Common Equity and Related Stockholder Matters

(a)           Market Information

Trading in Torotel’s common stock is conducted on the over-the-counter market under the symbol “TTLO”.

Price Range of Common Stock

The following table sets forth the high and low sales prices of Torotel’s common stock as obtained from the OTC Bulletin Board website at www.otcbb.com. These prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	2005		2004
Fiscal Period	High	Low	High	Low
First Quarter	0.44	0.32	0.51	0.30
Second Quarter	0.50	0.22	0.51	0.26
Third Quarter	0.25	0.18	0.51	0.30
Fourth Quarter	0.45	0.21	0.50	0.39

(b)          Approximate Number of Equity Security Holders

Title of Class	Approximate Number of Record Holders as of April 30, 2005
Common Stock, $.01 par value	660

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

(e)           Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth the common shares of Torotel that are authorized for issuance as of April 30, 2005.

Equity Compensation Plan Information

Number of Securities
Remaining Available for
	Number of Securities to be	Weighted Average	Future Issuance under
	Issued upon Exercise of	Exercise Price of	Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (excluding securities
	Warrants and Rights	Warrants and Rights	reflected in Column A)
Plan Category	A	B	C
Plans approved by shareholders	40,000	$.37	-0-
Plans not approved by shareholders	-0-	-0-	-0-
Total	40,000	$.37	-0-

ITEM 6.                Management’s Discussion and Analysis or Plan of Operation

Overview

Torotel, Inc. (“Torotel”) conducts business primarily through two wholly owned subsidiaries, Torotel Products, Inc. (“Torotel Products”) and Electronika, Inc. (“Electronika”). In addition, Torotel has a 15.27% equity interest in Apex Innovations, Inc. (“Apex”).

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

Torotel Products markets its components primarily through a 3-person internal sales force and three independent manufacturers’ representatives paid on a commission basis. In June 2005, Torotel Products added a design engineer with sales experience (formerly with Standex Electronics) for the purpose of expanding its reach into new markets and/or customers.   The plan is to have the engineering department become more active in the sales and marketing efforts. An incentive program has been developed in this regard for all inside sales and engineering personnel to earn a commission on new product sales to existing, as well as new customers.

Torotel Products is an approved source for magnetic components used in numerous military and aerospace systems, which means Torotel Products is automatically solicited for any procurement needs for such applications. The magnetic components manufactured by Torotel Products are sold primarily in the United States, and most sales are awarded on a competitive bid basis. The markets in which Torotel Products competes are highly competitive. A substantial number of companies sell components of the type manufactured and sold by Torotel Products. In addition, Torotel Products sells to a number of customers who have the capability of manufacturing their own electronic components. The principal methods of competition for electronic products in the markets served by Torotel Products include, among other factors, price, on-time delivery performance, lead times, customized product engineering and technical support, marketing capabilities, quality assurance, manufacturing efficiency, and existing relationships with customers’ engineers. While magnetic components are not susceptible to rapid technological change, Torotel Products’ sales, which do not represent a significant share of the industry’s market, are susceptible to decline given the highly competitive nature of the market.

Electronika is a marketing and licensing company selling ballast transformers to the airline industry. These transformers activate and control the lights in commercial airplane cockpits. Electronika’s ballast transformers are approved as spare and replacement parts in DC-8, DC-9, DC-10, MD-80, and MD-88 aircraft. However, sales of ballast transformers have been made primarily for use in DC-8 and DC-9 aircraft. As a result, the business of Electronika is subject to various risks including, without limitation, any decline in use of the referenced aircraft, and competition for the available spare parts business. Electronika’s sales do not represent a significant portion of any particular market. Electronika’s requirements for the ballast transformers are outsourced pursuant to a Manufacturing Agreement with Magnetika, Inc. (“Magnetika”), a corporation owned by Peter B. Caloyeras and his family. Under the terms of the agreement, Magnetika provides all necessary raw material, labor, testing, packaging and related services required to complete the manufacture, delivery and sale of the ballast transformers. Electronika retains ownership of all designs, drawings, specifications and intellectual property rights associated with the ballast transformers. Due to lower than anticipated sales for Electronika, the carrying value of the intangible assets of Electronika is now $770,000.

Torotel’s management is not involved in the daily operations of Apex. Dale H. Sizemore, Jr., Torotel’s chairman and chief executive officer, served as a member of Apex’s board of directors from March 2002 until his resignation in October 2004. i-INFO is Apex’s umbrella term for a foundational system architecture of patented information management software products created by Apex primarily for government entities. The success of Apex depends, among other things, its ability to market its products to government entities. Because of Apex’s operating losses since inception, and the projected losses in the near term, Torotel recognized an impairment loss of $745,000 as of April 30, 2004. The remaining cost of the investment of $379,000 was written down through Torotel’s proportionate share of Apex’s aggregate losses in the years 2003-2005 as required under the equity method of accounting. Pursuant to FASB Interpretation No. 35, Torotel has discontinued the application of the equity method for this investment because its been demonstrated that Torotel does not significantly influence Apex’s operating and financial activities. The specific facts that support this position are: (1) Torotel no longer has a representative sitting on Apex’s board of directors; (2) Torotel is unable to obtain unaudited year-end financial information from Apex for its fiscal year ended February 28, 2005; and (3) Torotel is not involved in the daily operations or in the planning of Apex’s future operations. The investment in Apex has no carrying value on the consolidated balance sheet of Torotel, and in the opinion of Torotel management, it is not likely that any of the investment will be recovered because of Apex’s continued financial losses. If Apex were to become profitable and eventually be sold, any cash recovered would be recognized as a gain upon receipt of the proceeds.

Business Outlook

Torotel Products’ industry mix for fiscal 2005 net sales was 50% defense, 33% aerospace and 17% commercial/industrial. Management believes that the mix in fiscal 2006 should shift more toward defense due to the expected higher sales of the potted coil assembly for the Hellfire II missile system. The rate of new order bookings for magnetics increased 6% compared with fiscal 2004; an increase of 28% is projected for fiscal 2006 because of the anticipated higher sales penetration into two existing customers. In addition, a contract award of $1.4 million for the potted coil assembly was received in May 2005. Torotel’s aerospace markets, specifically the components used in retrofitting and upgrading instrumentation and communication systems in existing aircraft, have started to generate higher activity, which management believes should contribute to the projected higher bookings level in fiscal 2006.  The primary factors that drive gross profit and net earnings for Torotel Products are sales volume and product mix. The gross profits on mature products/programs and larger transformer devices tend to be higher than those that are still in the prototyping or early production stages and simpler inductor devices. As a result, in any given accounting period the mix of product shipments between higher and lower margin jobs has a significant impact on the gross profit and net earnings of Torotel Products.

Electronika’s net sales continue to be impacted by the decline in the number of active DC-8 and DC-9 aircraft. Management expects these sales to continue to decline and eventually bottom out.

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

2005 Compared to 2004

Net sales increased nearly 10%. The net sales of Torotel Products increased 12% from $3,759,000 to $4,207,000. This increase was attributable to higher demand from Torotel’s military markets. The net sales of Electronika decreased nearly 23% from $261,000 to $202,000. While Electronika’s sales have been impacted by the soft conditions in the aerospace market, the bigger impact going forward will be the decline in the number of active DC-8 and DC-9 aircraft.

Gross profit as a percentage of net sales increased nearly 3%. The gross profit percentage of Torotel Products decreased a little more than 1% primarily because of higher labor costs in the first half of the year associated with overtime and inefficiencies encountered with the training of new production personnel in the winding area. Electronika’s gross profit as a percentage of net sales increased 60% because of the labor and overhead savings associated with the discontinued assembly operation of Electronika-Kansas.

Engineering expenses, applicable only to Torotel Products, increased nearly 3% from $197,000 to $202,000 because of higher payroll costs associated with more hours worked by part-time personnel and higher travel and training costs. Management does anticipate an increase in the present level of engineering expenses because of the engineer that was hired in June 2005.

Selling, general and administrative (SG&A) expenses increased 18%. The SG&A expenses of Torotel, Inc. decreased nearly 35% from $232,000 to $152,000 primarily because of transferring the CEO’s payroll costs to Torotel Products. The SG&A expenses of Torotel Products increased 38% from $707,000 to $974,000 because of transferring the CEO’s payroll costs of $81,000 from Torotel, Inc., a $76,000 increase in payroll costs for an inside sales associate and clerical help, a $33,000 increase in depreciation, a $26,000 increase in property taxes, a $15,000 increase in building and equipment maintenance and repairs, a $14,000 increase in utilities costs, a $9,000 increase in property and casualty insurance costs, a $5,000 increase in bank charges, a $4,000 increase in equipment rental costs, a $2,000 increase in training costs, and a $2,000 increase in travel costs. The SG&A expenses of Electronika decreased 28% from $43,000 to $31,000 because of administrative costs savings associated with the discontinued assembly operation of Electronika-Kansas. Management does not anticipate any significant increase in the present level of SG&A expenses.

Amortization costs, entirely attributable to Electronika, decreased nearly 41% from $153,000 to $91,000 (see Note M of Notes to Consolidated Financial Statements).

Interest expense increased 80%. The interest expense of Torotel, Inc. decreased 4% from $54,000 to $52,000 because of a lower debt balance. The interest expense of Torotel Products increased from $21,000 to $83,000 because of a higher debt balance associated with the building purchase in March 2004.

Impairment costs decreased $1,555,000 due to no impairment charges being recognized in fiscal 2005. Of the impairment costs recognized in fiscal 2004, $810,000 was associated with Electronika and $745,000 was associated with the investment in Apex (see Notes M and N of Notes to Consolidated Financial Statements).

Equity in loss of investee was $150,000 compared to $170,000 in the prior year (see Note N of Notes to Consolidated Financial Statements).

Gain on settlement of debt decreased because of the $440,000 gain in 2004 that resulted from the dissolution of East Coast Holdings, Inc., a wholly-owned subsidiary of Torotel, and its remaining liabilities.

Other expenses decreased $108,000 because of the costs incurred in moving the facility from Grandview, Missouri to Olathe, Kansas in fiscal 2004.

For the reasons discussed above, the consolidated pretax loss decreased from $1,432,000 to $107,000. The pretax loss of Torotel, Inc. decreased from $761,000 to $335,000. The pretax earnings of Torotel Products decreased from $349,000 to $229,000. The pretax loss of Electronika decreased from $1,020,000 to $1,000.

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

Gross profit as a percentage of net sales decreased 3%. The gross profit percentage of Torotel Products increased slightly because of higher sales volume without a comparable increase in fixed production costs. Electronika’s gross profit as a percentage of net sales decreased 60% because of labor and overhead costs incurred in connection with the assembly operations of Electronika-Kansas at the manufacturing facility in Olathe, Kansas.

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

Gain on settlement of debt of $440,000 resulted from the legal dissolution of East Coast Holdings, Inc., a wholly owned subsidiary of Torotel, and its remaining liabilities (see Note K of Notes to Consolidated Financial Statements).

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

Liquidity and Capital Resources

The table below presents the summary of cash flow for the fiscal periods indicated.

	2005	2004
Net cash provided by (used in) operating activities	$(244,000)	$103,000
Net cash used in investing activities	$(42,000)	$(1,157,000)
Net cash provided by (used in) financing activities	$(53,000)	$885,000

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in operating earnings, the timing of shipments and the collection of accounts receivable, changes in inventory, level of sales and payment of accounts payable. The decrease in net cash used in investing activities is because of the 2004 building purchase and other capital expenditures totaling $1,068,000 and the additional $89,000 investment in Apex. Management anticipates approximately $50,000 in capital expenditures during fiscal 2006. The decrease in net cash provided by financing activities is because of the 2004 loan proceeds associated with the building purchase. Management believes that the projected cash flow from operations, combined with its existing cash balances, will be sufficient to meet its funding requirements for the foreseeable future. Torotel does have a $200,000 bank line of credit available, which could be utilized, if required, to help fund growth.

Management believes that inflation will have only a minimal effect on future operations since such effects will be offset by sales price increases, which are not expected to have a significant effect upon demand.

ITEM 7.                Financial Statements

ITEM 8.                Changes in and Disagreements With Accountants on Accounting and

Financial Disclosure

None.

ITEM 8A.        Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) for the Company. Such officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the Company’s disclosure controls and procedures are adequate and effective for purposes of Rule 13a-14(c) in timely alerting them to material information relating to the Company required to be included in the Company’s filings with the SEC under the Securities Exchange Act of 1934. The Certifying Officers also have indicated that there were no changes during the period covered by this report in the Company’s internal controls over financial reporting or other factors that have materially affected, or are reasonably likely to materially affect such controls, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 8B.       Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Torotel, Inc. and Subsidiaries as of April 30, 2005 and the related statements of operations, stockholders’ equity, and cash flows for the years ended April 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Torotel, Inc. and Subsidiaries as of April 30, 2005, and the consolidated results of its operations and its cash flows for the years ended April 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

/S/ GRANT THORNTON LLP

Kansas City, Missouri
July 8, 2005 (except for Note Q, as to which the date is July 20, 2005)

CONSOLIDATED BALANCE SHEET
As of April 30, 2005

ASSETS
Current assets:
Cash	$193,000
Trade and other receivables, less allowance for doubtful accounts of $23,000	677,000
Inventories	272,000
Prepaid expenses and other current assets	7,000
Real estate held for sale	248,000
1,397,000
Property, plant and equipment:
Land	265,000
Buildings and improvements	775,000
Equipment	942,000
1,982,000
Less accumulated depreciation and amortization	927,000
1,055,000
Other assets	26,000
Intangible assets	770,000
Equity investment	—
$3,248,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$55,000
Trade accounts payable	139,000
Accrued liabilities	190,000
Accrued interest on note payable to shareholders	5,000
389,000
Long-term debt, less current maturities	1,162,000
Note payable to shareholders	750,000
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value; 6,000,000 shares authorized; 5,182,795 shares issued	52,000
Capital in excess of par value	12,362,000
Accumulated deficit	(11,262,000)
1,152,000
Treasury stock, at cost, 71,205 shares	(205,000)
947,000
$ 3,248,000

The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF OPERATIONS
Year ended April 30,

	2005	2004
Net sales	$4,409,000	$4,020,000
Cost of goods sold	2,799,000	2,651,000
Gross profit	1,610,000	1,369,000
Operating expenses:
Engineering	202,000	197,000
Selling, general and administrative	1,157,000	982,000
Amortization of intangible assets	91,000	153,000
	1,450,000	1,332,000
Earnings from operations	160,000	37,000
Other expense (income):
Interest expense	135,000	75,000
Impairment of assets	—	1,555,000
Equity in loss of investee	150,000	170,000
Gain on settlement of debt	(19,000)	(440,000)
Other, net	1,000	109,000
	267,000	1,469,000
Loss before provision for income taxes	(107,000)	(1,432,000)
Provision for income taxes	—	7,000
Net loss	$(107,000)	$(1,439,000)
Basic and diluted loss per share	$(0.02)	$(0.28)

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

			Capital in		Treasury	Total
		Common	Excess of	Accumulated	Stock,	Stockholders’
	Shares	Stock	Par Value	Deficit	at cost	Equity
Balance, May 1, 2003	5,182,795	$52,000	$12,362,000	$(9,716,000)	$(205,000)	$2,493,000
Net loss	—	—	—	(1,439,000)	—	(1,439,000)
Balance, April 30, 2004	5,182,795	$52,000	$12,362,000	$(11,155,000)	$(205,000)	$1,054,000
Net loss	—	—	—	(107,000)	—	(107,000)
Balance, April 30, 2005	5,182,795	$52,000	$12,362,000	$(11,262,000)	$(205,000)	$947,000

The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Year ended April 30,

	2005	2004
Cash flows from operating activities
Net loss	$(107,000)	$(1,439,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Disposition of assets	1,000	—
Loss on equity in loss of investee	150,000	170,000
Gain on settlements of debt	(19,000)	(440,000)
Impairment of assets	—	1,555,000
Depreciation and amortization	157,000	179,000
Increase (decrease) in cash flows from operations resulting from changes in:
Trade and other receivables	(364,000)	179,000
Inventories	55,000	(140,000)
Prepaid expenses and other assets	12,000	(17,000)
Trade accounts payable	(220,000)	88,000
Accrued liabilities	91,000	(32,000)
Net cash provided by (used in) operating activities	(244,000)	103,000
Cash flows from investing activities:
Capital expenditures	(42,000)	(1,068,000)
Equity interest in Apex	—	(89,000)
Net cash used in investing activities	(42,000)	(1,157,000)
Cash flows from financing activities:
Proceeds from long-term debt	—	1,275,000
Principal payments on long-term debt	(53,000)	(390,000)
Net cash provided by (used in) financing activities	(53,000)	885,000
Net decrease in cash	(339,000)	(169,000)
Cash, beginning of year	532,000	701,000
Cash, end of year	$193,000	$532,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$135,000	$75,000
Income taxes	$—	$7,000

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

Principles of Consolidation

The consolidated financial statements include the accounts of Torotel, Inc. and its wholly owned subsidiaries, Torotel Products, Inc., Electronika, Inc. and Subsidiary, and East Coast Holdings, Inc. (formerly named OPT Industries, Inc.). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments

Cost approximates market for all financial instruments as of April 30, 2005 and 2004.

Revenue Recognition

Revenue is recognized on contracts and orders on the date the product is shipped to the customer (unit-of-delivery method). Both historically and currently, less than 5% of Torotel’s annual consolidated sales arise from contracts that are performed over a period of more than one year.

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

Cash Flows

For purposes of the statements of cash flows, Torotel considers all short-term investments purchased with original maturity dates of three months or less to be cash equivalents.

Employee Stock Option Plan

The employee stock option plan is accounted for under Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations.  This opinion requires that for options granted at less than fair market value, a compensation charge must be recognized for the difference between the exercise price and fair market value.  Under the employee stock option plan, the exercise price of each option equals the market price of Torotel’s common stock on the date of grant.  Accordingly, no compensation cost has been recognized for the Plan.  Had compensation cost for the Plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, Accounting for Stock-Based Compensation, Torotel’s operating results would have been reduced to the pro forma amounts indicated below.

	2005	2004
Net loss as reported	$(107,000)	$(1,439,000)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	4,000
Pro forma net loss	$(107,000)	$(1,443,000)
Basic and diluted loss per share as reported	$(.02)	$(.28)
Pro forma basic and diluted loss per share	$(.02)	$(.28)

Intangible Assets

The intangible assets acquired in the purchase of Electronika are accounted for under SFAS 142, Goodwill and Other Intangible Assets. SFAS 142 requires that intangible assets be amortized over their useful life and tested for impairment annually.

Equity Investment in Apex

Torotel has a 15.27% interest in Apex. Because of Apex’s operating losses since inception, and the projected losses in the near term, Torotel recognized an impairment loss of $745,000 as of April 30, 2004. The remaining cost of the investment of $379,000 was written down through Torotel’s proportionate share of Apex’s aggregate losses in the years 2003-2005 as required under the equity method of accounting. Pursuant to FASB Interpretation No. 35, Torotel has discontinued the application of the equity method for this investment because it has been demonstrated that Torotel does not significantly influence Apex’s operating and financial activities. The specific facts that support this position are: (1) Torotel no longer has a representative sitting on Apex’s board of directors; (2) Torotel is unable to obtain unaudited year-end financial information from Apex for its fiscal year ended February 28, 2005; and (3) Torotel is not involved in the daily operations or in the planning of Apex’s future operations. The investment in Apex has no carrying value on the consolidated balance sheet of Torotel, and in the opinion of Torotel management, it is not likely that any of the investment will be recovered because of Apex’s continued financial losses. If Apex were to become profitable and eventually be sold, any cash recovered would be recognized as a gain upon receipt of the proceeds.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were less than $1,000 for each of the years ended April 30, 2005 and 2004.

New Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting a change in accounting principle. SFAS 154 requires the retrospective application to prior periods’ financial statements of the direct effect of a voluntary change in accounting principle unless it is impracticable. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 is effective for fiscal years beginning after December 15, 2005, which will be Torotel’s fiscal year beginning May 1, 2006. Early adoption is permitted for fiscal years beginning after June 1, 2005. SFAS 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. Torotel does not believe the adoption of SFAS 154 will have a material effect on its results of operations, financial position and cash flow.

In December 2004, the FASB issued SFAS 153, “Exchange of Non-Monetary Assets”, which is an amendment to APB Opinion No. 29. The guidance in APB Opinion No. 29, “Accounting for Non-Monetary Transactions”, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS 153, effective for fiscal years beginning after June 15, 2005, which will be Torotel’s fiscal year beginning May 1, 2006, is not expected to have a material impact on Torotel’s results of operations, financial position and cash flow.

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment” which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS 123(R) revises SFAS 123, “Accounting for Stock-Based Compensation”, supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS 95, “Statement of Cash Flows”. SFAS 123(R) generally requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires the fair value on the grant date to be estimated using either an option-pricing model that is consistent with the terms of the award or a market observed price, if such a price exists. The resulting cost must be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. In April 2005, the SEC deferred the effective date of SFAS 123(R) for small business issuers to the beginning of the first fiscal year that begins after December 15, 2005, which will be Torotel’s fiscal year 2007. Torotel presently has no options available for future grant and has no immediate plans to authorize any such equity instruments. As a result, the adoption of SFAS 123(R) on the effective date will not have a material impact on Torotel’s results of operations, financial position and cash flow.

In November 2004, the FASB issued SFAS 151, “Inventory Costs,” which amends part of ARB 43, “Inventory Pricing,” concerning the treatment of certain types of inventory costs. The provisions of ARB 43 provided that certain inventory-related costs, such as double freight, re-handling, might be “so abnormal” that they should be charged against current earnings rather than be included in the cost of inventory. As amended by SFAS 151, the “so-abnormal” criterion has been eliminated. As a result, all such abnormal costs are required to be treated as current-period charges under all circumstances. In addition, fixed production overhead should be allocated based on the normal capacity of the production facilities, with unallocated overhead charged to expense when incurred. SFAS 151 is required to be adopted for fiscal years beginning after June 15, 2005, which will be Torotel’s fiscal year 2007. Torotel does not believe its adoption will have a material impact on its results of operations, financial position and cash flow.

In December 2004, the FASB issued a FASB Staff Position (FSP) 109-1 Application of FASB 109 to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004. The new act provides for a special tax deduction on qualified production activities income that effectively reduces the tax rate. The FASB has decided that these amounts should be recorded as a special deduction, and recorded in the year earned. Because of the existing net operating loss carryforwards, the adoption of this FSP statement will not have an impact on Torotel’s results of operations, financial position and cash flow.

NOTE B - INVENTORIES

The following table summarizes the components of inventories:

Raw materials	$30,000
Work in process	170,000
Finished goods	72,000
$272,000

NOTE C - FINANCING AGREEMENTS

On March 31, 2004, Torotel Products entered into a $1,275,000 promissory note with Bank of Blue Valley. Under the terms of the note, the outstanding balance bears interest at a rate of 6.5% per annum. The note requires monthly principal and interest payments of $11,162. The note, which is guaranteed by Torotel, Inc. and Electronika, Inc., has a maturity date of March 25, 2007 and is collateralized by a first mortgage on the land and buildings in Grandview, Missouri and Olathe, Kansas. Proceeds of the loan were used to purchase and make improvements to the land and buildings in Olathe, Kansas, and to payoff the $325,000 balance on first mortgage loan on the Grandview property held by United Trust Bank. As of April 30, 2005, the outstanding balance was $1,217,000.

On March 31, 2004, Torotel Products also entered into a $200,000 revolving credit agreement with Bank of Blue Valley. Advances under the credit line are limited to 75% of eligible billed receivables. The revolving line is collateralized by the land and buildings in Grandview, Missouri and Olathe, Kansas. Under the terms of the agreement, the outstanding balance of the revolving line bears interest at 1.5% over the bank’s corporate base rate and has a maturity date of September 30, 2005. As of April 30, 2005, the effective borrowing rate was 7.25% and the entire credit line was available.

Information concerning Torotel’s long-term indebtedness is as follows:

Note payable to Bank of Blue Valley, maturing March 2007	$1,217,000
Less: Current maturities	55,000
$1,162,000

The amount of long-term debt maturing in each of the next two years is as follows:

Year Ending April 30,	Amount
2006	$55,000
2007	1,162,000
$1,217,000

NOTE D - NOTE PAYABLE TO SHAREHOLDERS

On March 28, 2002, Torotel entered into a $750,000 promissory note with the Caloyeras Family Partnership, whose members beneficially own and control 49% of the outstanding common shares of Torotel. Under the terms of the note, the outstanding balance bears interest at a rate of 7% per annum and requires quarterly interest-only payments of $13,125. The note has a maturity date of March 28, 2007, and is collateralized by the common stock owned by Torotel in Apex and Electronika. As of April 30, 2005, the outstanding principal balance was $750,000. Proceeds from the loan were used to acquire an equity interest in Apex (see Note N of Notes to Consolidated Financial Statements).

NOTE E - INCOME TAXES

The provision for income taxes reflected in the consolidated statements of operations differs from the amounts computed at the federal statutory tax rates. The principal differences between the statutory income tax expense and the effective provision for income taxes are summarized as follows:

	2005	2004
Computed tax benefit at statutory rates	$43,000	$225,000
Addition to net operating loss carryforwards	(43,000)	(225,000)
Income tax expense (refund)	—	7,000
(Increase) decrease in deferred tax assets	(200,000)	(64,000)
Increase (decrease) in valuation allowance	200,000	64,000
	$—	$7,000

Torotel has available as benefits to reduce future income taxes, subject to applicable limitations, the following estimated net operating loss (“NOL”) carryforwards:

Year of Expiration	NOL Carryforward
2007	$180,000
2009	283,000
2010	694,000
2011	319,000
2012	443,000
2013	801,000
2014	3,037,000
2015	107,000
$5,864,000

The difference between the financial and tax bases of assets and liabilities are determined quarterly. Deferred income taxes and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will, more likely than not, be realized. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets or liabilities. The following table summarizes the components of the net deferred tax asset:

Net operating loss carryforwards	$1,816,000
Inventory valuation reserve	188,000
Depreciation and amortization	330,000
Apex adjustment	150,000
Disposal of ECH liabilities	137,000
Tax credit carryforwards	19,000
Other	3,000
2,643,000
Less valuation allowance	2,643,000
$—

NOTE F - COMMITMENTS AND CONTINGENCIES

Torotel is a party to six operating leases, which include equipment for thermal shock testing, a digital copier and fax, mailing/shipping system, office cubicles and an automobile. All six leases are non-cancelable. As of April 30, 2005, there were no capital lease obligations. Future minimum lease payments are as follows:

Operating
Year Ending April 30,	Leases
2006	$40,000
2007	30,000
2008	9,000
$79,000

Total rent expense for all operating leases for the years ended April 30, 2005 and 2004, including an expired real estate lease, was $54,000 and $87,000, respectively.

NOTE G - EMPLOYEE INCENTIVE PLANS

Incentive Compensation Plan

Torotel’s shareholders approved the Incentive Compensation Plan (the “Plan”) in 1994. All key employees are eligible to participate in the Plan. The Plan provides for participants to receive incentive payments in cash and/or Torotel common stock based on targeted pretax earnings, as defined in the Plan. There were no awards under the Plan for the years ended April 30, 2005 and 2004.

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

	2005		2004
		Weighted		Weighted
	Shares	Average	Shares	Average
	Under	Exercise	Under	Exercise
	Option	Price	Option	Price
Outstanding at beginning of year	40,000	$.37	40,000	$.37
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at end of year	40,000	$.37	40,000	$.37
Options exercisable at end of period	40,000	$.37	20,000	$.37
Weighted average fair value of options granted during the year		—		—

The following information applies to options outstanding at April 30, 2005 and 2004:

Number outstanding	40,000	40,000
Range of exercise prices	$.37	$.37
Weighted average exercise price	$.37	$.37
Weighted average remaining contractual life	1.50 yrs.	2.50 yrs.

Employee Stock Purchase Plan

Torotel has an Employee Stock Purchase Plan that allows employees to purchase Torotel common stock at a formula price that approximates market value. The Plan enables employees to purchase stock through payroll deductions of up to 10% of their compensation. Torotel matches one-half of the employee’s contribution. Stock purchased under the Plan is restricted from transfer for one year after the date of issuance. There were no expenses under the Plan during the years ended April 30, 2005 and 2004.

401(k) Retirement Plan

Torotel has a 401(k) Retirement Plan for Torotel Products’ employees. Employer contributions to the Plan are at the discretion of the Board of Directors. Employer contributions to the Plan were $5,000 for each of the years ended April 30, 2005 and 2004.

NOTE H - EARNINGS PER SHARE

SFAS 128, Earnings per Share, requires dual presentation of basic and diluted EPS on the face of the statement of earnings regardless of whether basic and diluted EPS are the same; and requires a reconciliation of the numerator and denominator used in computing basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Pursuant to SFAS 128, the basic and diluted earnings per common share were computed as follows:

	2005	2004
Net loss	$(107,000)	$(1,439,000)
Weighted average common shares outstanding	5,111,590	5,111,590
Incremental shares	—	—
Basic and diluted loss per share	$(.02)	$(.28)

No incremental shares are included in the EPS calculations for the 40,000 shares under option since the effect would be anti-dilutive for the periods presented. There were no anti-dilutive incremental shares in 2005 because the average market price of the common stock was less than the exercise price. The number of anti-dilutive incremental shares in 2004 was 2,603.

NOTE I - STOCK WARRANTS

A warrant certificate issued in May 1998 to purchase 100,000 shares of Torotel, Inc. common stock at 75 cents per share expired on May 4, 2003. Stock warrant transactions in the year of expiration are summarized as follows:

2004
Weighted
	Shares	Average
	Under	Exercise
	Warrant	Price
Outstanding at beginning of year	100,000	$.75
Granted	—	—
Exercised	—	—
Forfeited	(100,000)	—
Outstanding at end of year	—	—
Warrants exercisable at year-end	—	—
Weighted average fair value of warrants granted during the year		—

NOTE J - ACCRUED LIABILITIES

Accrued liabilities consist of the following:

Employee related expenses	$155,000
Other, including interest	35,000
$190,000

NOTE K - GAIN ON SETTLEMENT OF DEBT

Other income as presented in the accompanying consolidated statements of operations for the year ended April 30, 2005, includes a net gain of $19,000 resulting from the settlement of an old liability at an amount lower than originally recorded.

Other income as presented in the accompanying consolidated statements of operations for the year ended April 30, 2004, includes a net gain of $440,000 resulting from Torotel being legally released from being the primary obligor for the liabilities of East Coast Holdings, Inc. (ECH), a wholly-owned subsidiary of Torotel, which was dissolved in 2004.

NOTE L - INFORMATION ABOUT MAJOR CUSTOMERS

For the year ended April 30, 2005, sales to two major customers accounted for 21% and 13% of consolidated net sales. For the year ended April 30, 2004, sales to two major customers accounted for 18% and 12% of consolidated net sales.

NOTE M - IMPAIRMENT AND AMORTIZATION OF INTANGIBLE ASSETS

Since the acquisition of Electronika in 2002 primarily involved the purchase of certain technology-based intangible assets, annual reviews have been performed to determine the amount of any impairment loss. As a result, Torotel recognized an impairment loss of $810,000 and $219,000 in the fiscal years ended 2004 and 2003, respectively. The remaining carrying value of these intangible assets is estimated at $770,000 and is supported by the projected amount recoverable from the selling shareholders of Electronika (the Caloyeras Family Partnership). The selling shareholders contractually guaranteed that the aggregate sales from Electronika’s existing ballast designs over the first five (5) full fiscal years, specifically fiscal years 2003-2007, would be at least $2,500,000, which based on the terms of the Manufacturing

Agreement with Magnetika, Inc., would result in an aggregate gross profit of $1,500,000 before any operating expenses. Aggregate sales in the first three full fiscal years were $1,117,000.

The following table provides the adjusted gross carrying value and accumulated amortization for each major class of intangible asset based on Torotel’s reassessment of previously recognized intangible assets in accordance with the adoption of SFAS 142, Goodwill and Other Intangible Assets:

		2005		2004
	Average	Gross		Gross
	Amortizable	Carrying	Accumulated	Carrying	Accumulated
	Life	Amount	Amortization	Amount	Amortization
Order backlog	1	$205,000	$205,000	$205,000	$205,000
Aircraft	3	1,148,000	378,000	1,148,000	287,000
		$1,353,000	$583,000	$1,353,000	$492,000

The total intangible amortization expense for the years ended April 30, 2005 and 2004 was $91,000 and $153,000, respectively. The estimated aggregate amortization expense for each of the next two years is as follows:

Year Ending April 30,	Amount
2006	$63,000
2007	42,000
$105,000

NOTE N - EQUITY INVESTMENT

On March 29, 2002, Torotel acquired a 17.8% equity interest in Apex. The total investment of $1,035,000 consisted of $35,000 in acquisition costs and a stock purchase of 4,000,000 common shares for $1,000,000, of which $250,000 came from available cash and the remaining $750,000 from loan proceeds from the Caloyeras Family Partnership (see Note D of Notes to Consolidated Financial Statements). The Caloyeras Family Partnership and a Caloyeras Trust also acquired 4,000,000 shares of Apex on the same terms as Torotel. On May 23, 2003, Torotel purchased an additional 355,637 common shares of Apex stock for $89,000 at 25 cents per share. As of April 30, 2005, Torotel now owns a 15.27% equity interest in Apex.

Because of Apex’s operating losses since inception, and the projected losses in the near term, Torotel recognized an impairment loss of $745,000 as of April 30, 2004. The remaining cost of the investment of $379,000 was written down through Torotel’s proportionate share of Apex’s aggregate losses in the years 2003-2005 as required under the equity method of accounting. Of this amount, $150,000 was recognized in the fiscal year ended April 30, 2005. Pursuant to FASB Interpretation No. 35, Torotel has discontinued the application of the equity method for this investment because it has been demonstrated that Torotel does not significantly influence Apex’s operating and financial activities. The specific facts that support this position are: (1) Torotel no longer has a representative sitting on Apex’s board of directors; (2) Torotel is unable to obtain unaudited year-end financial information from Apex for its fiscal year ended February 28, 2005; and (3) Torotel is not involved in the daily operations or in the planning of Apex’s future operations. The investment in Apex has no carrying value on the consolidated balance sheet of Torotel, and in the opinion of Torotel management, it is not likely that any of the investment will be recovered because of Apex’s continued financial losses. If Apex were to become profitable and eventually be sold, any cash recovered would be recognized as a gain upon receipt of the proceeds.

NOTE O - STOCK APPRECIATION RIGHTS (SARs)

On September 10, 2004, the board of directors of Torotel approved the Directors Stock Appreciation Rights Plan (the “Plan”) for non-employee directors. Each SAR is equal to one share of common stock of Torotel, and the aggregate number of SARs that may be granted under the Plan shall not exceed 500,000. The effective date of the Plan was October 1, 2004. The SARs are accounted for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.

Pursuant to the Plan, 20,000 SARs were granted on the effective date to each of the three current non-employee directors. The initial price at which each SAR was granted was $.35, which equals the market price of Torotel’s common stock on the date of grant. Accordingly, no compensation cost was recognized at the time of grant, but compensation costs will be recognized in future periods in which the market price of Torotel’s common stock increases above the grant price. Compensation cost associated with the outstanding SARs for the year ended April 30, 2005, was $3,000.

SARs shall automatically be granted in the future as follows: (1) each person who is elected as a director, who was not a director on the effective date of the Plan, shall be granted 10,000 SARs on the date such person is elected a director; and (2) on each May 1 following the effective date during the term of the Plan, each person serving as a director on such date shall be granted 10,000 SARs. After the initial grant, the price at which each SAR is granted shall be the average of the closing price of Torotel’s common stock for the ten consecutive days immediately preceding the date of grant. Upon exercise of a SAR, Torotel will pay the grantee an amount (the “Spread”) equal to the excess of the Exercise Price over the SAR grant price multiplied by the number of shares being exercised. The Exercise Price shall be the average of the closing price of Torotel’s common stock for the ten consecutive days immediately preceding the notice of exercise. For any payments that exceed $10,000, Torotel has the option to make quarterly payments over three years with interest payable quarterly at the prime rate of Torotel’s primary bank. SARs transactions in the year of adoption are summarized as follows:

2005
Weighted
	SARs	Average
	Under	Grant
	Option	Price
Outstanding at beginning of period	—	—
Granted	60,000	$.35
Exercised	—	—
Forfeited	—	—
Outstanding at end of period	60,000	$.35
SARs exercisable at end of period	—	—
Weighted average fair value of SARs granted during the year		$.40

The following information applies to SARs outstanding at April 30, 2005:

Number outstanding	60,000
Range of grant prices	$.35
Weighted average grant price	$.35
Weighted average remaining contractual life	9.42 yrs.

NOTE P - MANUFACTURING AGREEMENT WITH RELATED PARTY

Electronika’s requirements for the ballast transformers are outsourced pursuant to a Manufacturing Agreement with Magnetika, Inc. (“Magnetika”), a corporation owned by the Caloyeras family. Under the terms of the agreement, Magnetika provides all necessary raw material, labor, testing, packaging and related services required to complete the manufacture, delivery and sale of the ballast transformers, and Electronika is obligated to order all of its ballast transformer requirements exclusively from Magnetika. Electronika retains ownership of all designs, drawings, specifications and intellectual property rights associated with the ballast transformers. In exchange for the services provided to Electronika under the Manufacturing Agreement, Magnetika receives 40 percent of the net sales price of all ballast transformers sold by Electronika, plus a $2,500 per month management fee for processing all quotations and orders. The Manufacturing Agreement continues in effect until April 1, 2012. In the fiscal year ended April 30, 2005, Electronika incurred costs of $81,000 for goods purchased on trade terms of net 20 days pursuant to the Manufacturing Agreement. Of the amount of goods purchased, $27,000 was due and payable as of April 30, 2005.

NOTE Q - GRANDVIEW, MISSOURI REAL ESTATE

Prior to moving to Olathe, Kansas in March 2004, Torotel previously occupied a two-building complex with approximately 29,000 square feet located in Grandview, Missouri. This property had been listed for sale since July 2004 with little interest expressed in the entire parcel. To successfully market the property, Torotel decided to split the property into two lots, one consisting of a 24,000 square foot building on a 1.72 acre lot (“Lot No. 1”), and the other consisting of a 5,000 square foot building on a .88 acre lot (“Lot No. 2”). As a result, Torotel has entered into two separate real estate contracts to sell Lot No. 1 and Lot No. 2 for the sum of $175,000 and $225,000, respectively, less any and all applicable closing costs. Closing on the sale of Lot No. 2 took place on July 20, 2005. Closing on the sale of Lot No. 1 is contractually scheduled for no later than September 1, 2005.

PART III

ITEM 9.   Directors, Executive Officers, Promoters and Control Persons, Compliance With
Section 16(a) of the Exchange Act, Code of Ethics

The information required by Items 401 and 405 of Regulation S-B is contained in Torotel’s 2005 Proxy Statement, which is herein incorporated by reference.

Code of Business Conduct and Ethics

Torotel has adopted a Code of Business Conduct and Ethics (the “Code”) for directors, executive officers, and significant employees. A copy of the Code is posted on Torotel’s Internet website at www.torotelprod.com. If an amendment is made to, or a waiver granted of, a provision of the Code that applies to Torotel’s principal executive officer or principal financial officer where such amendment or waiver is required to be disclosed under applicable SEC rules, Torotel intends to disclose such amendment or waiver and the reasons therefore on its Internet website within four business days following any such amendment or waiver and will keep the information available on the website for at least twelve months. Following the twelve-month posting period, the information will be retained for a minimum of five years.

ITEM 10.   Executive Compensation

The information required by Item 402 is contained in Torotel’s 2005 Proxy Statement, which is herein incorporated by reference.

Employment Agreements

Torotel has new employment agreements with Dale H. Sizemore, Jr. in connection with his duties as chairman and chief executive officer, and H. James Serrone in connection with his duties as chief financial officer of Torotel, Inc. and general manager of Torotel Products, Inc. Both agreements became effective May 1, 2005, and will expire on April 30, 2008, unless the parties mutually agree to extend the agreements. The contracts provide for minimum base monthly salaries of $10,000 and $7,500 for Messrs. Sizemore and Serrone, respectively, plus other benefits and incentive awards as determined by Torotel’s board of directors. The agreements further provide that if Torotel terminates a party’s employment prior to the expiration date, other than for cause, that party will receive a lump sum severance payment in the amount equal to one year of salary, bonus and benefits. In the event of a change in control of the company, the employee, if offered a position to remain with the company, may elect to select the offer or may elect to take a lump sum payment for the remaining term of the employment contract. In addition, if a party is required to move out of the Kansas City metropolitan area or if that party’s duties are reduced, the employee will have the option of accepting the changes or terminating their employment with full payment for the remaining term of the employment agreement. The agreements also provide for a restrictive covenant of non-competition for a period of two years following termination of employment.

ITEM 11.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 201(d) and Item 403 of Regulation S-B is contained in Torotel’s 2005 Proxy Statement, which is herein incorporated by reference.

ITEM 12.   Certain Relationships and Related Transactions

Indebtedness to Shareholders

On March 28, 2002, Torotel entered into a $750,000 promissory note with the Caloyeras Family Partnership, whose members beneficially own and control 49% of the outstanding common shares of Torotel. Under the terms of the note, the outstanding balance bears interest at a rate of 7% per annum and requires quarterly interest-only payments of $13,125. The note has a maturity date of March 28, 2007, and is collateralized by the common stock owned by Torotel in Apex and Electronika. As of April 30, 2005, the outstanding principal balance was $750,000. Proceeds from the loan were used to acquire an equity interest in Apex (see Note N of Notes to Consolidated Financial Statements).

Employment Agreements

Torotel has new employment agreements with Dale H. Sizemore, Jr. and H. James Serrone, as described in Item 10 above.

Related Transactions

The Caloyeras family presently controls 49% of Torotel’s outstanding common shares. For the year ended April 30, 2005, Electronika, a wholly-owned subsidiary of Torotel, incurred costs of $81,000 for goods purchased pursuant to a Manufacturing Agreement with Magnetika, Inc., a corporation owned by Peter B. Caloyeras and his family. Of the amount of goods purchased, $27,000 was due and payable as of April 30, 2005.

ITEM 13.   Exhibits

(a)           Exhibits (Electronic Filing Only)

Exhibit 3.1	Articles of Incorporation (incorporated by reference to Exhibit 3 of Form 10-QSB filed with the SEC on March 13, 2000)
Exhibit 3.2	By-laws
Exhibit 10.1	Form of Employment Agreement
Exhibit 10.2	Manufacturing Agreement with Magnetika, Inc. (incorporated by Reference to Exhibit 8.4 of Form 8-K filed with the SEC on April 15, 2002)
Exhibit 10.3	Secured Promissory Note Payable to Caloyeras Family Partnership (incorporated by reference to Exhibit 5 of Form 8-K filed with the SEC on April 17, 2002)
Exhibit 14	Code of Ethics for Directors, Executive Officers, Significant Employees (incorporated by reference to Exhibit 14 of Form 10-KSB filed with the SEC on February 16, 2005)
Exhibit 21	Subsidiaries of the Registrant
Exhibit 31.1	Officer Certification
Exhibit 31.2	Officer Certification
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14.   Principal Accountant Fees and Services

The information required by Item 9(e) of Schedule 14A is contained in Torotel’s 2005 Proxy Statement, which is herein incorporated by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Torotel, Inc.
(Registrant)

By:	/s/ H. JAMES SERRONE
H. James Serrone
Vice President of Finance and
Chief Financial Officer
	Date:	July 27, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ DALE H. SIZEMORE, JR.		By:	/s/ ANTHONY L. LEWIS
	Dale H. Sizemore, Jr.			Anthony L. Lewis
	Chairman of the Board, President,			Director
	Chief Executive Officer			Date:	July 27, 2005
and Director
	Date:	July 27, 2005
By:	/s/ RICHARD A. SIZEMORE		By:	/s/ STEPHEN K. SWINSON
	Richard A. Sizemore			Stephen K. Swinson
	Director			Director
	Date:	July 27, 2005		Date:	July 27, 2005

By:	/s/ H. JAMES SERRONE
H. James Serrone
Vice President of Finance,
Chief Financial Officer, Secretary
and Director
	Date:	July 27, 2005