Form 10QSB
period 2005-07-31
TOROTEL INC
filed 2005-09-14
CIK 98752

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2005

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes  ☐  No  ☒

As of September 8, there were 5,111,590 shares of Common Stock, $.01 Par Value, outstanding.

TOROTEL, INC. AND SUBSIDIARIES

PART I.     FINANCIAL INFORMATION

Item 1.             Financial Statements

CONSOLIDATED BALANCE SHEET (Unaudited)

As of July 31, 2005

ASSETS

Current assets:
Cash	$341,000
Accounts receivable, net	596,000
Inventories	338,000
Prepaid expenses and other current assets	50,000
Real estate held for sale	112,000
1,437,000

Property, plant and equipment, net	1,054,000

Other assets	30,000
Equity investment	—
Intangible assets, net	754,000

$3,275,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$70,000
Trade accounts payable	201,000
Accrued liabilities	182,000
Accrued interest on note payable to shareholders	5,000
458,000

Long-term debt, less current maturities	928,000

Note payable to shareholders	750,000

Stockholders’ equity:
Common stock, at par value	52,000
Capital in excess of par value	12,362,000
Accumulated deficit	(11,070,000)
1,344,000
Less treasury stock, at cost	205,000
1,139,000

$3,275,000

The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended July 31,

	2005	2004
Net sales	$1,267,000	$1,004,000
Cost of goods sold	718,000	679,000

Gross profit	549,000	325,000

Operating expenses:

Engineering	57,000	52,000
Selling, general and administrative	355,000	288,000
Amortization of intangible assets	16,000	9,000

	428,000	349,000

Earnings (loss) from operations	121,000	(24,000)

Other expense (income):
Interest expense	33,000	34,000
Equity in loss of investee	—	28,000
Impairment of real estate	36,000	—
Gain on settlement of debt	(35,000)	—
Gain on sale of real estate	(105,000)	—
	(71,000)	62,000

Earnings (loss) before provision for income taxes	192,000	(86,000)

Provision for income taxes	—	—

Net earnings (loss)	$192,000	$(86,000)

Basic and diluted earnings (loss) per share	$.04	$(.02)

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Three Months Ended July 31,

	2005	2004
Cash flows from operating activities:
Net earnings (loss)	$192,000	$(86,000)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Gain on sale of asset	(105,000)	—
Gain on settlement of debt	(35,000)	—
Impairment of real estate	36,000	—
Equity in loss of investee	—	28,000
Depreciation and amortization	33,000	26,000
Increase (decrease) in cash flows from operations resulting from changes in:
Accounts receivable	81,000	(274,000)
Inventories	(66,000)	(118000)
Prepaid expenses and other assets	(47,000)	(37,000)
Trade accounts payable	62,000	(71,000)
Accrued liabilities	27,000	69,000

Net cash provided by (used in) operating activities	178,000	(463,000)

Cash flows from investing activities:
Capital expenditures	(16,000)	(16,000)
Net proceeds from sale of asset	205,000	—

Net cash provided by (used in) investing activities	189,000	(16,000)

Cash flows from financing activities:
Principal payments on long-term debt	(219,000)	(13,000)

Net cash used in financing activities	(219,000)	(13,000)

Net increase (decrease) in cash	148,000	(492,000)
Cash, beginning of period	193,000	532,000

Cash, end of period	$341,000	$40,000

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$33,000	$34,000
Income taxes payable	$—	$—

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation

Torotel specializes in the custom design and manufacture of a wide variety of precision magnetic components, consisting of transformers, inductors, reactors, chokes and toroidal coils, for use in commercial, industrial and military electronics.  Torotel also designs and distributes ballast transformers for the airline industry.  Approximately 97% of Torotel’s sales are derived from domestic customers.  The accompanying unaudited consolidated financial statements reflect the normal recurring adjustments, as well as an adjustment to reflect real estate held for sale to the net realizable value, which in the opinion of management are necessary to present fairly Torotel’s financial position at July 31, 2005, and the results of operations for the three months ended July 31, 2005.

The financial statements contained herein should be read in conjunction with Torotel’s financial statements and related notes filed on Form 10-KSB for the year ended April 30, 2005.

Note 2 - Inventories

The components of inventories are summarized as follows:

Raw materials	$66,000
Work in process	208,000
Finished goods	64,000
$338,000

Note 3 - Employee Stock Options

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

Stock option transactions under the 1994 Incentive Compensation Plan for each period through July 31 are summarized as follows:

	2005		2004
	Weighted		Weighted
	Shares	Average	Shares	Average
	Under	Exercise	Under	Exercise
	Option	Price	Option	Price
Outstanding at beginning of period	40,000	$.37	40,000	$.37
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at end of period	40,000	$.37	40,000	$.37

Options exercisable at end of period	40,000	$.37	40,000	$.37
Weighted average fair value of options granted during the year		—		—

The following information applies to options outstanding for each period through July 31:

	2005	2004
Number outstanding	40,000	40,000
Range of exercise prices	$.37	$.37
Weighted average exercise price	$.37	$.37
Weighted average remaining contractual life	1.25 yrs.	2.25 yrs.

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

	2005	2004
Net earnings (loss)	$192,000	$(86,000)
Weighted average common shares outstanding	5,111,590	5,111,590
Incremental shares	—	—

Basic and diluted earnings (loss) per share	$.04	$(.02)

No incremental shares are included in the 2004 or 2005 EPS calculations for the 40,000 shares under option since the effect would be anti-dilutive for both periods presented.  There were no anti-dilutive incremental shares in 2005 because the average market price of the common stock was less than the exercise price.

Note 5 - Amortization of Intangibles

Since the acquisition of Electronika primarily involved the purchase of certain technology-based intangible assets, annual reviews have been performed to determine the amount of any impairment.  The remaining carrying value of these intangible assets is estimated at $754,000 and is supported by the projected amount recoverable from the selling shareholders of Electronika (the Caloyeras Family Partnership).  The selling shareholders contractually guaranteed that the aggregate sales from Electronika’s existing ballast designs over the first five (5) full fiscal years, specifically fiscal years 2003-2007, would be at least $2,500,000, which based on the terms of the Manufacturing Agreement with Magnetika, Inc., would result in an aggregate gross profit of $1,500,000 before any operating expenses.  Aggregate sales since fiscal 2003 have been $1,165,000.

The following table provides the adjusted gross carrying value and accumulated amortization for each major class of intangible asset based on Torotel’s reassessment of previously recognized intangible assets in accordance with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets:

		2005		2004
	Average	Gross	Gross
	Amortizable	Carrying	Accumulated	Carrying	Accumulated
	Life	Amount	Amortization	Amount	Amortization
Aircraft - ballasts	3	$1,148,000	$394,000	$1,148,000	$296,000

The total intangible amortization expense for the three months ended July 31, 2005 and 2004 was $16,000 and $9,000, respectively.  The estimated aggregate amortization expense for each of the next two years is as follows:

April 30,	Amount
2006	$63,000
2007	42,000

$105,000

The remaining book value of approximately $665,000 at April 30, 2007, represents the amount recoverable from the former shareholders, and is based on the estimated sales from the aforementioned ballast designs.

Note 6 – Stock Appreciation Rights (SARs)

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

Each SAR granted hereunder may be exercised to the extent that the Grantee is vested in such SAR.  The SARs will vest according to the following schedule:

Number of Years the Grantee has remained	Shares represented
a director of the Company following	by a SAR in which
the Date of Grant	a Grantee is Vested
Under one	0%
At least one but less than two	33%
At least two but less than three	67%
Three or more	100%

A Grantee shall become fully (100%) vested in each of his or her SARs under the following circumstances:  (i) upon termination of the Grantee’s service as a director of the Company for reasons of death, disability or retirement; (ii) if the Compensation and Nominating Committee (the “Committee”), in its sole discretion, determines that acceleration of the SAR vesting schedule would be desirable for the Company; or (iii) if the Company shall, pursuant to action by its Board of Directors, at any time propose to merge into, consolidate with, or sell or otherwise transfer all or substantially all of its assets to another corporation, and provision is not made pursuant to the terms of such transaction for the assumption by the surviving, resulting or acquiring corporation of outstanding SARs or for substitution of new SARs therefore, the Committee shall cause written notice of the proposed transaction to be given to each Grantee not less than twenty days prior to the anticipated effective date of the proposed transaction, and his or her SARs shall become fully (100%) vested and, prior to a date specified in such notice, which shall be not more than ten days prior to the anticipated effective date of the proposed transaction, each Grantee shall have the right to exercise his or her SARs.

Pursuant to the Plan, 10,000 SARs were granted on May 1, 2005, at a price of $.302, to each of the three current non-employee directors.  SARs transactions for each period though July 31 are summarized as follows:

	2005		2004
	Weighted		Weighted
	SARs	Average	SARs	Average
	Under	Grant	Under	Grant
	Option	Price	Option	Price
Outstanding at beginning of period	60,000	$.350	—	—
Granted	30,000	$.302	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at end of period	90,000	$.334	—	—

SARs exercisable at end of period	—	—	—	—
Weighted average fair value of SARs granted during the period		—		—

The following information applies to SARs outstanding for each period through July 31:

	2005	2004
Number outstanding	90,000	—
Range of grant prices	$.302 - $.350	—
Weighted average grant price	$.334	—
Weighted average remaining contractual life	9.36 yrs.	—

Note 7 – Gain on Settlement of Debt

Other income as presented in the accompanying consolidated statements of operations for the three months ended July 31, 2005, includes a net gain of $35,000 resulting from the settlement of an old liability at an amount lower than originally recorded.

Note 8 – Grandview, Missouri Real Estate

Prior to moving to Olathe, Kansas in March 2004, Torotel previously occupied a two-building complex with approximately 29,000 square feet located in Grandview, Missouri.  This property was split into two parcels, one consisting of a 24,000 square foot building on a 1.72-acre lot (“Lot No. 1”), and the other consisting of a 5,000 square foot building on an .88-acre lot (“Lot No. 2”).  On July 20, 2005, Torotel closed on the sale of Lot No. 2 at a contract price of $225,000.  The sale resulted in net proceeds of $205,000 and a net gain of $105,000, which is presented in other income in the accompanying consolidated statements of operations for the three months ended July 31, 2005.

Torotel had entered into a real estate contract to sell Lot No. 1 at a gross selling price of $175,000, with closing scheduled for no later than September 1, 2005.  Upon completion of the 50-day inspection period, the buyer rescinded his original offer of $175,000 and countered at a price of $125,000, which Torotel has accepted in order to eliminate the costs for real estate taxes, property and casualty insurance, and utilities.  Torotel will receive net proceeds from the sale of approximately $112,000, which is below the property’s book value of $148,000.  As a result, Torotel has recorded an impairment charge of $36,000, which is presented in other expense in the accompanying consolidated statements of operations for the three months ended July 31, 2005.  Closing on the sale is now scheduled for September 16, 2005.

Note 9 – Concentrations of Credit Risk

At various times and at July 31, 2005, Torotel maintained cash in bank balances that exceed the federally insured limits.

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

Electronika is a marketing and licensing company selling ballast transformers to the airline industry.  These transformers activate and control the lights in commercial airplane cockpits.  Electronika’s ballast transformers are approved as spare and replacement parts in DC-8, DC-9, DC-10, MD-80, and MD-88 aircraft.  However, sales of ballast transformers have been made primarily for use in DC-8 and DC-9 aircraft.  As a result, the business of Electronika is subject to various risks including, without limitation, any decline in use of the referenced aircraft, and competition for the available spare parts business.  Electronika’s sales do not represent a significant portion of any particular market.  Electronika’s requirements for the ballast transformers are outsourced pursuant to a Manufacturing Agreement with Magnetika, Inc. (“Magnetika”), a corporation owned by Peter B. Caloyeras and his family.  Under the terms of the agreement, Magnetika provides all necessary raw material, labor, testing, packaging and related services required to complete the manufacture, delivery and sale of the ballast transformers.  Electronika retains ownership of all designs, drawings, specifications and intellectual property rights associated with the ballast transformers.  Due to lower than anticipated sales for Electronika, the carrying value of the intangible assets of Electronika is now $754,000.  These intangible assets are being partially amortized over the next three fiscal years.  At April 30, 2007, the remaining value of the intangible assets are expected to be approximately $665,000, which will represent the projected amount recoverable pursuant to the sales guarantee provided by the selling shareholders of Electronika.  The recoverable amount will reduce the $750,000 note payable to shareholders, who are also the owners of Magnetika.  Magnetika is a manufacturing company that, in addition to the aforementioned ballast transformers, manufacturers various other products similar to those of Torotel for other unrelated customers.  Magnetika’s annual sales are estimated to be approximately two to three times the annual sales of Torotel.  Total purchases from Magnetika by Electronika amounted to $19,000 for the three months ended July 31, 2005.

Torotel’s management is not involved in the daily operations of Apex.  Dale H. Sizemore, Jr., Torotel’s chairman and chief executive officer, served as a member of Apex’s board of directors from March 2002 until his resignation in October 2004.  i-INFO is Apex’s umbrella term for a foundational system architecture of patented information management software products created by Apex primarily for government entities.  The success of Apex depends, among other things, on its ability to market its products to government entities.  The investment in Apex has no carrying value on the consolidated balance sheet of Torotel, and in the opinion of Torotel management, it is not likely that any of the investment will be recovered because of Apex’s continued financial losses.  If Apex were to become profitable and eventually be sold, any cash recovered would be recognized as a gain upon receipt of the proceeds.

Business Outlook

Torotel Products projected an overall increase in new order bookings of 28% for fiscal year 2006.  The rate of new order bookings during the first quarter was up 178%.  The rate for magnetics was up 32%, with the balance of the bookings increase represented by the $1,395,000 contract received for the potted coil assembly in May 2005.  As a result, the order backlog was 42% higher than a year ago.  The primary factors that drive gross profit and net earnings for Torotel Products are sales volume and product mix.  The gross profits on mature products/programs and larger transformer devices tend to be higher than those that are still in the prototyping or early production stages and simpler inductor devices.  As a result, in any given accounting period the mix of product shipments between higher and lower margin jobs has a significant impact on the gross profit and net earnings of Torotel Products.

Electronika’s overall sales will continue to be impacted by the decline in the number of active DC-8 and DC-9 aircraft.

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

Three Months Ended July 31, 2005 Compared With Three Months Ended July 31, 2004

Net sales increased 26%.  The net sales of Torotel Products increased nearly 24% from $986,000 to $1,219,000.  This increase is attributable to higher demand for molded coils used in down-hole drilling applications, higher shipments of the potted coil assembly for the Hellfire II missile system, and higher demand from Torotel’s aerospace markets.  The net sales of Electronika increased nearly 167% from $18,000 to $48,000; however, the current quarter’s sales volume is slightly lower than the previous three quarters, which is representative of the downward trend in Electronika’ sales.

Gross profit as a percentage of net sales increased 11%.  The gross profit percentage of Torotel Products increased 11% because of higher sales volume without a comparable increase in fixed production costs, and lower labor costs due to higher levels of overtime and inefficiencies encountered with the training of new production personnel in last year’s quarter, which was in conjunction with the move to Olathe.  Electronika’s gross profit as a percentage of net sales remained unchanged.

Engineering expenses, applicable only to Torotel Products, increased nearly 10% from $52,000 to $57,000 because of higher payroll costs associated with the hiring of an additional engineer and higher training costs.  Management does anticipate an increase in the present level of engineering expenses as additional training costs are planned.

Selling, general and administrative (SG&A) expenses increased 23%.  The SG&A expenses of Torotel, Inc. increased 87% from $39,000 to $73,000 primarily because of auditing fees absorbed in the quarter.  The SG&A expenses of Torotel Products increased 14% from $241,000 to $275,000 primarily because of higher payroll costs of $10,000, a $5,000 relocation bonus for a new employee, a $4,000 increase in fast-pay discounts taken by certain major customers, a $4,000 increase in travel costs, a $4,000 increase computer software costs, a $4,000 increase in repairs and maintenance costs, and a $3,000 increase in advertising costs.  The SG&A expenses of Electronika decreased slightly from $8,000 to $7,000.  Management does anticipate an increase in the present level of SG&A expenses as additional training costs are planned.

Amortization costs, entirely attributable to Electronika, increased 78% from $9,000 to $16,000 (see Note 5 of Notes to Consolidated Financial Statements).

Interest expense decreased slightly.  The interest expense of Torotel, Inc. remained unchanged at $13,000.  The interest expense of Torotel Products decreased from $21,000 to $20,000 because of a lower debt balance.

There was no earnings impact in the current quarter from the investment in Apex.  Equity in loss of investee was $28,000 in the prior year.

Impairment of real estate increased $36,000 due to reducing the book value of the real estate held for sale in Grandview, Missouri to its contracted price, less estimated selling and closing cost (see Note 8 of Note to Consolidated Financial Statements).

Gain on settlement of debt increased because of the $35,000 gain that resulted from the settlement of an old liability at an amount lower than originally recorded.

Gain on sale of real estate increased because of the $105,000 net gain that resulted from the sale of a portion of the real estate located in Grandview, Missouri (see Note 8 of Notes to Consolidated Financial Statements).

For the reasons discussed above, the consolidated pretax earnings increased from a loss of $86,000 to a profit of $192,000.  The pretax loss of Torotel, Inc. decreased from $80,000 to $51,000.  The pretax earnings of Torotel Products increased from breakeven to $237,000.  The pretax earnings of Electronika increased from a loss of $6,000 to a profit of $6,000.

Liquidity and Capital Resources

The table below presents the summary of cash flow for the three-month periods indicated.

	2005	2004
Net cash provided by (used in) operating activities	$178,000	$(463,000)
Net cash provided by (used in) investing activities	$189,000	$(16,000)
Net cash used in financing activities	$(219,000)	$(13,000)

Net cash used in operating activities fluctuates between periods primarily as a result of differences in operating earnings, the timing of shipments and the collection of accounts receivable, changes in inventory, level of sales and payment of accounts payable.  The increase in net cash provided by investing activities is because of the net proceeds of $205,000 from the sale of part of the real estate located in Grandview, Missouri.  Capital expenditures were $16,000 during the first quarter of fiscal 2006.  Management anticipates approximately $50,000 in total capital expenditures for fiscal 2006.  Net cash used in financing activities is because of payments on long-term debt, most of which came from the proceeds from the building sale.  Management believes that the projected cash flow generated from operations, combined with its existing cash balances, will be sufficient to meet its funding requirements for the foreseeable future.  Torotel does have a $200,000 bank line of credit available, which could be utilized to help fund growth, if required.

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

Item 3.             Controls and Procedures

Torotel’s Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) for Torotel.  Such officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that Torotel’s disclosure controls and procedures are adequate and effective for purposes of Rule 13a-14(c) in timely alerting them to material information relating to Torotel required to be included in Torotel’s filings with the SEC under the Securities Exchange Act of 1934.  The Certifying Officers also have indicated that there were no changes during the period covered by this report in Torotel’s internal controls over financial reporting or other factors that have materially affected, or are reasonably likely to materially affect such controls, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

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

b)                                Reports on Form 8-K                                       There was one report filed on Form 8-K during the three months ended July 31, 2005.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Torotel, Inc.

(Registrant)

/s/ Dale H. Sizemore, Jr.
Dale H. Sizemore, Jr.
Chief Executive Officer
Date:	September 9, 2005

/s/ H. James Serrone
H. James Serrone
Chief Financial Officer
Date:	September 9, 2005