Form 10QSB
period 2006-01-31
TOROTEL INC
filed 2006-03-14
CIK 98752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2006

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

Yes  ☐   No  ☒

As of March 8, 2006, there were 5,111,590 shares of Common Stock, $.01 par value, outstanding.

TOROTEL, INC. AND SUBSIDIARIES

PART I.               FINANCIAL INFORMATION

Item 1.                       Financial Statements

CONSOLIDATED BALANCE SHEET (Unaudited)

As of January 31, 2006

ASSETS

Current assets:
Cash	$674,000
Accounts receivable, net	471,000
Inventories	396,000
Prepaid expenses and other current assets	26,000
1,567,000

Property, plant and equipment, net	1,073,000

Other assets	13,000
Equity investment	—
Intangible assets, net	712,000

$3,365,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$80,000
Trade accounts payable	176,000
Accrued liabilities	220,000
Accrued interest on note payable to shareholders	5,000
481,000

Long-term debt, less current maturities	769,000

Note payable to shareholders	750,000

Stockholders’ equity:
Common stock, at par value	52,000
Capital in excess of par value	12,362,000
Accumulated deficit	(10,844,000)
1,570,000
Less treasury stock, at cost	205,000
1,365,000

$3,365,000

The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Nine Months Ended January 31,

	2006	2005
Net sales	$4,090,000	$3,297,000
Cost of goods sold	2,337,000	2,103,000

Gross profit	1,753,000	1,194,000

Operating expenses:
Engineering	191,000	152,000
Selling, general and administrative	1,106,000	859,000
Amortization of intangible assets	58,000	64,000
	1,355,000	1,075,000

Earnings from operations	398,000	119,000

Other expense (income):
Interest expense	89,000	102,000
Equity in loss of investee	—	139,000
Impairment of real estate	36,000	—
Gain on settlement of debt	(35,000)	—
Gain on sale of real estate	(110,000)	—
Other, net	—	1,000
	(20,000)	242,000

Earnings (loss) before provision for income taxes	418,000	(123,000)

Provision for income taxes	—	—

Net earnings (loss)	$418,000	$(123,000)

Basic and diluted earnings (loss) per share	$.08	$(.02)

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended January 31,

	2006	2005
Net sales	$1,376,000	$1,125,000
Cost of goods sold	849,000	653,000

Gross profit	527,000	472,000

Operating expenses:
Engineering	69,000	50,000
Selling, general and administrative	348,000	297,000
Amortization of intangible assets	21,000	28,000
	438,000	375,000

Earnings from operations	89,000	97,000

Other expense:
Interest expense	27,000	33,000
Equity in loss of investee	—	63,000
Other, net	—	1,000
	27,000	97,000

Earnings before provision for income taxes	62,000	—

Provision for income taxes	—	—

Net earnings	$62,000	$—

Basic and diluted earnings per share	$.01	$—

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Nine Months Ended January 31,

	2006	2005
Cash flows from operating activities:
Net earnings (loss)	$418,000	$(123,000)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Gain on sale of real estate	(110,000)	—
Gain on settlement of debt	(35,000)	—
Impairment of real estate	36,000	—
Equity in loss of investee	—	139,000
Depreciation and amortization	112,000	113,000
Disposition of assets	—	1,000
Change in value of stock appreciation rights	30,000	—
Increase (decrease) in cash flows from operations resulting from changes in:
Accounts receivable	206,000	(285,000)
Inventories	(124,000)	(34,000)
Prepaid expenses and other assets	(6,000)	4,000
Trade accounts payable	37,000	(246,000)
Accrued liabilities	40,000	110,000

Net cash provided by (used in) operating activities	604,000	(321,000)

Cash flows from investing activities:
Capital expenditures	(72,000)	(32,000)
Net proceeds from sale of asset	317,000	—

Net cash provided by (used in) investing activities	245,000	(32,000)

Cash flows from financing activities:
Principal payments on long-term debt	(368,000)	(39,000)

Net cash used in financing activities	(368,000)	(39,000)

Net increase (decrease) in cash	481,000	(392,000)
Cash, beginning of period	193,000	532,000

Cash, end of period	$674,000	$140,000

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$89,000	$102,000
Income taxes payable	$—	$—

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation

Torotel specializes in the custom design and manufacture of a wide variety of precision magnetic components, consisting of transformers, inductors, reactors, chokes and toroidal coils, for use in commercial, industrial and military electronics. Torotel also designs and distributes ballast transformers for the airline industry. Approximately 98% of Torotel’s sales during the first nine months of fiscal 2006 have been derived from domestic customers. The accompanying unaudited consolidated financial statements reflect the normal recurring adjustments, as well as an adjustment to reflect real estate held for sale to the net realizable value, which in the opinion of management are necessary to present fairly Torotel’s financial position at January 31, 2006, and the results of operations for the nine months ended January 31, 2006.

The financial statements contained herein should be read in conjunction with Torotel’s financial statements and related notes filed on Form 10-KSB for the year ended April 30, 2005.

Note 2 - Inventories

The components of inventories are summarized as follows:

Raw materials	$57,000
Work in process	250,000
Finished goods	89,000
$396,000

Note 3 – Financing Agreement

On September 30, 2005, Torotel Products renewed its $200,000 revolving credit agreement with Bank of Blue Valley. Advances under the credit line are limited to 75% of eligible billed receivables. The revolving line is collateralized by the land and buildings in Olathe, Kansas. Under the terms of the agreement, the outstanding balance of the revolving line bears interest at 1.5% over the bank’s corporate base rate and has a maturity date of September 30, 2006. As of January 31, 2006, the effective borrowing rate was 9% and the entire credit line was available.

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

Stock option transactions under the 1994 Incentive Compensation Plan for each period through January 31 are summarized as follows:

	2006		2005
	Weighted Shares Under Option	Average Exercise Price	Weighted Shares Under Option	Average Exercise Price
Outstanding at beginning of period	40,000	$.37	40,000	$.37
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at end of period	40,000	$.37	40,000	$.37

Options exercisable at end of period	40,000	$.37	40,000	$.37
Weighted average fair value of options granted during the year	—	—

The following information applies to options outstanding for each period through January 31:

	2006	2005
Number outstanding	40,000	40,000
Range of exercise prices	$.37	$.37
Weighted average exercise price	$.37	$.37
Weighted average remaining contractual life	.75 yrs.	1.75 yrs.

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

Year-to-Date EPS Calculations

	2006	2005
Net earnings (loss)	$418,000	$(123,000)
Weighted average common shares outstanding	5,111,590	5,111,590
Incremental shares	4,790	—

Basic and diluted earnings (loss) per share	$.08	$(.02)

No incremental shares are included in the 2005 year-to-date EPS calculations for the 40,000 shares under option since the effect would be anti-dilutive.

Quarterly EPS Calculations

	2006	2005
Net earnings	$62,000	$—
Weighted average common shares outstanding	5,111,590	5,111,590
Incremental shares	14,658	—

Basic and diluted earnings per share	$.01	$—

There were no anti-dilutive incremental shares in 2005 because the average market price of the common stock was less than the exercise price.

Note 6 - Amortization of Intangibles

Since the acquisition of Electronika primarily involved the purchase of certain technology-based intangible assets, annual reviews have been performed to determine the amount of any impairment. The remaining carrying value of these intangible assets is estimated at $712,000 and is supported by the projected amount recoverable from the selling shareholders of Electronika (the Caloyeras Family Partnership). The selling shareholders contractually guaranteed that the aggregate sales from Electronika’s existing ballast designs over the first five (5) full fiscal years, specifically fiscal years 2003-2007, would be at least $2,500,000, which based on the terms of the Manufacturing Agreement with Magnetika, Inc., would result in an aggregate gross profit of $1,500,000 before any operating expenses. Aggregate sales since fiscal 2003 have been $1,269,000.

The following table provides the adjusted gross carrying value and accumulated amortization for each major class of intangible asset based on Torotel’s reassessment of previously recognized intangible assets in accordance with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets:

		2006		2005
	Average Amortizable Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Aircraft - ballasts	3	$1,148,000	$436,000	$1,148,000	$351,000

The total intangible amortization expense for the nine months ended January 31, 2006 and 2005 was $58,000 and $64,000, respectively. The estimated aggregate amortization expense for each of the next two years is as follows:

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

Each SAR granted hereunder may be exercised to the extent that the Grantee is vested in such SAR. The SARs will vest according to the following schedule:

Number of Years the Grantee has remained a director of the Company following the Date of Grant	Shares represented by a SAR in which a Grantee is Vested
Under one	0%
At least one but less than two	33%
At least two but less than three	67%
Three or more	100%

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

SARs transactions for each period though January 31 are summarized as follows:

	2006		2005
	Weighted SARs Under Option	Average Grant Price	Weighted SARs Under Option	Average Grant Price

Outstanding at beginning of period	60,000	$.350	—	—
Granted	30,000	$.302	60,000	$.350
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at end of period	90,000	$.334	60,000	$.350

SARs exercisable at end of period	20,000	$.350	—	—
Weighted average fair value of SARs granted during the period		$.705		—

The following information applies to SARs outstanding for each period through January 31:

	2006	2005
Number outstanding	90,000	60,000
Range of grant prices	$.302 - $.350	$.350
Weighted average grant price	$.334	$.350
Weighted average remaining contractual life	8.86 yrs.	9.67 yrs.

Total compensation expense for the outstanding SARs, as if fully vested, was $14,000 and $30,000 for the three and nine months ended January 31, 2006, respectively. The three months ended July 31, 2005, included a $3,000 reduction in compensation expense to reduce the related liability to zero as the grant price exceeded the exercise price.

Note 8 – Gain on Settlement of Debt

Other income as presented in the accompanying consolidated statements of operations for the nine months ended January 31, 2006, includes a net gain of $35,000 resulting from the settlement of an old liability at an amount lower than originally recorded.

Note 9 – Grandview, Missouri Real Estate

Prior to moving to Olathe, Kansas in March 2004, Torotel previously occupied a two-building complex with approximately 29,000 square feet located in Grandview, Missouri. This property was split into two parcels, one consisting of a 24,000 square foot building on a 1.72-acre lot (“Lot No. 1”), and the other consisting of a 5,000 square foot building on an .88-acre lot (“Lot No. 2”). On July 20, 2005, Torotel closed on the sale of Lot No. 2 at a contract price of $225,000. The sale resulted in net proceeds of $205,000 and a net gain of $105,000, which is presented in other income in the accompanying consolidated statements of operations for the nine months ended January 31, 2006.

Torotel had entered into a real estate contract to sell Lot No. 1 at a gross selling price of $175,000, with closing scheduled for no later than September 1, 2005. Upon completion of the 50-day inspection period, the buyer rescinded his original offer of $175,000 and countered at a price of $125,000, which Torotel accepted in order to eliminate the costs for real estate taxes, property and casualty insurance, and utilities. In doing so, Torotel recorded an impairment charge of $36,000, which is presented in other expense in the accompanying consolidated statements of operations for the nine months ended January 31, 2006. Closing on the sale took place on September 16, 2005, with Torotel receiving net proceeds from the sale of  $112,000. The sale resulted in a net gain of $5,000, which is presented in other income in the accompanying consolidated statements of operations for the nine months ended January 31, 2006.

Note 10 – Concentrations of Credit Risk

At various times and at January 31, 2006, Torotel maintained cash in bank balances that exceed the federally insured limits.

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

Torotel Products markets its components primarily through a 3-person internal sales force and two independent manufacturers’ representatives paid on a commission basis. In June 2005, Torotel Products added a design engineer with sales experience (formerly with Standex Electronics) for the purpose of expanding its reach into new markets and/or customers. The plan is to have the 4-person engineering department become more active in the sales and marketing efforts. An incentive program has been developed in this regard for all engineering personnel to earn a commission on new product sales to existing, as well as new customers.

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

Electronika is a marketing and licensing company selling ballast transformers to the airline industry. These transformers activate and control the lights in commercial airplane cockpits. Electronika’s ballast transformers are approved as spare and replacement parts in DC-8, DC-9, DC-10, MD-80, and MD-88 aircraft. However, sales of ballast transformers have been made primarily for use in DC-8 and DC-9 aircraft. As a result, the business of Electronika is subject to various risks including, without limitation, any decline in use of the referenced aircraft, and competition for the available spare parts business. Electronika’s sales do not represent a significant portion of any particular market. Electronika’s requirements for the ballast transformers are outsourced pursuant to a Manufacturing Agreement with Magnetika, Inc. (“Magnetika”), a corporation owned by Peter B. Caloyeras and his family. Under the terms of the agreement, Magnetika provides all necessary raw material, labor, testing, packaging and related services required to complete the manufacture, delivery and sale of the ballast transformers. Electronika retains ownership of all designs, drawings, specifications and intellectual property rights associated with the ballast transformers. Due to lower than anticipated sales for Electronika, the carrying value of the intangible assets of Electronika is now $712,000. These intangible assets are being partially amortized over the next two fiscal years. At April 30, 2007, the remaining value of the intangible assets is expected to be approximately $628,000, which will represent the projected amount recoverable pursuant to the sales guarantee provided by the selling shareholders of Electronika. The recoverable amount will reduce the $750,000 note payable to shareholders, who are also the owners of Magnetika. Magnetika is a manufacturing company that, in addition to the aforementioned ballast transformers, manufacturers various other products similar to those of Torotel for other unrelated customers. Magnetika’s annual sales are estimated to be approximately two to three times the annual sales of Torotel. Total purchases from Magnetika by Electronika amounted to $61,000 for the nine months ended January 31, 2006.

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

Business Outlook

Torotel Products projected an overall increase in new order bookings of 28% for fiscal year 2006. The rate of new order bookings during the first nine months of fiscal 2006 was up 77%. The rate for magnetics was up 17%, with the balance of the bookings increase represented by $1,513,000 in contracts received for the potted coil assembly, and a $49,000 order received for two capacitor assemblies, which are new jobs for Torotel Products. As a result, the order backlog was 40% higher than a year ago. The primary factors that drive gross profit and net earnings for Torotel Products are sales volume and product mix. The gross profits on mature products/programs and larger transformer devices tend to be higher than those that are still in the prototyping or early production stages and simpler inductor devices. As a result, in any given accounting period the mix of product shipments between higher and lower margin jobs has a significant impact on the gross profit and net earnings of Torotel Products.

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

Nine Months Ended January 31, 2006 Compared With Nine Months Ended January 31, 2005

Net sales increased 24%. The net sales of Torotel Products increased 25% from $3,155,000 to $3,938,000. This increase is attributable to higher demand for molded coils used in down-hole drilling applications, higher shipments of the potted coil assembly for the Hellfire II missile system, higher demand from other segments of the military, and shipments of the new capacitor assemblies. The net sales of Electronika increased 7% from $142,000 to $152,000.

Gross profit as a percentage of net sales increased nearly 7%. The gross profit percentage of Torotel Products increased 7% primarily because of higher sales volume without a comparable increase in fixed production costs, and lower labor costs due to higher levels of overtime and inefficiencies encountered with the training of new production personnel in first half of last year, which was in conjunction with the move to Olathe. These benefits were offset partially by higher material costs incurred on certain products shipped to a major customer in the third fiscal quarter of fiscal 2006 whereby the selling price was negotiated in 2002 as part of a multi-year price agreement that expires March 31, 2006. Torotel Products has submitted new pricing for these products, which if accepted, will become part of a new multi-year agreement. Electronika’s gross profit as a percentage of net sales remained unchanged.

Engineering expenses, applicable only to Torotel Products, increased nearly 26% from $152,000 to $191,000 because of higher payroll costs associated with the hiring of an additional engineer and higher training costs. Management does not anticipate an increase in the present level of engineering expenses during the next few quarters.

Selling, general and administrative (SG&A) expenses increased 29%. The SG&A expenses of Torotel, Inc. increased 105% from $112,000 to $230,000 primarily because of a $30,000 increase in the value of the Stock Appreciation Rights granted to non-employee members of the board of directors, additional auditing fees of $25,000 absorbed in the first nine months of fiscal 2006,  $22,000 incurred for preparation and mailing of the proxy materials and other costs associated with annual shareholders’ meeting, a $19,000 increase in professional fees associated primarily with evaluating the proposed takeover of Torotel by Peter B. Caloyeras and the Caloyeras Family Partnership, a $10,000 increase in directors fees for required board committee meetings and special telephonic meetings held in conjunction with the proposed takeover, $7,000 incurred for preparation of documents for electronic filing with the SEC, and a $5,000 increase in costs for directors and officers liability insurance. The SG&A expenses of Torotel Products increased 18% from $723,000 to $854,000 primarily because of a $43,000 increase in training costs, higher payroll costs of $30,000, a $17,000 increase in fast-pay discounts taken by certain major customers, an $8,000 increase in costs for repairs and maintenance, an $8,000 increase in sales commissions, an $8,000 recruiting fee for a new inside sales person, an $8,000 increase in equipment rentals, a $5,000 relocation bonus for a new employee, a $5,000 increase in donations, a $5,000 increase in subscriptions to a military contract database, a $3,000 increase in travel costs and a $3,000 increase in advertising costs. These increases were offset by a $12,000 decrease in property taxes. The SG&A expenses of Electronika decreased 8% from $24,000 to $22,000. Management does not anticipate an increase in the present level of SG&A expenses during the next few quarters.

Amortization costs, entirely attributable to Electronika, decreased 10% from $64,000 to $58,000 (see Note 6 of Notes to Consolidated Financial Statements).

Interest expense decreased 13%. The interest expense of Torotel, Inc. remained unchanged at $39,000. The interest expense of Torotel Products decreased from $63,000 to $50,000 because of a lower debt balance.

There was no earnings impact in the first nine months of fiscal 2006 from the investment in Apex. Equity in loss of investee was $139,000 in the prior year.

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

For the reasons discussed above, the consolidated pretax earnings increased from a loss of $123,000 to a profit of $418,000. The pretax loss of Torotel, Inc. decreased from $290,000 to $234,000. The pretax earnings of Torotel Products increased from $170,000 to $641,000. The pretax earnings of Electronika increased from a loss of $3,000 to a profit of $11,000.

Three Months Ended January 31, 2006 Compared With Three Months Ended January 31, 2005

Net sales increased 22%. The net sales of Torotel Products increased 25% from $1,055,000 to $1,315,000. This increase is attributable to higher shipments of the potted coil assembly for the Hellfire II missile system and higher demand from other segments of the military. The net sales of Electronika decreased 13% from $70,000 to $61,000.

Gross profit as a percentage of net sales decreased nearly 4%. The gross profit percentage of Torotel Products decreased nearly 4% due to higher material costs incurred on certain products shipped to a major customer in the third fiscal quarter of fiscal 2006 whereby the selling price was negotiated in 2002 as part of a multi-year price agreement that expires March 31, 2006. Torotel Products has submitted new pricing for these products, which if accepted, will become part of a new multi-year agreement. Electronika’s gross profit as a percentage of net sales remained unchanged.

Engineering expenses, applicable only to Torotel Products, increased 38% from $50,000 to $69,000 because of the same reasons as outlined above in the year-to-date engineering expenses comparison. Management does not anticipate an increase in the present level of engineering expenses during the next few quarters.

Selling, general and administrative (SG&A) expenses increased 17%. The SG&A expenses of Torotel, Inc. increased nearly 38% from $40,000 to $55,000 primarily because of a $14,000 increase in the value of the Stock Appreciation Rights granted to non-employee members of the board of directors. The SG&A expenses of Torotel Products increased nearly 15% from $249,000 to $285,000 primarily because of a

$19,000 increase in training costs, a $7,000 increase in fast-pay discounts taken by certain major customers, a $5,000 increase in donations and a $5,000 increase in subscriptions to a military contract database. The SG&A expenses of Electronika remained unchanged at $8,000. Management does not anticipate an increase in the present level of SG&A expenses during the next few quarters.

Amortization costs, entirely attributable to Electronika, decreased 25% from $28,000 to $21,000 (see Note 6 of Notes to Consolidated Financial Statements).

Interest expense decreased 18%. The interest expense of Torotel, Inc. remained unchanged at $13,000. The interest expense of Torotel Products decreased from $20,000 to $14,000 because of a lower debt balance.

There was no earnings impact in the current quarter from the investment in Apex. Equity in loss of investee was $63,000 in the prior year’s quarter.

For the reasons discussed above, the consolidated pretax earnings increased from breakeven to a profit of $62,000. The pretax loss of Torotel, Inc. decreased from $116,000 to $68,000. The pretax earnings of Torotel Products increased from $110,000 to $123,000. The pretax earnings of Electronika increased from $6,000 to $7,000.

Liquidity and Capital Resources

The table below presents the summary of cash flow for the nine-month periods indicated.

	2006	2005
Net cash provided by (used in) operating activities	$604,000	$(321,000)
Net cash provided by (used in) investing activities	$245,000	$(32,000)
Net cash used in financing activities	$(368,000)	$(39,000)

Net cash provided by (used in) operating activities fluctuates between periods primarily as a result of differences in operating earnings, the timing of shipments and the collection of accounts receivable, changes in inventory, level of sales and payment of accounts payable. The increase in net cash provided by investing activities is because of the net proceeds of $317,000 from the sale of the real estate parcels located in Grandview, Missouri. Capital expenditures were $72,000 during the first nine months of fiscal 2006. Management anticipates approximately $90,000 in total capital expenditures for fiscal 2006. Net cash used in financing activities is because of payments on long-term debt, most of which came from the proceeds from the real estate sales. Management believes that the projected cash flow generated from operations, combined with its existing cash balances, will be sufficient to meet its funding requirements for the foreseeable future. Torotel does have a $200,000 bank line of credit available, which could be utilized to help fund growth, if required.

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

Earnings before interest and taxes (EBIT)

X

Net Sales

=

ROCE

Net Sales

Net Operating Assets (NOA)

Measures profit and loss management	Measures balance sheet management

Profitability %	Activity rating

Measures how much profit in each dollar of sales	Measures how much sales is generated from each dollar of NOA

Quality of Revenue	Quantity of Revenue

Simply stated, ROCE measures what you get out (EBIT) versus what you put in (NOA = Capital Employed). For these purposes, NOA is defined as “accounts receivable + inventory + net fixed assets + miscellaneous operating assets – accounts payable – miscellaneous operating liabilities”. The performance of Torotel’s management and the majority of its decisions going forward will be measured by whether Torotel’s ROCE improves. In fiscal 2003, 2004, and 2005, Torotel’s ROCE was 3.52%, 1.46% and 5.84%, respectively. At January 31, 2006, Torotel’s annualized ROCE for fiscal 2006 is 22.73%.

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

b)                   Reports on Form 8-K         There were no reports filed on Form 8-K during the three months ended January 31, 2006.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Torotel, Inc.
(Registrant)

/s/ Dale H. Sizemore, Jr.
Dale H. Sizemore, Jr.
Chief Executive Officer
Date:	March 10, 2006

/s/ H. James Serrone
H. James Serrone
Chief Financial Officer
Date:	March 10, 2006