Form 10KSB
period 2006-04-30
TOROTEL INC
filed 2006-07-28
CIK 98752

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2006

Commission File No. 1-8125

TOROTEL, INC.

(Name of small business issuer in its charter)

MISSOURI	44-0610086
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
620 NO. LINDENWOOD DRIVE,
OLATHE, KANSAS	66062
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number                (913) 747-6111

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	NONE

Securities registered under Section 12(g) of the Exchange Act:

NONE

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form 10-KSB, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this
Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The issuer’s revenues for the most recent fiscal year were $5,493,000.

The aggregate market value of the voting stock held by non-affiliates, computed based on the closing sale price of the over-the-counter market on July 24 2006, was $1,085,066. As of July 24, 2006, there were 5,111,590 shares of Common Stock, $.01 Par Value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders on September 18, 2006, are incorporated by reference into Part III.

Transitional small business format:  Yes ☐  No ☒

TOROTEL, INC.

FORM 10-KSB

Fiscal Year Ended April 30, 2006

PART I

Forward-Looking Information

This report, as well as our other reports filed with the Securities and Exchange Commission (“SEC”), and in press releases and other public communications throughout the year, contains forward looking statements made pursuant to the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast,” “may,” “will,” “should,” “continue,” “predict” and similar expressions are intended to identify forward looking statements. This report contains forward-looking statements regarding, among other topics, our expected financial position, results of operations, cash flows, strategy, budgets and management’s plans and objectives. Accordingly, these forward-looking statements are based on assumptions about a number of important factors. While we believe that our assumptions about such factors are reasonable, such factors involve risks and uncertainties that could cause actual results to be different from what appear here. These risk factors include: the ability to adequately pass through to customers unanticipated future increases in raw material costs, impairment of intangible assets and investments, decreased demand for products, delays in developing new products, expected orders that do not occur, loss of key customers, the impact of competition and price erosion as well as supply and manufacturing constraints, and other risks and uncertainties. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will prove accurate, and our actual results may differ materially from these forward looking statements. We assume no obligation to update any forward-looking statements made herein.

ITEM 1.                Description of Business

Torotel, Inc. (“Torotel”) conducts business through two wholly owned subsidiaries, Torotel Products, Inc. (“Torotel Products”) and Electronika, Inc. (“Electronika”). Electronika also had a wholly owned subsidiary, Electronika-Kansas, Inc. (“Electronika-Kansas”), that provided contract manufacturing services for Torotel Products. Torotel no longer conducts business through its Electronika-Kansas subsidiary and its employees were transferred to Torotel Products in April 2004. Torotel also has a 12.88% equity interest in Apex Innovations, Inc. (“Apex”); however, the investment in Apex has no carrying value on the consolidated balance sheet of Torotel, and in the opinion of Torotel management, it is not likely that any of the investment will be recovered because of Apex’s continued financial losses. If Apex were to eventually be sold, any cash recovered would be recognized as a gain upon receipt of any proceeds.

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

On April 2, 2002, Torotel acquired 100% of the common stock of Electronika, a privately held company in Gardena, California, through a negotiated merger of Electronika into a newly formed subsidiary. The purchase price of $2,382,000 consisted of 2,300,000 unregistered shares of Torotel common stock valued at $1.00 per share and $82,000 in acquisition costs. Prior to the acquisition, Torotel had 2,811,590 common shares outstanding, of which the Electronika shareholders, as individuals and as limited partners in the Caloyeras Family Partnership, L.P. (“the Caloyeras family”), owned 207,900 shares, or 7.4%. After closing of this transaction, Torotel has 5,111,590 common shares outstanding, of which the Caloyeras family controls 49%. Torotel acquired Electronika primarily for certain of its technology-based intangible assets. For this reason, annual reviews have been performed to determine the amount of any impairment loss with respect to those assets. As a result of those reviews, and more specifically the lower than expected sales, Torotel has recognized an aggregate impairment loss of $1,029,000 through fiscal year 2006. The carrying value of the intangible assets, net of amortization costs, is estimated at $691,000 and is supported by the projected amount recoverable from the sales guarantee provided by the selling shareholders of Electronika (the Caloyeras Family Partnership). The selling shareholders contractually guaranteed that the aggregate sales from Electronika’s existing ballast designs over the first five (5) full fiscal years, specifically fiscal years 2003-2007, would be at least $2,500,000, which based on the terms of the Manufacturing Agreement with Magnetika, Inc., would result in an aggregate gross profit of $1,500,000 before any operating expenses. Aggregate sales in the first four full fiscal years were $1,284,000.

On March 29, 2002, Torotel acquired a 17.8% equity interest in Apex, a privately held company headquartered in Kansas City, Missouri. Apex develops information management software products for specific markets, such as governmental organizations and emergency personnel. The total investment of $1,035,000 consisted of $35,000 in acquisition costs and a stock purchase of 4,000,000 common shares for $1,000,000, of which $250,000 came from available cash and the remaining $750,000 from loan proceeds from the Caloyeras Family Partnership (see Notes D and N of Notes to Consolidated Financial Statements). The Caloyeras Family Partnership and a Caloyeras Trust also acquired 4,000,000 shares in Apex on the same terms as Torotel. On May 23, 2003, Torotel purchased an additional 355,637 common shares of Apex stock for $89,000 at 25 cents per share. Due to other dilutive stock transactions by Apex, Torotel presently has a 12.88% equity interest in Apex. Because of Apex’s operating losses, Torotel recognized an impairment loss of $745,000 as of April 30, 2004. The remaining cost of the investment of $379,000 was written down through Torotel’s proportionate share of Apex’s aggregate losses in the years 2003-2005 as required under the equity method of accounting. Pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. 35, Torotel discontinued the application of the equity method for this investment at the end of fiscal 2005 because it was demonstrated that Torotel did not significantly influence Apex’s operating and financial activities. The specific facts that supported this position were: (1) Torotel no longer had a representative sitting on Apex’s board of directors; (2) Torotel was unable to obtain unaudited year-end financial information from Apex for its fiscal year ended February 28, 2005; and (3) Torotel is not involved in the daily operations or in the planning of Apex’s future operations. The investment in Apex has no carrying value on the consolidated balance sheet of Torotel, and in the opinion of Torotel management, it is not likely that any of the investment will be recovered because of Apex’s continued financial losses. If Apex were to eventually be sold, any cash recovered would be recognized as a gain upon receipt of any proceeds.

Torotel was incorporated under the laws of the State of Missouri in 1956. Effective April 1, 2004, Torotel’s offices relocated to 620 North Lindenwood Drive, Olathe, Kansas, from 13402 South 71 Highway, Grandview, Missouri. Its telephone number is (913) 747-6111. The term “Company” as used herein includes Torotel and its subsidiaries, unless the context otherwise requires.

The following discussion includes the business operations of Torotel Products and Electronika. The discussion on Electronika includes the discontinued operations of its wholly owned subsidiary, Electronika-Kansas.

TOROTEL PRODUCTS

Products

Torotel Products designs and manufactures a wide variety of magnetic components for use in military, aerospace and industrial electronic applications. These magnetic components, which consist of transformers, inductors, reactors, chokes, and toroidal coils, are used to modify and control electrical voltages and currents in electronic devices. For example, if equipment containing one of these components receives an electrical voltage or current that is too high for proper operation of the equipment, the component would modify and control the electrical voltage or current to allow proper operation of the equipment. While Torotel Products primarily manufactures the components in accordance with pre-developed mechanical and electrical requirements, in some cases it will be responsible for both the overall design and manufacture of the components. The magnetic components are sold to manufacturers who incorporate them into an end-product. The major applications include aircraft navigational equipment, voice and data secure communications, medical equipment, avionics equipment, and conventional missile guidance systems. Torotel Products has a line of 400 Hz miniature power transformers listed on the Qualified Products List (“QPL”) of the Department of Defense (“DOD”), which require re-qualification with the DOD every five (5) years. Torotel Products is in the process of re-qualifying certain parts associated with this product line. Sales of the 400 Hz QPL products represent approximately 5% of the net sales of Torotel Products. As part of its long-term strategy, Torotel Products has started to include electro-mechanical sub-assemblies as part of its product base.

Marketing and Customers

Torotel Products’ sales do not represent a significant portion of any particular market. While approximately 48% of annual sales come from select commercial markets, such as aerospace, oil drilling, and telecommunications, historically Torotel Products has primarily focused its activities toward the military market. As a result, the business of Torotel Products is subject to various risks including, without limitation, dependence on government appropriations and program allocations, and the competition for available military business. In fiscal 2007, Torotel Products plans to direct more activities toward the aerospace market as a number of new program opportunities have been identified.

Torotel Products maintains a website at www.torotelproducts.com. Torotel Products markets its components primarily through a 3-person internal sales force and three independent manufacturers’ representatives paid on a commission basis. In June 2005, Torotel Products added a design engineer with sales experience (formerly with Standex Electronics) for the purpose of expanding its reach into new markets and/or customers. The plan is to have the engineering department become more active in the sales and marketing efforts. An incentive program has been developed in this regard for all engineering personnel to earn a commission on new product sales to existing, as well as new customers. Torotel Products also plans to hire a Vice President of Business Development to oversee the sales and marketing efforts.

Torotel Products is an approved source for magnetic components used in numerous military and aerospace systems, which means Torotel Products is automatically solicited for any procurement needs for such applications. The magnetic components manufactured by Torotel Products are sold primarily in the United States, and most sales are awarded on a competitive bid basis.

Torotel Products has a primary base of about 20 customers that provide about 80% of its annual sales volume. This customer base includes many “Fortune 100” prime defense and aerospace companies.

Torotel Products’ primary strategy focuses on providing superior service to this core group of customers, including engineering support and new product design. The objective is to achieve growth with these customers, or other targeted companies that possess the potential for inclusion into the core group. During the fiscal year ended April 30, 2006, sales to two major customers accounted for 25% and 15% of the net sales of Torotel Products.

Competition

The markets in which Torotel Products competes are highly competitive. A substantial number of companies utilizing similar resources sell components of the type manufactured and sold by Torotel Products. In addition, Torotel Products sells to a number of customers who have the capability of manufacturing their own electronic components.

The principal methods of competition for electronic products in the markets served by Torotel Products include, among other factors, price, on-time delivery performance, lead times, customized product engineering and technical support, marketing capabilities, quality assurance, manufacturing efficiency, and existing relationships with customers’ engineers. While magnetic components are not susceptible to rapid technological change, Torotel Products’ sales, which do not represent a significant share of the industry’s market, are susceptible to decline given the competitive nature of the market.

Manufacturing

A major portion of Torotel Products’ sales consists of electronic components manufactured to customers’ specifications. Consequently, only a limited inventory of finished goods is maintained. Although special wire-winding machines and molding machines are used in the production process, the various electronic components are manually assembled, with numerous employees and a fewsubcontractors contributing to the completion of the components.

Essential materials used by Torotel Products in the manufacturing process include magnetic materials, copper wire, plastic housings and epoxies. These materials are available from many sources. Major suppliers include Allstar Magnetics Inc., Electrical Insulation Suppliers, Inc., Mod & Fab and Magnetic Metals—Western Division. Special copper contact plates are used in manufacturing the potted coil assembly for the Hellfire II missile system. These plates are purchased from Courtesy Manufacturing, who is the only qualified source approved by the customer. Torotel Products has not experienced any significant curtailment of production because of material shortages, but any long lead times or high dollar minimum orders could have an adverse impact on sales bookings.

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

As a supplier of magnetic components for military applications, Torotel must comply with laws concerning the export of material used exclusively for military purposes. The export of those types of materials is covered under the International Traffic in Arms Regulations (“ITAR”) and the Arms Export Control Act (“AECA”). Torotel has a 4-year license from the U.S. Department of State making it eligible to provide defense-related components pursuant to ITAR and AECA. Torotel Products expects to renew this license in October 2006.

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

Environmental Laws

In fiscal 2006, Torotel Products incurred costs of approximately $1,000 to help ensure compliance with federal, state and local regulations on the proper handling, storage, disposal, and discharge of hazardous materials into the environment, or otherwise relating to the protection of employees, the community, and the environment. Torotel Products anticipates slightly higher costs to be incurred in the fiscal year ending April 30, 2007.

Employees

Torotel Products presently employs 65 full-time and 15 part-time employees. An adequate supply of qualified personnel is available in the facility’s immediate vicinity. Effective June 1, 2005, Torotel Products’ production employees became non-union as they no longer are represented by the International Association of Machinists and Aerospace Workers, AFL-CIO, Lodge No. 778.

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

The Federal Aviation Administration has approved Electronika as a source for ballasts on theDC-8, DC-9, DC-10, MD-80, and MD-88 aircraft, and generally is automatically solicited for any procurement needs for such applications. The ballast transformers are sold primarily in the United States, and most sales are awarded on a competitive bid basis. Although all existing orders are subject to schedule changes or cancellation, adequate financial compensation is usually provided in such instances to protect from suffering a loss on a contract.

Electronika has a primary base of approximately 10 customers, which are contacted from time to time for sales and marketing purposes. In the fiscal year ended April 30, 2006, sales to five customers accounted for 23%, 21%, 14%, 14% and 10% of the net sales of Electronika.

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

Manufacturing

Electronika’s requirements for the ballast transformers are outsourced pursuant to a Manufacturing Agreement with Magnetika, Inc. (“Magnetika”), a corporation owned by the Caloyeras family. Under the terms of the agreement, Magnetika provides all necessary raw material, labor, testing, packaging and related services required to complete the manufacture, delivery and sale of the ballast transformers, and Electronika is obligated to order all of its ballast transformer requirements exclusively from Magnetika. Electronika retains ownership of all designs, drawings, specifications and intellectual property rights associated with the ballast transformers. In exchange for the services provided to Electronika under the Manufacturing Agreement, Magnetika receives 40 percent of the net sales price of all ballast transformers sold by Electronika, plus a $2,500 per month management fee for processing all quotations and orders. The Manufacturing Agreement continues in effect until April 1, 2012. In the fiscal year ended April 30, 2006, Electronika incurred costs of $67,000 for goods purchased on trade terms of net 20 days pursuant to the Manufacturing Agreement. Of the amount of goods purchased, $9,000 was due and payable as of April 30, 2006.

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

ITEM 2.                Description of Property

On March 31, 2004, Torotel purchased a 24,000 square foot building located in Olathe, Kansas. This facility is occupied by Torotel Products, and also serves as Torotel’s executive offices, as well as the business office of Electronika. The cost of the new building, along with the improvements, was $1,027,000. As of April 30, 2006, this property was subject to a first deed of trust securing indebtedness in the amount of $829,000 (see Note C of Notes to Consolidated Financial Statements).

Torotel previously occupied a two-building complex with approximately 29,000 square feet located in Grandview, Missouri. This property was split into two parcels, one consisting of a 24,000 square foot building on a 1.72-acre lot (“Lot No. 1”), and the other consisting of a 5,000 square foot building on an .88-acre lot (“Lot No. 2”). On July 20, 2005, Torotel closed on the sale of Lot No. 2 at a contract price of $225,000. The sale resulted in net proceeds of $205,000 and a net gain of $105,000.

Torotel had entered into a real estate contract to sell Lot No. 1 at a gross selling price of $175,000. Upon completion of the 50-day inspection period, the buyer rescinded his original offer of $175,000 and countered at a price of $125,000, which Torotel accepted in order to eliminate the costs for real estate taxes, property and casualty insurance, and utilities. In doing so, Torotel recorded an impairment charge of $36,000 in its fiscal quarter ended July 31, 2005. Closing on the sale took place on September 16, 2005, with Torotel receiving net proceeds from the sale of $112,000. The sale resulted in a net gain of $5,000. The net proceeds from the sale of the properties were used to pay down the mortgage debt with the Bank of Blue Valley.

Torotel believes the Olathe facility and its equipment are well maintained, in good operating condition and adequately insured. Present utilization of the facility is less than 50% of maximum capacity.

ITEM 3.                Legal Proceedings

None.

ITEM 4.                Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.                Market for Common Equity and Related Stockholder Matters

(a)           Market Information

Trading in Torotel’s common stock is conducted on the over-the-counter market pink sheets under the symbol “TTLO”.

Price Range of Common Stock

The following table sets forth the high and low sales prices of Torotel’s common stock as obtained from the OTC Bulletin Board website at www.otcbb.com. These prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	2006		2005
Fiscal Period	High	Low	High	Low
First Quarter	0.40	0.20	0.44	0.32
Second Quarter	0.65	0.19	0.50	0.22
Third Quarter	0.95	0.30	0.25	0.18
Fourth Quarter	0.91	0.43	0.45	0.21

(b)          Approximate Number of Equity Security Holders

Title of Class	Approximate Number of Record Holders as of April 30, 2006
Common Stock, $.01 par value	650

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

(e)           Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth the common shares of Torotel that are authorized for issuance as of April 30, 2006.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in Column A)
	A	B	C
Plans approved by shareholders	40,000	$.37	-0-
Plans not approved by shareholders	-0-	-0-	-0-
Total	40,000	$.37	-0-

ITEM 6.                Management’s Discussion and Analysis or Plan of Operation

Overview

Torotel, Inc. (“Torotel”) conducts business primarily through two wholly owned subsidiaries, Torotel Products, Inc. (“Torotel Products”) and Electronika, Inc. (“Electronika”). In addition, Torotel has a 12.88% equity interest in Apex Innovations, Inc. (“Apex”).

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

Torotel Products markets its components primarily through a 3-person internal sales force and three independent manufacturers’ representatives paid on a commission basis. In June 2005, Torotel Products added a design engineer with sales experience (formerly with Standex Electronics) for the purpose of expanding its reach into new markets and/or customers.   The plan is to have the engineering department become more active in the sales and marketing efforts. An incentive program has been developed in this regard for all inside sales and engineering personnel to earn a commission on new product sales to existing, as well as new customers. Torotel Products also plans to hire a Vice President of Business Development to oversee the sales and marketing efforts.

Torotel Products is an approved source for magnetic components used in numerous military and aerospace systems, which means Torotel Products is automatically solicited for any procurement needs for such applications. The magnetic components manufactured by Torotel Products are sold primarily in the United States, and most sales are awarded on a competitive bid basis. The markets in which Torotel Products competes are highly competitive. A substantial number of companies sell components of the type manufactured and sold by Torotel Products. In addition, Torotel Products sells to a number of customers who have the capability of manufacturing their own electronic components. The principal methods of competition for electronic products in the markets served by Torotel Products include, among other factors, price, on-time delivery performance, lead times, customized product engineering and technical support, marketing capabilities, quality assurance, manufacturing efficiency, and existing relationships with customers’ engineers. While magnetic components are not susceptible to rapid technological change, Torotel Products’ sales, which do not represent a significant share of the industry’s market, are susceptible to decline given the competitive nature of the market.

Electronika is a marketing and licensing company selling ballast transformers to the airline industry. These transformers activate and control the lights in commercial airplane cockpits. Electronika’s ballast transformers are approved as spare and replacement parts in DC-8, DC-9, DC-10, MD-80, and MD-88 aircraft; however, sales of ballast transformers have been made primarily for use in DC-8 and DC-9 aircraft. As a result, the business of Electronika is subject to various risks including, without limitation, any decline in use of the referenced aircraft, and competition for the available spare parts business. Electronika’s sales do not represent a significant portion of any particular market. Electronika’s requirements for the ballast transformers are outsourced pursuant to a Manufacturing Agreement with Magnetika, Inc. (“Magnetika”), a corporation owned by Peter B. Caloyeras and his family. Mr. Caloyeras and his son, Basil P. Caloyeras (president of Electronika) also serve as directors of Electronika. Under the terms of the agreement, Magnetika provides all necessary raw material, labor, testing, packaging and related services required to complete the manufacture, delivery and sale of the ballast transformers. Electronika retains ownership of all designs, drawings, specifications and intellectual property rights associated with the ballast transformers. Due to lower than anticipated sales for Electronika, the carrying value of the intangible assets of Electronika is now $691,000. These intangible assets are being partially amortized over the next fiscal year. At April 30, 2007, the remaining value of the intangible assets is expected to be approximately $629,000, which will represent the projected amount recoverable pursuant to the sales guarantee provided by the selling shareholders of Electronika. The recoverable amount will reduce the $750,000 note payable to shareholders, who are also the owners of Magnetika. Magnetika is a manufacturing company that, in addition to the aforementioned ballast transformers, manufacturers various other products similar to those of Torotel for other unrelated customers. Magnetika’s annual sales are estimated to be approximately two times the annual sales of Torotel. Total purchases from Magnetika by Electronika amounted to $67,000 for the fiscal year ended April 30, 2006.

Business Outlook

Torotel Products’ industry mix for fiscal 2006 net sales was 52% defense, 32% aerospace and 16% commercial/industrial. Management believes that the mix in fiscal 2007 should shift more toward aerospace and commercial/industrial because of: (1) the planned emphasis toward the aerospace market; (2) a major commercial contract award expected in the first half of fiscal 2007; (3) the unsuccessful bid to renew a multi-year price agreement with a major defense customer for component parts for the AMRAAM missile system; and (4) no significant orders are expected for component parts for the Maverick missile system. New order bookings for fiscal 2007 are projected to increase 12% primarily due to new opportunities in the aerospace market, higher order rates of the new capacitor assemblies in the second half of fiscal 2007, and a major commercial contract award that is expected near the end of the first quarter of fiscal 2007. The order backlog at April 30, 2006 is $1,766,000, a 20% increase from a year ago. The primary factors that drive gross profit and net earnings for Torotel Products are sales volume and product mix. The gross profits on mature products/programs and larger transformer devices tend to be higher than those that are still in the prototyping or early production stages and simpler inductor devices. As a result, in any given accounting period the mix of product shipments between higher and lower margin jobs has a significant impact on the gross profit and net earnings of Torotel Products.

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

2006 Compared to 2005

Net sales increased nearly 25%. The net sales of Torotel Products increased nearly 27% from $4,207,000 to $5,326,000. This increase was attributable to higher shipments of the potted coil assembly for the Hellfire II missile system, higher demand from other segments of the military, as well as for molded coils used in down-hole drilling applications, and shipments of the new capacitor assemblies. The net sales of Electronika decreased 17% from $202,000 to $167,000, which is representative of the downward trend in the number of active DC-8 and DC-9 aircraft.

Gross profit as a percentage of net sales increased 5%. The gross profit percentage of Torotel Products increased nearly 6% primarily because of higher sales volume, higher productivity attributable to a 45% decrease in the average production flow time during the year which has freed up capacity, lower labor costs due to higher levels of overtime and inefficiencies encountered with the training of new production personnel in first half of last year which was in conjunction with the move to Olathe, and lower fixed production costs. These benefits were offset partially by higher material costs incurred on certain products shipped to a major defense customer in the second half of fiscal 2006 whereby the selling price was negotiated in 2002 as part of a multi-year price agreement that expired March 31, 2006. Electronika’s gross profit as a percentage of net sales remained unchanged.

Engineering expenses, applicable only to Torotel Products, increased 27% from $202,000 to $257,000 because of higher payroll costs associated with the hiring of an additional engineer and higher training costs. Management does not anticipate an increase in the present level of engineering expenses during the next few quarters.

Selling, general and administrative (SG&A) expenses increased nearly 28%. The SG&A expenses of Torotel, Inc. increased 72% from $152,000 to $262,000 primarily because of a $26,000 increase in the amount expensed for the increase in value of the Stock Appreciation Rights granted to non-employee members of the board of directors, $22,000 incurred for preparation and mailing of the proxy materials and other costs associated with annual shareholders’ meeting (no cost incurred last year since no meeting was held), a $16,000 increase in professional fees associated with evaluating the proposed takeover of Torotel by Peter B. Caloyeras and the Caloyeras Family Partnership, a $13,000 increase in directors fees for required board committee meetings and special telephonic meetings held in conjunction with the proposed takeover, higher auditing and tax fees of $11,000,  a $7,000 increase in costs for directors and officers liability insurance, $7,000 incurred for a strategic planning session, and a $6,000 increase for preparation of documents for electronic filing with the SEC. The SG&A expenses of Torotel Products increased nearly 22% from $974,000 to $1,184,000 because of a $64,000 increase in training costs to implement demand flow production, higher payroll costs of $46,000, a $39,000 increase in performance awards, a $21,000 increase in fast-pay discounts taken by certain major customers, a $16,000 increase in costs for repairs and maintenance, a $13,000 increase in sales commissions, a $10,000 increase in equipment rentals, an $8,000 recruiting fee for a new inside sales person, a $5,000 relocation bonus for a new employee, a $5,000 increase in donations, a $5,000 increase in subscriptions to a military contract database, a $4,000 increase in advertising costs, a $4,000 increase in state and local use taxes, and a $3,000 increase in travel costs. These increases were offset by a $19,000 decrease in property taxes and a $13,000 decrease in professional fees. The SG&A expenses of Electronika remained unchanged at $31,000. Management does anticipate a significant increase in the present level of SG&A expenses during fiscal 2007 as the plan calls for additional sales and marketing costs in the form of personnel, advertising, trade show exhibits and new print literature.

Amortization costs, entirely attributable to Electronika, decreased 13% from $91,000 to $79,000 (see Note L of Notes to Consolidated Financial Statements).

Interest income increased $1,000 because of funds set aside in a money management account.

Interest expense decreased 14%. The interest expense of Torotel, Inc. remained unchanged at $52,000. The interest expense of Torotel Products decreased from $83,000 to $64,000 because of a lower debt balance.

Impairment of real estate increased $36,000 due to reducing the book value of the real estate held for sale in Grandview, Missouri to its contracted price, less estimated selling and closing cost (see Note P of Note to Consolidated Financial Statements).

There was no earnings impact in fiscal 2006 from the investment in Apex. Equity in loss of investee was $150,000 in the prior year.

Gain on settlement of debt increased because of the $35,000 gain that resulted from the settlement of an old liability at an amount lower than originally recorded.

Gain on sale of real estate increased because of the $110,000 net gain that resulted from the sale of the real estate parcels located in Grandview, Missouri (see Note P of Notes to Consolidated Financial Statements).

For the reasons discussed above, the consolidated pretax earnings increased from a loss of $107,000 to a profit of $463,000. The pretax loss of Torotel, Inc. decreased from $335,000 to $279,000. The pretax earnings of Torotel Products increased from $229,000 to $751,000. The pretax loss of Electronika increased from $1,000 to $9,000.

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

Amortization costs, entirely attributable to Electronika, decreased nearly 41% from $153,000 to $91,000 (see Note L of Notes to Consolidated Financial Statements).

Interest expense increased 80%. The interest expense of Torotel, Inc. decreased 4% from $54,000 to $52,000 because of a lower debt balance. The interest expense of Torotel Products increased from $21,000 to $83,000 because of a higher debt balance associated with the building purchase in March 2004.

Impairment costs decreased $1,555,000 due to no impairment charges being recognized in fiscal 2005. Of the impairment costs recognized in fiscal 2004, $810,000 was associated with Electronika and $745,000 was associated with the investment in Apex (see Notes L and M of Notes to Consolidated Financial Statements).

Equity in loss of investee was $150,000 compared to $170,000 in the prior year (see Note M of Notes to Consolidated Financial Statements).

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

Liquidity and Capital Resources

As of April 30, 2006, Torotel had $521,000 in cash and cash equivalents, compared to $193,000 as of April 30, 2005. Effective June 25, 2006, Torotel has refinanced its mortgage debt with the Bank of Blue Valley with a new maturity date of June 25, 2011 (see Note C of Notes to Consolidated Financial Statements). The $750,000 note payable to shareholders matures in March 2007 (see Notes D and L of Notes to Consolidated Financial Statements). Torotel intends to offset this debt by the amount recoverable pursuant to the sales guarantee provided by the selling shareholders of Electronika. At April 30, 2007, the projected amount recoverable is $629,000. The projected difference of $121,000 after the offset will be paid from existing cash resources.

The table below presents the summary of cash flow for the fiscal periods indicated.

	2006	2005
Net cash provided by (used in) operating activities	$488,000	$(244,000)
Net cash provided by (used in) investing activities	$228,000	$(42,000)
Net cash used in financing activities	$(388,000)	$(53,000)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in operating earnings, the timing of shipments and the collection of accounts receivable, changes in inventory, level of sales and payment of accounts payable. The increase in net cash provided by investing activities is because of the net amount of $317,000 received from the sale of the Grandview real estate less capital expenditures of $89,000. Management anticipates approximately $100,000 in capital expenditures during fiscal 2007. The increase in net cash used in financing activities is because of the net proceeds from the sale of the Grandview real estate that was used to reduce the mortgage debt with the Bank of Blue Valley. Management believes that the projected cash flow from operations, combined with its existing cash balances, will be sufficient to meet its funding requirements for the foreseeable future. Torotel does have a $200,000 bank line of credit available, which could be utilized, if required, to help fund growth.

Management believes that inflation will have only a minimal effect on future operations since such effects will be offset by sales price increases, which are not expected to have a significant effect upon demand.

At the beginning of fiscal 2006, management and the board of directors began utilizing Return on Capital Employed (“ROCE”) as the primary tool for managing Torotel’s business. The performance of Torotel’s management and the majority of its decisions will be measured by whether Torotel’s ROCE improves. ROCE is measured by the following formula:

Earnings before interest and taxes (EBIT)	×	Net Sales	= ROCE
Net Sales		Net Operating Assets (NOA)
Measures profit and loss management		Measures balance sheet management
Profitability %		Activity rating
Measures how much profit in each dollar of sales		Measures how much sales is generated from each dollar of NOA
Quality of Revenue		Quantity of Revenue

ROCE measures output (EBIT) versus input (NOA = Capital Employed). For these purposes, NOA is defined as “accounts receivable + inventory + net fixed assets + miscellaneous operating assets - accounts payable - miscellaneous operating liabilities”. For the fiscal years ended April 30, 2004, 2005 and 2006, Torotel’s ROCE was 1.46%, 5.84% and 19.04%, respectively.

ITEM 7.                Financial Statements

ITEM 8.                Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On August 22, 2005, the Audit Committee of the Board of Directors of Torotel, Inc. dismissed Grant Thornton LLP (“Grant Thornton”) as Torotel’s independent registered public accounting firm. This dismissal followed the Audit Committee’s receipt of proposals from other independent auditors to audit Torotel’s consolidated financial statements for the fiscal year ending April 30, 2006. The audit reports of Grant Thornton on Torotel’s consolidated financial statements as of and for the two fiscal years ended April 30, 2005 did not contain any adverse opinion or disclaimer of opinion, nor were these opinions qualified or modified as to uncertainty, audit scope or accounting principles. During Torotel’s two most recent fiscal years and through August 22, 2005, there were no disagreements between Torotel and Grant Thornton on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grant Thornton, would have caused it to make a reference to the subject matter of the disagreement in connection with its audit report. None of the reportable events set forth in Item 304(a)(1)(iv)(B) of Regulation S-B occurred within the Company’s two most recent fiscal years or through August 22, 2005.

On August 22, 2005, the Audit Committee engaged Mayer Hoffman McCann P.C., effective August 22, 2005, to serve as Torotel’s independent registered public accounting firm for the fiscal year ending April 30, 2006. During Torotel’s two most recent fiscal years, and subsequently through the effective date of the engagement of Mayer Hoffman McCann P.C., neither Torotel nor any person acting on behalf of Torotel consulted with Mayer Hoffman McCann P.C. with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Torotel’s consolidated financial statements, or any other matters or reportable events listed in Item 304 (a)(1)(iv) of Regulation S-B.

A letter from Grant Thornton was previously filed as Exhibit 16.1 to Torotel’s Report of Form 8-K filed on September 2, 2005 and is incorporated by reference as Exhibit 16.1 to this Form 10-KSB.

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

ITEM 8B.       Other Information

None.

Mayer Hoffman McCann P.C. An Independent CPA Firm 11440 Tomahawk Creek Parkway Leawood, Kansas 66211 913-234-1900 ph 913-234-1100 fx www.mhm-pc.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

TOROTEL, INC.

We have audited the accompanying balance sheet of Tototel, Inc. and Subsidiaries as of April 30, 2006 and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Torotel, Inc. and Subsidiaries as of April 30, 2006, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

Leawood, Kansas
June 16, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Torotel, Inc. and Subsidiaries as of April 30, 2005 and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Torotel, Inc. and Subsidiaries as of April 30, 2005, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Kansas City, Missouri
July 8, 2005

CONSOLIDATED BALANCE SHEET
As of April 30, 2006

ASSETS
Current assets:
Cash	$521,000
Trade and other receivables, less allowance for doubtful accounts of $28,000	728,000
Inventories	327,000
Prepaid expenses and other current assets	7,000
1,583,000
Property, plant and equipment:
Land	265,000
Buildings and improvements	800,000
Equipment	1,001,000
2,066,000
Less accumulated depreciation and amortization	997,000
1,069,000
Other assets	12,000
Intangible assets	691,000
Equity investment	—
$3,355,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$59,000
Note payable to shareholders	750,000
Trade accounts payable	148,000
Accrued liabilities	213,000
Accrued interest on note payable to shareholders	5,000
1,175,000

Long-term debt, less current maturities	770,000

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 6,000,000 shares authorized;
5,182,795 shares issued	52,000
Capital in excess of par value	12,362,000
Accumulated deficit	(10,799,000)
1,615,000
Treasury stock, at cost, 71,205 shares	(205,000)
1,410,000
$3,355,000

The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF OPERATIONS
Year ended April 30,

	2006	2005
Net sales	$5,493,000	$4,409,000
Cost of goods sold	3,211,000	2,799,000

Gross profit	2,282,000	1,610,000

Operating expenses:
Engineering	257,000	202,000
Selling, general and administrative	1,477,000	1,157,000
Amortization of intangible assets	79,000	91,000
	1,813,000	1,450,000

Earnings from operations	469,000	160,000
Other expense (income):
Interest expense	116,000	135,000
Interest income	(1,000)	—
Impairment of assets	36,000	—
Equity in loss of investee	—	150,000
Gain on settlement of debt	(35,000)	(19,000)
Gain on sale of real estate	(110,000)	—
Other, net	—	1,000
	6,000	267,000

Earnings (loss) before provision for income taxes	463,000	(107,000)

Provision for income taxes	—	—

Net earnings (loss)	$463,000	$(107,000)

Basic and diluted earnings (loss) per share	$.09	$(.02)

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

			Capital in		Treasury	Total
		Common	Excess of	Accumulated	Stock,	Stockholders’
	Shares	Stock	Par Value	Deficit	at cost	Equity
Balance, May 1, 2004	5,182,795	$52,000	$12,362,000	$(11,155,000)	$(205,000)	$1,054,000
Net loss	—	—	—	(107,000)	—	(107,000)
Balance, April 30, 2005	5,182,795	$52,000	$12,362,000	$(11,262,000)	$(205,000)	$947,000
Net earnings	—	—	—	463,000	—	463,000
Balance, April 30, 2006	5,182,795	$52,000	$12,362,000	$(10,799,000)	$(205,000)	$1,410,000

The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Year ended April 30,

	2006	2005
Cash flows from operating activities:
Net earnings (loss)	$463,000	$(107,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Disposition of assets	—	1,000
Loss on equity in loss of investee	—	150,000
Gain on settlements of debt	(35,000)	(19,000)
Impairment of assets	36,000	—
Gain on sale of assets	(110,000)	—
Depreciation and amortization	154,000	157,000
Change in stock appreciation rights	29,000	3,000
Increase (decrease) in cash flows from operations resulting from changes in:
Trade and other receivables	(51,000)	(364,000)
Inventories	(55,000)	55,000
Prepaid expenses and other assets	14,000	12,000
Trade accounts payable	9,000	(220,000)
Accrued liabilities	34,000	88,000
Net cash provided by (used in) operating activities	488,000	(244,000)

Cash flows from investing activities:
Capital expenditures	(89,000)	(42,000)
Net proceeds from sale of asset	317,000	—
Net cash provided by (used in) investing activities	228,000	(42,000)

Cash flows from financing activities:
Principal payments on long-term debt	(388,000)	(53,000)
Net cash provided by (used in) financing activities	(388,000)	(53,000)

Net increase (decrease) in cash	328,000	(339,000)
Cash, beginning of year	193,000	532,000

Cash, end of year	$521,000	$193,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$116,000	$135,000
Income taxes	$—	$—

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Torotel specializes in the custom design and manufacture of a wide variety of precision magnetic components, consisting of transformers, inductors, reactors, chokes and toroidal coils. Approximately 98% of Torotel’s sales are derived from domestic customers. The following summarizes the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of Torotel, Inc. and its wholly owned subsidiaries, Torotel Products, Inc. and Electronika, Inc. and Subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments

Cost approximates market for all financial instruments as of April 30, 2006 and 2005.

Revenue Recognition

Revenue is recognized on contracts and orders on the date the product is shipped to the customer (unit-of-delivery method). Historically, less than 5% of Torotel’s annual consolidated sales arise from contracts that have deliveries scheduled over a period of more than one year. For fiscal 2006, this amount is approximately 20% because of the contract for the potted coil assembly.

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

Employee Stock Option Plan

The employee stock option plan is accounted for under Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. This opinion requires that for options granted at less than fair market value, a compensation charge must be recognized for the difference between the exercise price and fair market value. Under the employee stock option plan, the exercise price of each option equals the market price of Torotel’s common stock on the date of grant. Accordingly, no compensation cost has been recognized for the Plan. Torotel has not granted any new options since fiscal 2002.

Intangible Assets

The intangible assets acquired in the purchase of Electronika are accounted for under SFAS 142, Goodwill and Other Intangible Assets. SFAS 142 requires that intangible assets be amortized over their useful life and tested for impairment annually.

Equity Investment in Apex

Torotel has a 12.88% interest in Apex. Because of Apex’s operating losses since inception, and the projected losses in the near term, Torotel recognized an impairment loss of $745,000 as of April 30, 2004. The remaining cost of the investment of $379,000 was written down through Torotel’s proportionate share of Apex’s aggregate losses in the years 2003-2005 as required under the equity method of accounting. Pursuant to FASB Interpretation No. 35, Torotel discontinued the application of the equity method for this investment at the end of fiscal 2005 because it was demonstrated that Torotel did not significantly influence Apex’s operating and financial activities. The specific facts that supported this position were: (1) Torotel no longer has a representative sitting on Apex’s board of directors; (2) Torotel was unable to obtain unaudited year-end financial information from Apex for its fiscal year ended February 28, 2005; and (3) Torotel is not involved in the daily operations or in the planning of Apex’s future operations. The investment in Apex has no carrying value on the consolidated balance sheet of Torotel, and in the opinion of Torotel management, it is not likely that any of the investment will be recovered because of Apex’s continued financial losses. If Apex were to eventually be sold, any cash recovered would be recognized as a gain upon receipt of the proceeds.

Advertising Costs

Advertising costs are expensed as incurred. For the years ended April 30, 2006 and 2005, advertising costs were $4,000 and less than $1,000, respectively.

New Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 156, “Accounting for Servicing of Financial Assets”, an amendment of FASB Statement No. 140,  “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. FASB Statement No. 140 establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this Statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. As a result, the effective date of this Statement for Torotel is May 1, 2006. Torotel does not believe the adoption of SFAS 156 will have a material effect on its results of operations, financial position and cash flow.

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets”, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. As a result, the effective date of this Statement for Torotel is May 1, 2006. Torotel does not believe the adoption of SFAS 156 will have a material effect on its results of operations, financial position and cash flow.

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

NOTE B—INVENTORIES

The following table summarizes the components of inventories:

Raw materials	$70,000
Work in process	196,000
Finished goods	61,000
$327,000

NOTE C—FINANCING AGREEMENTS

On June 25, 2006, Torotel Products refinanced its debt with the  Bank of Blue Valley. Under the terms of the new financing, the outstanding balance bears interest at a fixed rate of 8.0% per annum. The note requires monthly principal and interest payments of $9,947. The note, which continues to be guaranteed by Torotel, Inc. and Electronika, Inc., has a maturity date of June 25, 2011 and is collateralized by a first mortgage on the land and buildings in Olathe, Kansas. Proceeds of the original loan were used to purchase and make improvements to the land and buildings in Olathe, Kansas, and to payoff a $325,000 balance on a first mortgage loan on the Grandview property held by United Trust Bank. As of April 30, 2006, the outstanding balance was $829,000. This debt has been classified as long-term in the accompanying consolidated balance pursuant to the terms of the new financing.

On September 30, 2005, Torotel Products renewed its $200,000 revolving credit agreement with Bank of Blue Valley. Advances under the credit line are limited to 75% of eligible billed receivables. The revolving line is collateralized by the land and buildings in Olathe, Kansas. Under the terms of the agreement, the outstanding balance of the revolving line bears interest at 1.5% over the bank’s corporate base rate and has a maturity date of September 30, 2006. As of April 30, 2006, the effective borrowing rate was 9.5% and the entire credit line was available.

Information concerning Torotel’s long-term indebtedness is as follows:

Note payable to Bank of Blue Valley, maturing June 2011	$829,000
Less: Current maturities	59,000
$770,000

The amount of long-term debt maturing in each of the next five years is as follows:

Year Ending April 30,	Amount
2007	$59,000
2008	59,000
2009	64,000
2010	69,000
2011	75,000
Thereafter	503,000
$829,000

NOTE D—NOTE PAYABLE TO SHAREHOLDERS

On March 28, 2002, Torotel entered into a $750,000 promissory note with the Caloyeras Family Partnership, whose members beneficially own and control 49% of the outstanding common shares of Torotel. Under the terms of the note, the outstanding balance bears interest at a rate of 7% per annum and requires quarterly interest-only payments of $13,125. The note has a maturity date of March 28, 2007, and is collateralized by the common stock owned by Torotel in Apex and Electronika. As of April 30, 2006, the outstanding principal balance was $750,000. Proceeds from the loan were used to acquire an equity interest in Apex (see Note N of Notes to Consolidated Financial Statements).

NOTE E—INCOME TAXES

The provision for income taxes reflected in the consolidated statements of operations differs from the amounts computed at the federal statutory tax rates. The principal differences between the statutory income tax expense and the effective provision for income taxes are summarized as follows:

	2006	2005
Computed tax expense (benefit) at statutory rates	$159,000	$(43,000)
Addition to (utilization of) net operating loss carryforwards	(159,000)	43,000
Decrease (Increase) in deferred tax assets	13,000	(200,000)
Increase (decrease) in valuation allowance	(13,000)	200,000
	$—	$—

Torotel has available as benefits to reduce future income taxes, subject to applicable limitations, the following estimated net operating loss (“NOL”) carryforwards:

Year of Expiration	NOL Carryforwards
2009	$14,000
2010	694,000
2011	319,000
2012	355,000
2013	801,000
2019	2,960,000
2020	8,000
2021	2,000
2022	57,000
2023	1,000
2024	77,000
$5,288,000

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

Net operating loss carryforwards	$1,664,000
Inventory valuation reserve	150,000
Amortization and impairment of intangibles	413,000
Loss on equity and impairment in investee	349,000
Tax credit carryforwards	19,000
Other	35,000
2,630,000
Less valuation allowance	2,630,000
$—

NOTE F—COMMITMENTS AND CONTINGENCIES

Torotel is a party to seven operating leases, which include equipment for thermal shock testing, a digital copier and fax, a digital color copier, a postage meter, office cubicles and two automobiles. All seven leases are non-cancelable. As of April 30, 2006, there were no capital lease obligations. Future minimum lease payments are as follows:

Year Ending April 30,	Operating Leases
2007	$43,000
2008	22,000
2009	4,000
$69,000

Total rent expense for all operating leases for the years ended April 30, 2006 and 2005, was $48,000 and $54,000, respectively.

NOTE G—EMPLOYEE INCENTIVE PLANS

Incentive Compensation Plan

Torotel’s shareholders approved the Incentive Compensation Plan (the “Plan”) in 1994. All key employees are eligible to participate in the Plan. The Plan provides for participants to receive incentive payments in cash and/or Torotel common stock based on targeted pretax earnings, as defined in the Plan. There was $73,000 in incentive awards accrued under the Plan for the year ended April 30, 2006. There were no awards for the year ended April 30, 2005.

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

	2006		2005
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Outstanding at beginning of year	40,000	$.37	40,000	$.37
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at end of year	40,000	$.37	40,000	$.37
Options exercisable at end of period	40,000	$.37	40,000	$.37
Weighted average fair value of options granted during the year		—		—

The following information applies to options outstanding at April 30, 2006 and 2005:

Number outstanding	40,000		40,000
Range of exercise prices	$.37		$.37
Weighted average exercise price	$.37		$.37
Weighted average remaining contractual life	.50	yr.	1.50	yrs.

Employee Stock Purchase Plan

Torotel has an Employee Stock Purchase Plan that allows employees to purchase Torotel common stock at a formula price that approximates market value. The Plan enables employees to purchase stock through payroll deductions of up to 10% of their compensation. Torotel matches one-half of the employee’s contribution. Stock purchased under the Plan is restricted from transfer for one year after the date of issuance. There were no expenses under the Plan during the years ended April 30, 2006 and 2005.

401(k) Retirement Plan

Torotel has a 401(k) Retirement Plan for Torotel Products’ employees. Employer contributions to the Plan are at the discretion of the Board of Directors. Employer contributions to the Plan were $5,000 for each of the years ended April 30, 2006 and 2005.

NOTE H—EARNINGS PER SHARE

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

	2006	2005
Net earnings (loss)	$463,000	$(107,000)
Weighted average common shares outstanding	5,111,590	5,111,590
Incremental shares	8,891	—

Basic and diluted earnings (loss) per share	$.09	$(.02)

No incremental shares are included in the 2005 EPS calculations for the 40,000 shares under option since the effect would be anti-dilutive.

NOTE I—ACCRUED LIABILITIES

Accrued liabilities consist of the following:

Employee related expenses	$185,000
Other, including interest	28,000
$213,000

NOTE J—GAIN ON SETTLEMENT OF DEBT

Other income as presented in the accompanying consolidated statements of operations for the year ended April 30, 2006, includes a net gain of $35,000 resulting from the settlement of an old liability at an amount lower than originally recorded.

Other income as presented in the accompanying consolidated statements of operations for the year ended April 30, 2005, includes a net gain of $19,000 resulting from the settlement of an old liability at an amount lower than originally recorded.

NOTE K—INFORMATION ABOUT MAJOR CUSTOMERS

For the year ended April 30, 2006, sales to two major customers accounted for 25% and 15% of consolidated net sales. For the year ended April 30, 2005, sales to two major customers accounted for 21% and 13% of consolidated net sales.

NOTE L—IMPAIRMENT AND AMORTIZATION OF INTANGIBLE ASSETS

Since the acquisition of Electronika in 2002 primarily involved the purchase of certain technology-based intangible assets, annual reviews have been performed to determine the amount of any impairment loss. As a result, Torotel has recognized an aggregate impairment loss of $1,029,000 through fiscal year 2004. The remaining carrying value of these intangible assets is estimated at $691,000 and is supported by the projected amount recoverable from the selling shareholders of Electronika (the Caloyeras Family Partnership). The selling shareholders contractually guaranteed that the aggregate sales from Electronika’s existing ballast designs over the first five (5) full fiscal years, specifically fiscal years 2003-2007, would be at least $2,500,000, which based on the terms of the Manufacturing Agreement with Magnetika, Inc., would result in an aggregate gross profit of $1,500,000 before any operating expenses. Aggregate sales in the first four full fiscal years were $1,284,000.

The following table provides the adjusted gross carrying value and accumulated amortization for each major class of intangible asset based on Torotel’s reassessment of previously recognized intangible assets in accordance with the adoption of SFAS 142, Goodwill and Other Intangible Assets:

		2006		2005
	Average Amortizable Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Aircraft—ballasts	3	$1,148,000	$457,000	$1,148,000	$378,000

The total intangible amortization expense for the years ended April 30, 2006 and 2005 was $79,000 and $91,000, respectively. The estimated aggregate amortization expense for the next year is as follows:

Year Ending April 30,	Amount
2007	$62,000

NOTE M—EQUITY INVESTMENT

On March 29, 2002, Torotel acquired a 17.8% equity interest in Apex. The total investment of $1,035,000 consisted of $35,000 in acquisition costs and a stock purchase of 4,000,000 common shares for $1,000,000, of which $250,000 came from available cash and the remaining $750,000 from loan proceeds from the Caloyeras Family Partnership (see Note D of Notes to Consolidated Financial Statements). The Caloyeras Family Partnership and a Caloyeras Trust also acquired 4,000,000 shares of Apex on the same terms as Torotel. On May 23, 2003, Torotel purchased an additional 355,637 common shares of Apex stock for $89,000 at 25 cents per share. As of April 30, 2006, Torotel now owns a 12.88% equity interest in Apex.

Because of Apex’s operating losses, Torotel recognized an impairment loss of $745,000 as of April 30, 2004. The remaining cost of the investment of $379,000 was written down through Torotel’s proportionate share of Apex’s aggregate losses in the years 2003-2005 as required under the equity method of accounting. Of this amount, $150,000 was recognized in the fiscal year ended April 30, 2005. Pursuant to FASB Interpretation No. 35, Torotel has discontinued the application of the equity method for this investment because it has been demonstrated that Torotel does not significantly influence Apex’s operating and financial activities. The specific facts that support this position are: (1) Torotel no longer has a representative sitting on Apex’s board of directors; (2) Torotel is unable to obtain unaudited year-end financial information from Apex for its fiscal year ended February 28, 2005; and (3) Torotel is not involved in the daily operations or in the planning of Apex’s future operations. The investment in Apex has no carrying value on the consolidated balance sheet of Torotel, and in the opinion of Torotel management, it is not likely that any of the investment will be recovered because of Apex’s continued financial losses. If Apex were to eventually be sold, any cash recovered would be recognized as a gain upon receipt of any proceeds.

NOTE N—STOCK APPRECIATION RIGHTS (SARs)

On September 10, 2004, the board of directors of Torotel approved the Directors Stock Appreciation Rights Plan (the “Plan”) for non-employee directors. Each SAR is equal to one share of common stock of Torotel, and the aggregate number of SARs that may be granted under the Plan shall not exceed 500,000.

The effective date of the Plan is October 1, 2004. The SARs are accounted for under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”.

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

SARs transactions for each period through April 30 are summarized as follows:

	2006		2005
	Weighted SARs Under Option	Average Grant Price	Weighted SARs Under Option	Average Grant Price
Outstanding at beginning of period	60,000	$.350	—	—
Granted	30,000	$.302	60,000	$.350
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at end of period	90,000	$.334	60,000	$.350
SARs exercisable at end of period	20,000	$.350	—	—
Weighted average fair value of SARs granted during the period		$.695		—

The following information applies to SARs outstanding for each period through April 30:

	2006	2005
Number outstanding	90,000	60,000
Range of grant prices	$.32 - $.350	$.350
Weighted average grant price	$.334	$.350
Weighted average remaining contractual life	8.61 yrs.	9.42 yrs.

Total compensation expense for the outstanding SARs, as if fully vested, for the years ended April 30, 2006 and 2005 was $29,000 and $3,000, respectively.

NOTE O—MANUFACTURING AGREEMENT WITH RELATED PARTY

Electronika’s requirements for the ballast transformers are outsourced pursuant to a Manufacturing Agreement with Magnetika, Inc. (“Magnetika”), a corporation owned by the Caloyeras family. Under the terms of the agreement, Magnetika provides all necessary raw material, labor, testing, packaging and related services required to complete the manufacture, delivery and sale of the ballast transformers, and Electronika is obligated to order all of its ballast transformer requirements exclusively from Magnetika. Electronika retains ownership of all designs, drawings, specifications and intellectual property rights associated with the ballast transformers. In exchange for the services provided to Electronika under the Manufacturing Agreement, Magnetika receives 40 percent of the net sales price of all ballast transformers sold by Electronika, plus a $2,500 per month management fee for processing all quotations and orders. The Manufacturing Agreement continues in effect until April 1, 2012. In the fiscal year ended April 30, 2006, Electronika incurred costs of $67,000 for goods purchased on trade terms of net 20 days pursuant to the Manufacturing Agreement. Of the amount of goods purchased, $9,000 was due and payable as of April 30, 2006.

NOTE P—GRANDVIEW, MISSOURI REAL ESTATE

Prior to moving to Olathe, Kansas in March 2004, Torotel previously occupied a two-building complex with approximately 29,000 square feet located in Grandview, Missouri. This property was split into two parcels, one consisting of a 24,000 square foot building on a 1.72-acre lot (“Lot No. 1”), and the other consisting of a 5,000 square foot building on an .88-acre lot (“Lot No. 2”). On July 20, 2005, Torotel closed on the sale of Lot No. 2 at a contract price of $225,000. The sale resulted in net proceeds of $205,000 and a net gain of $105,000, which is presented in other income in the accompanying consolidated statements of operations for the fiscal year ended April 30, 2006.

Torotel had entered into a real estate contract to sell Lot No. 1 at a gross selling price of $175,000. Upon completion of the 50-day inspection period, the buyer rescinded his original offer of $175,000 and countered at a price of $125,000, which Torotel accepted in order to eliminate the costs for real estate taxes, property and casualty insurance, and utilities. In doing so, Torotel recorded an impairment charge of $36,000, which is presented in other expense in the accompanying consolidated statements of operations for the fiscal year ended April 30, 2006. Closing on the sale took place on September 16, 2005, with Torotel receiving net proceeds from the sale of  $112,000. The sale resulted in a net gain of $5,000, which is presented in other income in the accompanying consolidated statements of operations for the fiscal year ended April 30, 2006.

NOTE Q—CONCENTRATIONS OF CREDIT RISK

At various times and at April 30, 2006, Torotel maintained cash in bank balances that exceed the federally insured limits.

PART III

ITEM 9.                Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The information required by Items 401 and 405 of Regulation S-B is contained in Torotel’s 2006 Proxy Statement, which is herein incorporated by reference.

Code of Business Conduct and Ethics

Torotel has adopted a Code of Business Conduct and Ethics (the “Code”) for directors, executive officers, and significant employees. A copy of the Code is posted on Torotel’s Internet website at www.torotelproducts.com. If an amendment is made to, or a waiver granted of, a provision of the Code that applies to Torotel’s principal executive officer or principal financial officer where such amendment or waiver is required to be disclosed under applicable SEC rules, Torotel intends to disclose such amendment or waiver and the reasons therefore on its Internet website within four business days following any such amendment or waiver and will keep the information available on the website for at least twelve months. Following the twelve-month posting period, the information will be retained for a minimum of five years.

Audit Committee Members

The Audit Committee of the Board of Directors is comprised of two independent directors, Anthony H. Lewis and Stephen K. Swinson. The Board of Directors considers Stephen K. Swinson to be an audit committee financial expert based on his experience as a chief financial officer.

ITEM 10.         Executive Compensation

The information required by Item 402 of Regulation S-B is contained in Torotel’s 2006 Proxy Statement, which is herein incorporated by reference.

Employment Agreements

On June 30, 2006, the Board of Directors amended and restated the employment agreements of Dale H. Sizemore, Jr., the Chairman of the Board, President and Chief Executive Officer of Torotel, and H. James Serrone, the Vice President of Finance, Secretary and Chief Financial Officer of Torotel. The following description of the amended and restated employment agreements is a summary and is qualified in its entirely by the form of Amended and Restated Employment Agreement, which is filed as Exhibit 10.1 and incorporated herein by reference.

Both agreements became effective June 30, 2006, and will expire on June 30, 2009, provided, however, that on June 30, 2007, and on June 30 of each year thereafter, the term shall be automatically extended for one additional year and shall continue in this manner until the agreement is terminated in accordance with Section 8 of the agreement. The agreements provide for minimum base monthly salaries of $10,000 and $7,500 for Messrs. Sizemore and Serrone, respectively, plus other benefits and incentive awards as determined by the Board of Directors. The agreements further provide that if a party’s employment is terminated by Torotel without cause, that party will receive a lump-sum severance payment equal to one year of salary, bonus and benefits. In the event of a change of control, if a party is terminated other than for cause or if a party terminates for good reason, the party shall be entitled to receive the greater of (i) one year of salary, bonus and benefits or (ii) the total salary, bonus and benefits for the remaining then-existing term of the employment agreement. The agreements also provide for a restrictive covenant of non-competition for a period of two years following termination of employment.

ITEM 11.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 201(d) and Item 403 of Regulation S-B is contained in Torotel’s 2006 Proxy Statement, which is herein incorporated by reference.

ITEM 12.         Certain Relationships and Related Transactions

Indebtedness to Shareholders

On March 28, 2002, Torotel entered into a $750,000 promissory note with the Caloyeras Family Partnership, whose members beneficially own and control 49% of the outstanding common shares of Torotel. Under the terms of the note, the outstanding balance bears interest at a rate of 7% per annum and requires quarterly interest-only payments of $13,125. The note has a maturity date of March 28, 2007, and is collateralized by the common stock owned by Torotel in Apex and Electronika. As of
April 30, 2006, the outstanding principal balance was $750,000. Proceeds from the loan were used to acquire an equity interest in Apex (see Note N of Notes to Consolidated Financial Statements).

Employment Agreements

Torotel has employment agreements with Dale H. Sizemore, Jr. and H. James Serrone, as described in Item 10 above.

Related Transactions

The Caloyeras family presently controls 49% of Torotel’s outstanding common shares. For the year ended April 30, 2005, Electronika, a wholly-owned subsidiary of Torotel, incurred costs of $67,000 for goods purchased pursuant to a Manufacturing Agreement with Magnetika, Inc., a corporation owned by Peter B. Caloyeras and his family. Of the amount of goods purchased, $9,000 was due and payable as of April 30, 2006. Mr. Caloyeras and his son, Basil P. Caloyeras (president of Electronika) also serve as directors of Electronika.

ITEM 13.         Exhibits

(a)           Exhibits (Electronic Filing Only)

Exhibit 3.1	Articles of Incorporation (incorporated by reference to Exhibit 3 of Form 10-QSB filed with the SEC on March 13, 2000)
Exhibit 3.2	By-laws (incorporated by reference to Exhibit 3.1 of Form 8-K filed with the SEC on July 7, 2006)
Exhibit 10.1	Form of Employment Agreement (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the SEC on July 7, 2006)
Exhibit 10.2	Manufacturing Agreement with Magnetika, Inc. (incorporated by Reference to Exhibit 8.4 of Form 8-K filed with the SEC on April 15, 2002)
Exhibit 10.3	Secured Promissory Note Payable to Caloyeras Family Partnership (incorporated by reference to Exhibit 5 of Form 8-K filed with the SEC on April 17, 2002)
Exhibit 14	Code of Ethics for Directors, Executive Officers, Significant Employees (incorporated by reference to Exhibit 14 of Form 10-KSB filed with the SEC on February 16, 2005)
Exhibit 16	Letter re change in certifying accountant (incorporated by reference to Exhibit 16.1 of Form 8-K filed with the SEC on September 2, 2005)
Exhibit 21	Subsidiaries of the Registrant
Exhibit 31.1	Officer Certification
Exhibit 31.2	Officer Certification
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14.         Principal Accountant Fees and Services

The information required by Item 9(e) of Schedule 14A is contained in Torotel’s 2006 Proxy Statement, which is herein incorporated by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Torotel, Inc.
(Registrant)
By:	/s/ DALE H. SIZEMORE, JR.		By:	/s/ H. JAMES SERRONE
	Dale H. Sizemore, Jr.			H. James Serrone
	Chief Executive Officer			Chief Financial Officer

	Date:	July 25, 2006		Date:	July 25, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ DALE H. SIZEMORE, JR.		By:	/s/ ANTHONY L. LEWIS
	Dale H. Sizemore, Jr.			Anthony L. Lewis
	Chairman of the Board, President,			Director
Chief Executive Officer
	and Director			Date:	July 25, 2006
	Date:	July 25, 2006
By::	/s/ RICHARD A. SIZEMORE		By:	/s/ STEPHEN K. SWINSON
	Richard A. Sizemore			Stephen K. Swinson
	Director			Director

	Date:	July 25, 2006		Date:	July 25, 2006
By::	/s/ H. JAMES SERRONE
H. James Serrone
Vice President of Finance,
Chief Financial Officer, Secretary
and Director

	Date:	July 25, 2006