Form 10QSB
period 2006-07-31
TOROTEL INC
filed 2006-09-14
CIK 98752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2006

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

Yes ☒   No ☐

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐   No ☒

As of September 8, 2006, there were 5,311,590 shares of Common Stock, $.01 par value, outstanding.

TOROTEL, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

CONSOLIDATED BALANCE SHEET (Unaudited)

As of July 31, 2006

ASSETS

Current assets:
Cash	$621,000
Accounts receivable, net	554,000
Inventories	313,000
Prepaid expenses and other current assets	60,000
1,548,000

Property, plant and equipment, net	1,057,000

Intangible assets, net	684,000
Other assets	4,000
Equity investment	—

$3,293,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$55,000
Note payable to shareholders	750,000
Trade accounts payable	244,000
Accrued liabilities	209,000
Accrued interest on note payable to shareholders	5,000
1,263,000

Long-term debt, less current maturities	756,000

Stockholders’ equity	1,274,000

$3,293,000

The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended July 31,

	2006	2005
Net sales	$1,199,000	$1,267,000
Cost of goods sold	801,000	718,000

Gross profit	398,000	549,000

Operating expenses:
Engineering	64,000	57,000
Selling, general and administrative	446,000	355,000
Amortization of intangible assets	7,000	16,000
	517,000	428,000

Earnings (loss) from operations	(119,000)	121,000

Other expense (income):
Interest expense	27,000	33,000
Interest income	(2,000)	—
Impairment of real estate	—	36,000
Gain on settlement of debt	—	(35,000)
Gain on sale of real estate	—	(105,000)
	25,000	(71,000)

Earnings (loss) before provision for income taxes and cumulative effect of change in accounting principle	(144,000)	192,000

Provision for income taxes	—	—

Earnings (loss) before cumulative effect of change in accounting principle	(144,000)	192,000

Cumulative effect of change in accounting principle	8,000	—

Net earnings (loss)	$(136,000)	$192,000

Basic earnings (loss) per share:
Before cumulative effect	$(.03)	$.04
Cumulative effect	—	—
	$(.03)	$.04
Diluted earnings (loss) per share:
Before cumulative effect	$(.03)	$.04
Cumulative effect	—	—
	$(.03)	$.04

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Three Months Ended July 31,

	2006	2005
Cash flows from operating activities:
Net earnings (loss)	$(136,000)	$192,000
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Gain on sale of real estate	—	(105,000)
Gain on settlement of debt	—	(35,000)
Impairment of real estate	—	36,000
Depreciation and amortization	28,000	33,000
Change in value of stock appreciation rights	(14,000)	(3,000)
Increase (decrease) in cash flows from operations resulting from changes in:
Accounts receivable	174,000	81,000
Inventories	14,000	(66,000)
Prepaid expenses and other assets	(45,000)	(47,000)
Trade accounts payable	96,000	62,000
Accrued liabilities	10,000	30,000

Net cash provided by operating activities	127,000	178,000

Cash flows from investing activities:
Capital expenditures	(9,000)	(16,000)
Net proceeds from sale of asset	—	205,000

Net cash provided by (used in) investing activities	(9,000)	189,000

Cash flows from financing activities:
Principal payments on long-term debt	(18,000)	(219,000)

Net cash used in financing activities	(18,000)	(219,000)

Net increase in cash	100,000	148,000
Cash, beginning of period	521,000	193,000

Cash, end of period	$621,000	$341,000

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$27,000	$33,000
Income taxes payable	$—	$—

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation

Torotel specializes in the custom design and manufacture of a wide variety of precision magnetic components, consisting of transformers, inductors, reactors, chokes and toroidal coils, for use in commercial, industrial and military electronics.  Torotel also designs and distributes ballast transformers for the airline industry.  Approximately 95% of Torotel’s sales during the first three months of fiscal 2006 have been derived from domestic customers.  The accompanying unaudited consolidated financial statements reflect the normal recurring adjustments which in the opinion of management are necessary to present fairly Torotel’s financial position at July 31, 2006, and the results of operations for the three months ended July 31, 2006.

The financial statements contained herein should be read in conjunction with Torotel’s financial statements and related notes filed on Form 10-KSB for the year ended April 30, 2006.

Note 2 - Inventories

The components of inventories are summarized as follows:

Raw materials	$76,000
Work in process	169,000
Finished goods	68,000
$313,000

Note 3 – Financing Agreement

On June 25, 2006, Torotel Products refinanced its mortgage debt with the  Bank of Blue Valley.  Under the terms of the new financing, the outstanding balance bears interest at a fixed rate of 8.0% per annum.  The note requires monthly principal and interest payments of $9,947.  The note, which continues to be guaranteed by Torotel, Inc. and Electronika, Inc., has a maturity date of June 25, 2011 and is collateralized by a first mortgage on the land and buildings in Olathe, Kansas.  As of July 31, 2006, the outstanding balance was $811,000.

Note 4 – Share-Based Compensation

Effective May 1, 2006, Torotel adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share–Based Payment” (SFAS 123(R)) using the modified prospective method of adoption under the provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.  In accordance with the modified prospective method, results for prior periods have not been restated.  Prior to May 1, 2006, Torotel accounted for all stock option grants under the provisions of APB Opinion 25, Accounting for Stock Issued to Employees and related interpretations; and accounted for all grants involving stock appreciation rights (SARs) under the provisions of SFAS 123 using the intrinsic value measurement guidelines of APB Opinion 25.  The adoption of

SFAS 123(R) on existing stock option grants did not have any impact on our financial condition or results of operations for the three months ended July 31, 2006; the adoption of SFAS 123(R) for the SARs resulted in a cumulative effect reduction in stock compensation costs of $8,000 for the same three-month period.

Note 5 - Employee Stock Options

In accordance with the Incentive Compensation Plan approved by shareholders in 1994, Torotel reserved 400,000 common shares for issuance to key employees pursuant to the exercise of incentive stock options granted prior to June 20, 2004.  The incentive stock options have a term of five years when issued and vest 50% per year at the end of each of the first two years.  The exercise price of each option equaled the market price of Torotel’s common stock on the date of grant.  Accordingly, no compensation cost was recognized for the Plan at the time of grant, and no cost was incurred from the adoption of SFAS 123(R) as the outstanding options were fully vested in 2004.

The fair value of the incentive stock options granted was estimated on the date of grant using the Black-Scholes options-pricing model.  The fair value of the options was determined using the following weighted average assumptions: no dividend payments over the life of the options; expected volatility of 551.0%; risk-free interest rate of 3.50%; and expected life of five years.

Stock option transactions under the 1994 Incentive Compensation Plan for each period through July 31 are summarized as follows:

	2006		2005
	Weighted		Weighted
	Shares	Average	Shares	Average
	Under	Exercise	Under	Exercise
	Option	Price	Option	Price
Outstanding at beginning of period	40,000	$.37	40,000	$.37
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at end of period	40,000	$.37	40,000	$.37

Options exercisable at end of period	40,000	$.37	40,000	$.37
Weighted average fair value of options granted during the year		—		—

The following information applies to options outstanding for each period through July 31:

	2006	2005
Number outstanding	40,000	40,000
Range of exercise prices	$.37	$.37
Weighted average exercise price	$.37	$.37
Weighted average remaining contractual life	.25 yrs.	1.25 yrs.

Note 6 – Restricted Stock Agreement

A Restricted Stock Agreement was entered into between Torotel and Benjamin E. Ames, Jr. effective July 31, 2006.  The agreement was authorized by the Compensation and Nominating Committee

(Committee) and the Board of Directors of Torotel, as part of Mr. Ames’ employment as Executive Vice President of Torotel Products, Inc., with primary responsibilities being new business development.  The Committee and the Board have determined that the interests of Torotel and its stockholders will be promoted by hiring talented individuals and, to induce such individuals to accept employment with Torotel, the Committee and the Board believe a key component of such individuals’ compensation should be granting equity ownership opportunities based upon the acceptance of employment and the continuing employment of such individual, subject to certain conditions and restrictions.  Mr. Ames is a recently hired key management employee.  The amount of the restricted stock award was 200,000 shares of common stock, $.01 par value per share.  Based upon Mr. Ames attaining mutually agreed upon written annual goals, the restricted shares shall be released from the restrictions on transfer and risk of forfeiture in the amount of 40,000 shares per year for five years beginning July 31, 2007, and each anniversary thereof.  The non-vested shares are restricted as to disposition and subject to forfeiture under certain circumstances.  The agreement provides Mr. Ames with all voting rights with respect to the restricted shares.  The agreement further provides that if, prior to all of the restricted shares having been released, Torotel undergoes a change in control, then all of the restricted shares shall be released and no longer subject to restrictions under the agreement.

Based on the market price of $.30 for Torotel’s common stock as of July 31, 2006, the fair value of the restricted stock at the date of award was $60,000.  Of this amount, $2,000 was credited to common stock at par value and the excess of $58,000 was credited to additional paid-in capital.  The restricted shares are treated as non-vested stock pursuant to SFAS 123(R).  Accordingly, an offset amount, classified as unearned stock compensation, is included in the accompanying consolidated balance sheet under stockholders’ equity.  Stock compensation cost of $3,000 per quarter will be recorded during the aggregate five-year vesting period provided the mutually agreed upon goals are achieved.

Restricted stock activity for the three months ended July 31 is summarized as follows:

2006
	Weighted	Weighted
	Shares	Average
	Under	Grant Date
	Option	Value
Outstanding at beginning of period	—	—
Granted	200,000	$.30
Vested	—	—
Forfeited	—	—
Outstanding at end of period	200,000	$.30

Note 7 - Stockholders’ Equity

The components of stockholders’ equity are summarized as follows:

Common stock, at par value	$54,000
Capital in excess of par value	12,420,000
Unearned stock compensation	(60,000)
Accumulated deficit	(10,935,000)
1,479,000
Less treasury stock, at cost	205,000
$1,274,000

The changes in shares of common stock outstanding are summarized as follows:

Balance, May 1, 2006	5,111,590
Restricted stock activity	200,000
Treasury stock activity	—
Balance, July 31, 2006	5,311,590

Note 8 - Earnings Per Share

Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, requires dual presentation of basic and diluted EPS on the face of the statement of earnings regardless of whether basic and diluted EPS are the same; and requires a reconciliation of the numerator and denominator used in computing basic and diluted EPS.  Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the  period.  Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion 15.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  The 200,000 shares issued pursuant to the Restricted Stock Agreement (see Note 6 of Notes to Consolidated Financial Statements) meet the definition of contingently issuable shares as outlined in SFAS No. 128; as a result, these shares will not be included in the basic EPS calculation until the performance measurements have been satisfied.  The restricted shares will be treated as a common stock equivalent for the diluted EPS calculation.

Pursuant to SFAS No. 128, the basic and diluted earnings per common share were computed as follows:

	2006	2005
Earnings (loss) before cumulative effect	$(144,000)	$192,000
Cumulative effect	8,000	—
Net earnings (loss)	$(136,000)	$192,000

Weighted average common shares outstanding for basic EPS	5,111,590	5,111,590
Incremental shares for effect of stock options and restricted stock	—	—
Weighted average common shares outstanding for dilutive EPS	5,111,590	5,111,590

Basic earnings (loss) per share:
Before cumulative effect	$(.03)	$.04
Cumulative effect	—	—
	$(.03)	$.04
Diluted earnings (loss) per share:
Before cumulative effect	$(.03)	$.04
Cumulative effect	—	—
	$(.03)	$.04

No incremental shares are included in the 2006 EPS calculations for the 40,000 shares under option or the 200,000 shares of restricted common stock since the effect would be anti-dilutive.  There were no anti-dilutive incremental shares in 2005 because the average market price of the common stock was less than the exercise price.

Note 9 – Stock Appreciation Rights

On September 10, 2004, the board of directors of Torotel approved the Directors Stock Appreciation Rights Plan (the “Plan”) for non-employee directors.  Each SAR is equal to one share of common stock of Torotel, and the aggregate number of SARs that may be granted under the Plan shall not exceed 500,000. The effective date of the Plan is October 1, 2004.  The SARs are now accounted for under SFAS No. 123(R), Accounting for Stock-Based Compensation.

Pursuant to the Plan, 20,000 SARs were granted on the effective date to each of the three current non-employee directors.  The initial price at which each SAR was granted was $.35, which equaled the market price of Torotel’s common stock on the date of grant.  Accordingly, no compensation cost was recognized at the time of grant in accordance with APB Opinion 25, prior to the adoption of SFAS No. 123(R) on May 1, 2006, as discussed in Note 4 of Notes to Consolidated Financial Statements.

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

A Grantee shall become fully (100%) vested in each of his or her SARs under the following circumstances:  (i) upon termination of the Grantee’s service as a director of Torotel for reasons of death, disability or retirement; (ii) if the Compensation and Nominating Committee (the “Committee”), in its sole discretion, determines that acceleration of the SAR vesting schedule would be desirable for Torotel; or (iii) if the Torotel shall, pursuant to action by its Board of Directors, at any time propose to merge into, consolidate with, or sell or otherwise transfer all or substantially all of its assets to another corporation, and provision is not made pursuant to the terms of such transaction for the assumption by the surviving, resulting or acquiring corporation of outstanding SARs or for substitution of new SARs therefore, the Committee shall cause written notice of the proposed transaction to be given to each Grantee not less than twenty days prior to the anticipated effective date of the proposed transaction, and his or her SARs shall become fully (100%) vested and, prior to a date specified in such notice, which shall be not more than ten days prior to the anticipated effective date of the proposed transaction, each Grantee shall have the right to exercise his or her SARs.

In accordance with SFAS 123(R), compensation expense is recognized over the vesting period based upon the estimated fair value of the SARs pursuant to the terms of the Plan using the Black-Scholes options-pricing model as of the end of each financial reporting period.  As of July 31, 2006, the fair value of the SARs was determined using the following assumptions: no dividend payments over the life of the SARs since Torotel has not issued any form of dividend since 1985; an expected volatility of 181.24% based on Torotel’s historical volatility using the weekly closing price over the past five years; a risk-free interest rate of 4.50%; and an expected life of five years based on the length of service estimated to be served.  Based on these assumptions, the fair value price per share of the outstanding SARs are summarized as follows:

	SARs				Aggregate	Aggregate
	Under	Exercise	Fair Value	%	Vested	Intrinsic
Grant Date	Option	Price	Price	Vested	Fair Value	Value
October 1, 2004	60,000	$.350	$.597	33%	$12,000	$16,000
May 1, 2005	30,000	$.302	$.599	33%	$6,000	$9,000
May 1, 2006	30,000	$.695	$.590	0%	$—	$—

The vested portion represents 29,700 SARs.  As of July 31, 2006, the total aggregate intrinsic value of these exercisable SARs was $8,000.

SARs transactions for each period though July 31 are summarized as follows:

	2006		2005
		Weighted		Weighted
	SARs	Average	SARs	Average
	Under	Grant	Under	Grant
	Option	Price	Option	Price
Outstanding at beginning of period	90,000	$.334	60,000	$.350
Granted	30,000	$.695	30,000	$.302
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at end of period	120,000	$.424	90,000	$.334

SARs exercisable at end of period	29,700	$.334	—	—
Weighted average fair value of SARs granted during the period		$.590		—

The following information applies to SARs outstanding for each period through July 31:

	2006	2005
Number outstanding	120,000	90,000
Range of grant prices	$.302 - $.695	$.302 - $.350
Weighted average grant price	$.424	$.334
Weighted average remaining contractual life	8.71 yrs.	9.36 yrs.

Total compensation expense for the outstanding SARs for the three months ended July 31, 2006 and 2005, was a reduction of $15,000 and $3,000, respectively.  The reduction of $15,000 in 2006 included $8,000 for the cumulative effect of adopting SFAS No. 123(R).  As of July 31, 2006, there was $54,000 of total unrecognized compensation expense related to non–vested SARs granted under the Plan.  That cost is expected to be recognized over a weighted average period of 1.71 years.  The liability for SARs on the consolidated balance sheet as of July 31, 2006, was $18,000.  The following table summarizes the pro forma effect if compensation cost for the Plan had been determined applying the fair value based method to all outstanding SARs in each period presented:

	2006	2005
Net earnings (loss)	$(136,000)	$192,000

Add: Stock-based compensation income included in reported net earnings (loss)	(15,000)	(3,000)

Deduct: Stock-based compensation expense determined under fair value based method	15,000	—

Pro forma net earnings (loss)	$(136,000)	$189,000

Basic earnings (loss) per share:
as reported	$(.03)	$.04

pro forma	$(.03)	$.04

Diluted earnings (loss) per share:
as reported	$(.03)	$.04

pro forma	$(.03)	$.04

Note 10 - Amortization of Intangibles

Since the acquisition of Electronika primarily involved the purchase of certain technology-based intangible assets, annual reviews have been performed to determine the amount of any impairment.  The remaining carrying value of these intangible assets is estimated at $684,000 and is supported by the projected amount recoverable from the selling shareholders of Electronika (the Caloyeras Family Partnership).  The selling shareholders contractually guaranteed that the aggregate sales from Electronika’s existing ballast designs over the first five (5) full fiscal years, specifically fiscal years 2003-2007, would be at least $2,500,000, which based on the terms of the Manufacturing Agreement with Magnetika, Inc., would result in an aggregate gross profit of $1,500,000 before any operating expenses.  Aggregate sales since fiscal 2003 have been $1,308,000, which contractually results in an amount due from the Caloyeras Family Partnership of $715,000 as of July 31, 2006.

The following table provides the adjusted gross carrying value and accumulated amortization for each major class of intangible asset based on Torotel’s reassessment of previously recognized intangible assets in accordance with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets:

		2006		2005
	Average	Gross		Gross
	Amortizable	Carrying	Accumulated	Carrying	Accumulated
	Life	Amount	Amortization	Amount	Amortization
Aircraft - ballasts	3	$1,148,000	$464,000	$1,148,000	$394,000

The total intangible amortization expense for the three months ended July 31, 2006 and 2005 was $7,000 and $16,000, respectively.  The estimated aggregate amortization expense for fiscal 2007 is as follows:

April 30,	Amount
2007	28,000
$28,000

The remaining book value of approximately $663,000 at April 30, 2007, represents the projected amount recoverable from the former shareholders, and is based on the estimated sales from the aforementioned ballast designs.  The recoverable amount will reduce the $750,000 note payable to shareholders, who are also the owners of Magnetika.

Note 11 – Concentrations of Credit Risk

At various times and at July 31, 2006, Torotel maintained cash in bank balances that exceed the federally insured limits.

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

Torotel Products markets its components primarily through a 4-person internal sales force, which includes a recently hired Executive Vice President in charge of new business development, and three independent manufacturers’ representatives paid on a commission basis.  Torotel Products also has a 4-person engineering department that is active in the sales and marketing efforts.  An incentive program has been developed in this regard for all engineering personnel to earn a commission on new product sales to existing, as well as new customers.

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

Electronika is a marketing and licensing company selling ballast transformers to the airline industry.  These transformers activate and control the lights in commercial airplane cockpits.  Electronika’s ballast transformers are approved as spare and replacement parts in DC-8, DC-9, DC-10, MD-80, and MD-88 aircraft.  However, sales of ballast transformers have been made primarily for use in DC-8 and DC-9 aircraft.  As a result, the business of Electronika is subject to various risks including, without limitation, any decline in use of the referenced aircraft, and competition for the available spare parts business.  Electronika’s sales do not represent a significant portion of any particular market.  Electronika’s requirements for the ballast transformers are outsourced pursuant to a Manufacturing Agreement with Magnetika, Inc. (“Magnetika”), a corporation owned by Peter B. Caloyeras and his family.  Mr. Caloyeras and his son, Basil P. Caloyeras (president of Electronika) also serve as directors of Electronika.  Under the terms of the agreement, Magnetika provides all necessary raw material, labor, testing, packaging and related services required to complete the manufacture, delivery and sale of the ballast transformers.  Electronika retains ownership of all designs, drawings, specifications and intellectual property rights associated with the ballast transformers.  Due to lower than anticipated sales for Electronika, the carrying value of the intangible assets of Electronika is now $684,000.  These intangible assets are being partially amortized in fiscal 2007.  At April 30, 2007, the remaining value of the intangible assets is expected to be approximately $663,000, which will represent the projected amount recoverable pursuant to the sales guarantee provided by the selling shareholders of Electronika.  The recoverable amount will reduce the $750,000 note payable to shareholders, who are also the owners of Magnetika.  Magnetika is a manufacturing company that, in addition to the aforementioned ballast transformers, manufacturers various other products similar to those of Torotel for other unrelated customers.  Magnetika’s annual sales are estimated to be approximately two to three times the annual sales of Torotel.  Total purchases from Magnetika by Electronika amounted to $9,000 for the three months ended July 31, 2006.

Business Outlook

Torotel Products’ industry mix for fiscal 2006 net sales was 52% defense, 32% aerospace and 16% commercial/industrial.  The mix for the first quarter sales of fiscal 2007 was 43% defense, 37% aerospace and 20% commercial/industrial.  This shift toward aerospace and commercial/industrial follows the trend expected for fiscal 2007.  New order bookings for fiscal 2007 were projected to increase 12% primarily due to new opportunities in the aerospace market, higher order rates of the new capacitor assemblies in the second half of fiscal 2007, and a major commercial contract award that was expected near the end of the first quarter of fiscal 2007.  New order bookings for the first quarter increased nearly 17%, which included a $2.1 million contract for the potted coil assembly for the Hellfire II missile system.  The timing of the major commercial contract award that was originally expected in July 2006 has been delayed, but receipt of the order is expected within the next 60 days.  It is anticipated that this contract will contribute to higher shipments in the latter part of fiscal 2007.  The order backlog at July 31, 2006 is $3,696,000, a 27% increase from a year ago.  The primary factors that drive gross profit and net earnings for Torotel Products are sales volume and product mix.  The gross profits on mature products/programs and larger transformer devices tend to be higher than those that are still in the prototyping or early production stages and simpler inductor devices.  As a result, in any given accounting period the mix of product shipments between higher and lower margin jobs has a significant impact on the gross profit and net earnings of Torotel Products.

As disclosed in Torotel’s Form 10-KSB for the fiscal year ended April 30, 2006, Torotel’s operating plan calls for additional sales and marketing costs in the form of personnel, advertising, trade show exhibits and new print literature.  Management believes a well developed growth strategy is in place and that these expenditures are critical for achieving that growth; as a result, near-term earnings may be impacted.

Torotel’s management will continue to focus its efforts in areas and solutions that offer significant growth, which includes expanding the product base beyond electronic components.  The aircraft manufacturers continue to book orders at a record pace with substantial backlog through at least the end of the decade; Torotel will continue to expand its sales and marketing efforts in this area.  Fiscal 2006 brought some success in the assembly of electro-mechanical solutions and cables; Torotel management sees this as a strong growth area in the future.  Management’s goal, “9-by-9”, is to reach a revenue level of $9 million by fiscal year 2009.

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

Three Months Ended July 31, 2006 Compared With Three Months Ended July 31, 2005

Net sales decreased 5%.  The net sales of Torotel Products decreased nearly 4% from $1,219,000 to $1,175,000.  This decrease is attributable to lower sales of components used on the AMRAAM, Hellfire II and Maverick missile systems.  This decrease was partially offset by higher shipments of the potted coil assembly for the Hellfire II missile system.  The net sales of Electronika decreased 50% from $48,000 to $24,000, which is representative of the downward trend in Electronika’ sales.

Gross profit as a percentage of net sales decreased 10%.  The gross profit percentage of Torotel Products decreased 10% because of lower sales volume, higher fixed production costs due to the hiring of a production and quality assurance technician, and higher absorption of labor and overhead costs due to a decrease in the level of work in process inventory as part of the ongoing efforts to implement Demand Flow Technology® and reduce average production cycle times.  Electronika’s gross profit as a percentage of net sales remained unchanged.

Engineering expenses, applicable only to Torotel Products, increased 12% from $57,000 to $64,000 because of higher payroll costs associated with two college interns utilized during the summer months and additional travel costs.  Management does anticipate an increase in the present level of engineering expenses as additional engineering technical support is planned.

Selling, general and administrative (SG&A) expenses increased 26%.  The SG&A expenses of Torotel, Inc. increased 53% from $73,000 to $112,000 primarily because of a $24,000 increase in  professional fees associated with the change in control tactics being attempted by the Caloyeras Family Partnership, a $15,000 increase in auditing fees and a $5,000 increase in directors fees associated with special board meetings called to address the matters initiated by the Caloyeras Family Partnership.  These increases were offset partially by a $5,000 decrease in the costs of preparing electronic filings to the SEC.  The SG&A expenses of Torotel Products increased nearly 19% from $275,000 to $326,000 primarily because of a $15,000 increase in marketing and advertising costs, a $13,000 increase in payroll costs, a $9,000 increase in equipment maintenance costs, an $8,000 increase in training costs and a $6,000 increase in bank charges associated with the write-off of capitalized loan fees on the original mortgage loan for the Olathe facility (see Note 3 of Notes to Consolidated Financial Statements).  The SG&A expenses of Electronika remained unchanged at $8,000.  Management does anticipate an increase in the present level of SG&A expenses as the plan calls for additional sales and marketing costs in the form of personnel, advertising, trade show exhibits and new print literature.

Amortization costs, entirely attributable to Electronika, decreased 56% from $16,000 to $7,000 (see Note 10 of Notes to Consolidated Financial Statements).

Interest expense decreased 18%.  The interest expense of Torotel, Inc. remained unchanged at $13,000.  The interest expense of Torotel Products decreased from $20,000 to $14,000 because of a lower debt balance.

Interest income increased $2,000 because of funds set aside in a money management account.

There was no earnings impact in the current quarter from an impairment of real estate.  A charge of $36,000 was recorded in the prior year.

There was no earnings impact in the current quarter from a gain on the settlement of debt.  A gain of $35,000 was recorded in the prior year.

There was no earnings impact in the current quarter from a gain on the sale of real estate.  A gain of $105,000 was recorded in the prior year.

For the reasons discussed above, the consolidated pretax earnings decreased from a profit of $192,000 to a loss of $144,000.  The pretax loss of Torotel, Inc. increased from $51,000 to $125,000.  The pretax earnings of Torotel Products decreased from a profit of $237,000 to a loss of $20,000.  The pretax earnings of Electronika decreased from $6,000 to $1,000.

Liquidity and Capital Resources

As of July 31, 2006, Torotel had $621,000 in cash and cash equivalents, compared to $341,000 as of July 31, 2005.  Effective June 25, 2006, Torotel refinanced its mortgage debt with the Bank of Blue Valley with a new maturity date of June 25, 2011 (see Note 3 of Notes to Consolidated Financial Statements).  The $750,000 note payable to shareholders matures in March 2007 (see Note 10 of Notes to Consolidated Financial Statements).  Torotel intends to offset this debt by the amount recoverable pursuant to the sales guarantee provided by the selling shareholders of Electronika.  At April 30, 2007, the projected amount recoverable is $663,000.  The projected difference of $87,000 after the offset will be paid from existing cash resources.

The table below presents the summary of cash flow for the three-month periods indicated.

	2006	2005
Net cash provided by operating activities	$127,000	$178,000
Net cash provided by (used in) investing activities	$(9,000)	$189,000
Net cash used in financing activities	$(18,000)	$(219,000)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in operating earnings, the timing of shipments and the collection of accounts receivable, changes in inventory, level of sales and payment of accounts payable.  The decrease in net cash provided by investing activities is because of the net proceeds of $205,000 from the sale of the real estate in 2005.  Capital expenditures were $9,000 during the first three months of fiscal 2007.  Management anticipates approximately $100,000 in total capital expenditures for fiscal 2007.  Net cash used in financing activities is because of payments on long-term debt.  Management believes that the projected cash flow from operations, combined with its existing cash balances, will be sufficient to meet its funding requirements for the foreseeable future.  Torotel does have a $200,000 bank line of credit available, which could be utilized, if required, to help fund growth.

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

ROCE measures what you get out (EBIT) versus what you put in (NOA = Capital Employed).  For these purposes, NOA is defined as “accounts receivable + inventory + net fixed assets + miscellaneous operating assets – accounts payable – miscellaneous operating liabilities”.  The performance of Torotel’s management and the majority of its decisions going forward will be measured by whether Torotel’s ROCE improves.  In fiscal 2004, 2005 and 2006, Torotel’s ROCE was 1.46%, 5.84% and 19.04%, respectively.  Torotel’s ROCE for the 12-month trailing period ended July 31, 2006 is 10.84%, which is not indicative of the expectations for the balance of fiscal 2007.

Forward-Looking Information

This report, as well as our other reports filed with the Securities and Exchange Commission (“SEC”), and in press releases and other public communications throughout the year, contains forward looking statements made pursuant to the safe harbor provisions of The Private Securities Litigation Reform Act of 1995.  The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast,” “may,” “will,” “should,” “continue,” “predict” and similar expressions are intended to identify forward looking statements.  This report contains forward looking statements regarding, among other topics, our expected financial position, results of operations, cash flows, strategy, budgets and management’s plans and objectives.  Accordingly, these forward-looking statements are based on assumptions about a number of important factors.  While we believe that our assumptions about such factors are reasonable, such factors involve risks and uncertainties that could cause actual results to be different from what appear here.  These risk factors include: the ability to adequately pass through to customers unanticipated future increases in raw material costs, decreased demand for products, delays in developing new products, expected orders that do not occur, loss of key customers, the impact of competition and price erosion as well as supply and manufacturing constraints, and other risks and uncertainties.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will prove accurate, and our actual results may differ materially from these forward looking statements.  We assume no obligation to update any forward-looking statements made herein.

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

PART II.    OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

a) Exhibits

Exhibit 31.1	Officer Certification
Exhibit 31.2	Officer Certification
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) Reports on Form 8-K	There was one report filed on Form 8-K during the three months ended July 31, 2006.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Torotel, Inc.
(Registrant)

/s/ Dale H. Sizemore, Jr.
Dale H. Sizemore, Jr.
Chief Executive Officer
Date: September 12, 2006

/s/ H. James Serrone
H. James Serrone
Chief Financial Officer
Date: September 12, 2006