Form 10QSB
period 2006-10-31
TOROTEL INC
filed 2006-12-13
CIK 98752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2006

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

Yes ☐   No ☒

As of December 8, 2006, there were 5,351,590 shares of Common Stock, $.01 par value, outstanding.

TOROTEL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.                          Financial Statements

CONSOLIDATED BALANCE SHEET (Unaudited)
As of October 31, 2006

ASSETS

Current assets:
Cash	$400,000
Accounts receivable, net	680,000
Inventories	305,000
Prepaid expenses and other current assets	44,000
1,429,000

Property, plant and equipment, net	1,048,000

Intangible assets, net	680,000
Other assets	3,000
Equity investment	—
$3,160,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$56,000
Note payable to shareholders	750,000
Trade accounts payable	195,000
Accrued liabilities	189,000
Accrued interest on note payable to shareholders	5,000
1,195,000

Long-term debt, less current maturities	742,000

Stockholders’ equity	1,223,000

$3,160,000

The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Six Months Ended October 31,

	2006	2005
Net sales	$2,486,000	$2,714,000
Cost of goods sold	1,565,000	1,488,000

Gross profit	921,000	1,226,000

Operating expenses:
Engineering	129,000	122,000
Selling, general and administrative	942,000	758,000
Amortization of intangible assets	11,000	37,000
	1,082,000	917,000

Earnings (loss) from operations	(161,000)	309,000

Other expense (income):
Interest expense	57,000	62,000
Interest income	(5,000)	—
Impairment of real estate	—	36,000
Gain on settlement of debt	—	(35,000)
Gain on sale of real estate	—	(110,000)
	52,000	(47,000)

Earnings (loss) before provision for income taxes and cumulative effect of change in accounting principle	(213,000)	356,000

Provision for income taxes	—	—

Earnings (loss) before cumulative effect of change in accounting principle	(213,000)	356,000

Cumulative effect of change in accounting principle	8,000	—

Net earnings (loss)	$(205,000)	$356,000

Basic earnings (loss) per share:
Before cumulative effect	$(.04)	$.07
Cumulative effect	—	—
	$(.04)	$.07

Diluted earnings (loss) per share:
Before cumulative effect	$(.04)	$.07
Cumulative effect	—	—
	$(.04)	$.07

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three Months Ended October 31,

	2006	2005
Net sales	$1,287,000	$1,447,000
Cost of goods sold	764,000	770,000

Gross profit	523,000	677,000

Operating expenses:
Engineering	65,000	65,000
Selling, general and administrative	496,000	403,000
Amortization of intangible assets	4,000	21,000
	565,000	489,000

Earnings (loss) from operations	(42,000)	188,000

Other expense (income):
Interest expense	30,000	29,000
Interest income	(3,000)	—
Gain on sale of real estate	—	(5,000)
	27,000	24,000

Earnings (loss) before provision for income taxes	(69,000)	164,000

Provision for income taxes	—	—

Net earnings (loss)	$(69,000)	$164,000

Basic earnings (loss) per share	$(.01)	$.03

Diluted earnings (loss) per share	$(.01)	$.03

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Six Months Ended October 31,

	2006	2005
Cash flows from operating activities:
Net earnings (loss)	$(205,000)	$356,000
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Gain on sale of real estate	—	(110,000)
Gain on settlement of debt	—	(35,000)
Impairment of real estate	—	36,000
Stock compensation earned	3,000	—
Depreciation and amortization	54,000	72,000
Change in value of stock appreciation rights	1,000	16,000
Increase (decrease) in cash flows from operations resulting from changes in:
Accounts receivable	48,000	127,000
Inventories	22,000	(174,000)
Prepaid expenses and other assets	(28,000)	(32,000)
Trade accounts payable	47,000	116,000
Accrued liabilities	(25,000)	(7,000)

Net cash provided by (used in) operating activities	(83,000)	365,000

Cash flows from investing activities:
Capital expenditures	(22,000)	(41,000)
Net proceeds from sale of asset	—	317,000

Net cash provided by (used in) investing activities	(22,000)	276,000

Cash flows from financing activities:
Proceeds from exercise of incentive stock options	15,000	—
Principal payments on long-term debt	(31,000)	(349,000)

Net cash used in financing activities	(16,000)	(349,000)

Net increase (decrease) in cash	(121,000)	292,000
Cash, beginning of period	521,000	193,000

Cash, end of period	$400,000	$485,000

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$57,000	$62,000
Income taxes payable	$—	$—

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 — Basis of Presentation

Torotel specializes in the custom design and manufacture of a wide variety of precision magnetic components, consisting of transformers, inductors, reactors, chokes and toroidal coils, for use in commercial, industrial and military electronics.  Torotel also designs and distributes ballast transformers for the airline industry.  Approximately 95% of Torotel’s sales during the first six months of fiscal 2007 have been derived from domestic customers.  The accompanying unaudited consolidated financial statements reflect the normal recurring adjustments which in the opinion of management are necessary to present fairly Torotel’s financial position at October 31, 2006, and the results of operations for the three and six months ended October 31, 2006.

The financial statements contained herein should be read in conjunction with Torotel’s financial statements and related notes filed on Form 10-KSB for the year ended April 30, 2006.

Note 2 — Inventories

The components of inventories are summarized as follows:

Raw materials	$49,000
Work in process	194,000
Finished goods	62,000
$305,000

Note 3 — Financing Agreement

On June 25, 2006, Torotel Products refinanced its mortgage debt with the  Bank of Blue Valley.  Under the terms of the new financing, the outstanding balance bears interest at a fixed rate of 8.0% per annum.  The note requires monthly principal and interest payments of $9,947.  The note, which continues to be guaranteed by Torotel, Inc. and Electronika, Inc., has a maturity date of June 25, 2011 and is collateralized by a first mortgage on the land and buildings in Olathe, Kansas.  As of October 31, 2006, the outstanding balance was $798,000.

On September 30, 2006, Torotel Products renewed its $200,000 revolving credit agreement with Bank of Blue Valley.  Advances under the credit line are limited to 75% of eligible billed receivables.  The revolving line is collateralized by the land and buildings in Olathe, Kansas.  Under the terms of the agreement, the outstanding balance of the revolving line bears interest at 1.25% over the bank’s corporate base rate and has a maturity date of September 30, 2007.  As of October 31, 2006, the effective borrowing rate was 9.50% and the entire credit line was available.

Note 4 — Share-Based Compensation

Effective May 1, 2006, Torotel adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)) using the modified prospective method of adoption under the provisions of SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure.  In accordance with the modified prospective method, results for prior periods have not been restated.  Prior to May 1, 2006, Torotel accounted for all stock option grants under the provisions of APB Opinion 25, Accounting for Stock Issued to Employees and related interpretations; and accounted for all grants involving stock appreciation rights (SARs) under the provisions of SFAS 123 using the intrinsic value measurement guidelines of APB Opinion 25.  The adoption of SFAS 123(R) on existing stock option grants did not have any impact on our financial condition or results of operations for the six months ended October 31, 2006; the adoption of SFAS 123(R) for the SARs resulted in a cumulative effect reduction in stock compensation costs of $8,000 for the same six-month period.

Note 5 — Restricted Stock Agreement

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

Restricted stock activity for the six months ended October 31 is summarized as follows:

	2006
	Weighted Shares Under Option	Weighted Average Grant Date Value
Outstanding at beginning of period	—	—
Granted	200,000	$.30
Vested	—
Fortified	—	—
Outstanding at end of period	200,000	$.30

Note 6 — Employee Stock Options

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

Stock option transactions under the 1994 Incentive Compensation Plan for each period through October 31 are summarized as follows:

	2006		2005
	Weighted Shares Under Option	Average Exercise Price	Weighted Shares Under Option	Average Exercise Price
Outstanding at beginning of period	40,000	$.37	40,000	$.37
Granted	—	—	—	—
Exercised	(40,000)	$.37	—	—
Forfeited	—	—	—	—
Outstanding at end of period	—	—	40,000	$.37

Options exercisable at end of period	—	—	40,000	$.37
Weighted average fair value of options granted during the year		—		—

The following information applies to options outstanding for each period through October 31:

	2006	2005
Number outstanding	—	40,000
Range of exercise prices	—	$.37
Weighted average exercise price	—	$.37
Weighted average remaining contractual life	—	1.00 yr.

Note 7 — Stockholders’ Equity

The components of stockholders’ equity are summarized as follows:

Common stock, at par value	$54,000
Capital in excess of par value	12,320,000
Unearned stock compensation	(57,000)
Accumulated deficit	(11,004,000)
1,313,000
Less treasury stock, at cost	90,000
$1,223,000

The changes in shares of common stock outstanding are summarized as follows:

Balance, May 1, 2006	5,111,590
Restricted stock activity	200,000
Treasury stock activity	40,000
Balance, October 31, 2006	5,351,590

Note 8 — Earnings Per Share

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

Pursuant to SFAS No. 128, the basic and diluted earnings per common share were computed as follows:

Year-to-Date EPS Calculations

	2006	2005
Earnings (loss) before cumulative effect	$(213,000)	$356,000
Cumulative effect	8,000	—
Net earnings (loss)	$(205,000)	$356,000

Weighted average common shares outstanding for basic EPS	5,116,373	5,111,590
Incremental shares for effect of stock options and restricted stock	—	—
Weighted average common shares outstanding for dilutive EPS	5,116,373	5,111,590

Basic and diluted earnings (loss) per share:
Before cumulative effect	$(.04)	$.07
Cumulative effect	—	—
	$(.04)	$.07

No incremental shares are included in the 2006 EPS calculations for the 40,000 shares under option or the 200,000 shares of restricted common stock since the effect would be anti-dilutive.  There were no anti-dilutive incremental shares in 2005 because the average market price of the common stock was less than the exercise price.

Quarterly EPS Calculations

	2006	2005
Net earnings (loss)	$(69,000)	$164,000

Weighted average common shares outstanding for basic EPS	5,121,155	5,111,590
Incremental shares for effect of stock options and restricted stock	—	2,626
Weighted average common shares outstanding for dilutive EPS	5,121,155	5,114,216

Basic and diluted earnings (loss) per share	$(.01)	$.03

No incremental shares are included in the 2006 EPS calculations for the 40,000 shares under option or the 200,000 shares of restricted common stock since the effect would be anti-dilutive.

Note 9 — Stock Appreciation Rights

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

A Grantee shall become fully (100%) vested in each of his or her SARs under the following circumstances:  (i) upon termination of the Grantee’s service as a director of Torotel for reasons of death, disability or retirement; (ii) if the Compensation and Nominating Committee (the “Committee”), in its sole discretion, determines that acceleration of the SAR vesting schedule would be desirable for Torotel; or (iii) if Torotel shall, pursuant to action by its Board of Directors, at any time propose to merge into, consolidate with, or sell or otherwise transfer all or substantially all of its assets to another corporation, and provision is not made pursuant to the terms of such transaction for the assumption by the surviving, resulting or acquiring corporation of outstanding SARs or for substitution of new SARs therefore, the Committee shall cause written notice of the proposed transaction to be given to each Grantee not less than twenty days prior to the anticipated effective date of the proposed transaction, and his or her SARs shall become fully (100%) vested and, prior to a date specified in such notice, which shall be not more than ten days prior to the anticipated effective date of the proposed transaction, each Grantee shall have the right to exercise his or her SARs.

In accordance with SFAS 123(R), compensation expense is recognized over the vesting period based upon the estimated fair value of the SARs pursuant to the terms of the Plan using the Black-Scholes options-pricing model as of the end of each financial reporting period.  As of October 31, 2006, the fair value of the SARs was determined using the following assumptions: no dividend payments over the life of the SARs since Torotel has not issued any form of dividend since 1985; an expected volatility of 183.7% based on Torotel’s historical volatility using the weekly closing price over the past five years; a risk-free interest rate of 4.50%; and an expected life of 4.75 years based on the length of service estimated to be served.  Based on these assumptions, the fair value price per share of the outstanding SARs are summarized as follows:

Grant Date	SARs Under Option	Exercise Price	Fair Value Price	% Vested	Aggregate Vested Fair Value	Aggregate Intrinsic Value
October 1, 2004	60,000	$.350	$.651	67%	$26,000	$19,000
May 1, 2005	30,000	$.302	$.652	33%	$7,000	$11,000
May 1, 2006	30,000	$.695	$.642	0%	$—	$—

The vested portion represents 50,100 SARs.  As of October 31, 2006, the total aggregate intrinsic value of these exercisable SARs was $16,000.

SARs transactions for each period though October 31 are summarized as follows:

	2006		2005
	SARs Under Option	Weighted Average Grant Price	SARs Under Option	Weighted Average Grant Price
Outstanding at beginning of period	90,000	$.334	60,000	$.350
Granted	30,000	$.695	30,000	$.302
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at end of period	120,000	$.424	90,000	$.334

SARs exercisable at end of period	50,100	$.334	—	—
Weighted average fair value of SARs granted during the period		$.642		—

The following information applies to SARs outstanding for each period through October 31:

	2006	2005
Number outstanding	120,000	90,000
Range of grant prices	$.302 - $.695	$.302 - $.350
Weighted average grant price	$.424	$.334
Weighted average remaining contractual life	8.46 yrs.	9.11 yrs.

Total compensation expense for the outstanding SARs for the six months ended October 31, 2006 and 2005, was zero and $16,000, respectively.  The amount for 2006 was net of an $8,000 reduction for the cumulative effect of adopting SFAS No. 123(R).  Total compensation expense for the outstanding SARs for the three months ended October 31, 2006 and 2005, was $15,000 and $19,000, respectively.  As of October 31, 2006, there was $45,000 of total unrecognized compensation expense related to non-vested SARs granted under the Plan.  That cost is expected to be recognized over a weighted average period of 1.46 years.  The liability for SARs on the consolidated balance sheet as of October 31, 2006, was $33,000.

The following table summarizes the pro forma effect if compensation cost for the Plan had been determined applying the fair value based method to all outstanding SARs in each period presented:

Year-to-Date Pro Forma EPS Calculations

	2006	2005
Net earnings (loss)	$(205,000)	$356,000

Add: Stock-based compensation expense included in reported net earnings (loss)	—	16,000

Deduct: Stock-based compensation expense determined under fair value based method	—	11,000
Pro forma net earnings (loss)	$(205,000)	$361,000

Basic and diluted earnings (loss) per share:
as reported	$(.04)	$.07
pro forma	$(.04)	$.07

Quarterly Pro Forma EPS Calculations

	2006	2005
Net earnings (loss)	$(69,000)	$164,000

Add: Stock-based compensation expense included in reported net earnings (loss)	15,000	19,000

Deduct: Stock-based compensation expense determined under fair value based method	15,000	11,000
Pro forma net earnings (loss)	$(69,000)	$172,000

Basic and diluted earnings (loss) per share:
as reported	$(.01)	$.03
pro forma	$(.01)	$.03

Note  10 — Amortization of Intangibles

Since the acquisition of Electronika primarily involved the purchase of certain technology-based intangible assets, annual reviews have been performed to determine the amount of any impairment.  The remaining carrying value of these intangible assets is estimated at $680,000 and is supported by the projected amount recoverable from the selling shareholders of Electronika (the Caloyeras Family Partnership).  The selling shareholders contractually guaranteed that the aggregate sales from Electronika’s existing ballast designs over the first five (5) full fiscal years, specifically fiscal years 2003-2007, would be at least $2,500,000, which based on the terms of the Manufacturing Agreement with Magnetika, Inc., would result in an aggregate gross profit of $1,500,000 before any operating expenses.  Aggregate sales since fiscal 2003 have been $1,327,000, which contractually results in an amount due from the Caloyeras Family Partnership of $704,000 as of October 31, 2006.

The following table provides the adjusted gross carrying value and accumulated amortization for each major class of intangible asset based on Torotel’s reassessment of previously recognized intangible assets in accordance with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets:

		2006		2005
	Average Amortizable Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Aircraft - ballasts	3	$1,148,000	$468,000	$1,148,000	$415,000

The total intangible amortization expense for the six months ended October 31, 2006 and 2005 was $11,000 and $37,000, respectively.  The estimated aggregate amortization expense for fiscal 2007 is as follows:

April 30,	Amount
2007	$22,000

The remaining book value of approximately $669,000 at April 30, 2007, represents the projected amount recoverable from the former shareholders, and is based on the estimated sales from the aforementioned ballast designs.  The recoverable amount will reduce the $750,000 note payable to shareholders, who are also the owners of Magnetika.

Note 11 — Concentrations of Credit Risk

At various times and at October 31, 2006, Torotel maintained cash in bank balances that exceed the federally insured limits.

Note 12 — New Accounting Pronouncements

In September 2006, the SEC staff issue Staff Accounting Bulletin (SAB) Topic 1N, “Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108).  This Bulletin provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated and should be restated.  SAB 108 is effective for fiscal years ending after November 15, 2006.  The company does not believe SAB 108 will have a material impact on its results of operations, financial condition and cash flows.

Note 13 — Legal Proceedings

On November 7, 2006, Basil P. Caloyeras, the beneficial owner of 998,066 shares of Torotel common stock, filed suit in the United States District Court for the District of Kansas, against Torotel and each of the members of its board of directors,  seeking to preliminarily and permanently enjoin the defendants from taking any further action which would in any way adversely effect plaintiff’s present interest or rights as a shareholder, including, but not limited to, amending Torotel’s Articles of Incorporation or By-Laws, issuing additional shares of Torotel common stock, or entering into contractual agreements with members of the board of directors, until a meeting of Torotel’s shareholders has been properly convened at which plaintiff’s nominations to Torotel’s board of directors and proposed amendments to Torotel’s Articles of Incorporation as set out by plaintiff are presented and voted on.

Torotel management and the Board intend to vigorously oppose Mr. Caloyeras’ motion for an injunction and to file their opposition to the motion on or about December 8, 2006.  The Board believes it acted in accordance with Securities and Exchange Commission rules, Missouri law, Torotel’s Articles of Incorporation, Amended and Restated By-Laws and Compensation and Nominating Committee Charter in declining to present Mr. Caloyeras’ proposals at the 2006 annual meeting.  The Board believes that the injunction sought by Mr. Caloyeras would harm Torotel by prohibiting the Board from taking many actions necessary to manage the business and operations of Torotel.

Item 2.                          Management’s Discussion and Analysis or Plan of Operation

Overview

Torotel, Inc. (“Torotel”) conducts business primarily through two wholly owned subsidiaries, Torotel Products, Inc. (“Torotel Products”) and Electronika, Inc. (“Electronika”).  In addition, Torotel has a 12.88% equity interest in Apex Innovations, Inc. (“Apex”).

Torotel Products designs and manufactures a wide variety of magnetic components for use in military, aerospace and industrial electronic applications.  The magnetic components, which consist of transformers, inductors, reactors, chokes, and toroidal coils, are used to modify and control electrical voltages and currents in electronic devices.  For example, if equipment containing one of these components receives an electrical voltage or current which is too high for proper operation of the equipment, the component would modify and control the electrical voltage or current to allow proper operation of the equipment.  While Torotel Products primarily manufactures the components in accordance with pre-developed mechanical and electrical requirements, in some cases it will be responsible for both the overall design and manufacture of the components.  The magnetic components are sold to manufacturers who incorporate them into an end product.  The major applications include aircraft navigational equipment, voice and data secure communications, medical equipment, avionics equipment, and conventional missile guidance systems.  As part of its long-term strategy, Torotel Products has started to include value-added, electro-mechanical sub-assemblies as part of its product base.

Torotel Products markets its components primarily through a 4-person internal sales force, which includes a recently hired Executive Vice President in charge of new business development, and four independent manufacturers’ representatives paid on a commission basis.  Torotel Products also has a 4-person engineering department that is active in the sales and marketing efforts.  An incentive program has been developed in this regard for all engineering personnel to earn a commission on new product sales to existing, as well as new customers.

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

Electronika is a marketing and licensing company selling ballast transformers to the airline industry.  These transformers activate and control the lights in commercial airplane cockpits.  Electronika’s ballast transformers are approved as spare and replacement parts in DC-8, DC-9, DC-10, MD-80, and MD-88 aircraft.  However, sales of ballast transformers have been made primarily for use in DC-8 and DC-9 aircraft.  As a result, the business of Electronika is subject to various risks including, without limitation, any decline in use of the referenced aircraft, and competition for the available spare parts business.  Electronika’s sales do not represent a significant portion of any particular market.  Electronika’s requirements for the ballast transformers are outsourced pursuant to a Manufacturing Agreement with Magnetika, Inc. (“Magnetika”), a corporation owned by the family of Peter B. Caloyeras, who passed away on December 5, 2006.  Basil P. Caloyeras is a director and president of Electronika.  Under the terms of the agreement, Magnetika provides all necessary raw material, labor, testing, packaging and related services required to complete the manufacture, delivery and sale of the ballast transformers.  Electronika retains ownership of all designs, drawings, specifications and intellectual property rights associated with the ballast transformers.  Due to lower than anticipated sales for Electronika, the carrying value of the intangible assets of Electronika is now $680,000.  These intangible assets are being partially amortized in fiscal 2007.  At April 30, 2007, the remaining value of the intangible assets is expected to be approximately $669,000, which will represent the projected amount recoverable pursuant to the sales guarantee provided by the selling shareholders of Electronika.  The recoverable amount will reduce the $750,000 note payable to shareholders, who are also the owners of Magnetika.  Magnetika is a manufacturing company that, in addition to the aforementioned ballast transformers, manufacturers various other products similar to those of Torotel for other unrelated customers.  Magnetika’s annual sales are estimated to be approximately two to three times the annual sales of Torotel.  Total purchases from Magnetika by Electronika amounted to $17,000 for the six months ended October 31, 2006.

Business Outlook

Torotel Products’ industry mix for fiscal 2006 net sales was 52% defense, 32% aerospace and 16% commercial/industrial.  The mix for the first half of fiscal 2007 was 42% defense, 37% aerospace and 21% commercial/industrial.  This shift toward aerospace and commercial/industrial follows the trend expected for fiscal 2007.  New order bookings for fiscal 2007 were projected to increase 12% primarily due to new opportunities in the aerospace market, higher order rates of the new capacitor assemblies in the second half of fiscal 2007, and a major commercial contract award that was expected near the end of the first quarter of fiscal 2007.  New order bookings for the first half of fiscal 2007 increased 10%, which included a $2.1 million contract for the potted coil assembly for the Hellfire II missile system.  The major commercial contract award that was originally expected in July 2006 has now been delayed indefinitely.  In addition, the new capacitor assemblies are being designed out of the OEM’s application so no further orders are anticipated for this product.  The order backlog at October 31, 2006 is $3,289,000, a 35% increase from a year ago.  The primary factors that drive gross profit and net earnings for Torotel Products are sales volume and product mix.  The gross profits on mature products/programs and larger transformer devices tend to be higher than those that are still in the prototyping or early production stages and simpler inductor devices.  As a result, in any given accounting period the mix of product shipments between higher and lower margin jobs has a significant impact on the gross profit and net earnings of Torotel Products.

As disclosed in Torotel’s Form 10-KSB for the fiscal year ended April 30, 2006, Torotel’s operating plan calls for additional sales and marketing costs in the form of personnel, advertising, trade show exhibits and new print literature.  Management believes a well developed growth strategy is in place and that these expenditures are critical for achieving that growth; as a result, near-term earnings may be impacted. Torotel’s management will continue to focus its efforts in areas and solutions that offer significant growth, which includes expanding the product base beyond electronic components.  The aircraft manufacturers continue to book orders at a record pace with substantial backlog through at least the end of the decade; Torotel will continue to expand its sales and marketing efforts in this area.  Fiscal 2006 brought some success in the assembly of value-added electro-mechanical solutions and cables; Torotel management sees this as a strong growth area in the future.  Management’s goal, “9-by-9”, is to reach a revenue level of $9 million by fiscal year 2009.

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

Six Months Ended October 31, 2006 Compared With Six Months Ended October 31, 2005

Net sales decreased 8%.  The net sales of Torotel Products decreased 7% from $2,623,000 to $2,443,000.  This decrease is attributable primarily to lower sales of components used on the AMRAAM, Hellfire II and Maverick missile systems.  This decrease was offset partially by higher shipments of the potted coil assembly for the Hellfire II missile system, higher demand for components used in aerospace applications and higher demand for molded coils used in down-hole drilling applications.  The net sales of Electronika decreased 53% from $91,000 to $43,000, which is representative of the downward trend in Electronika’ sales.

Gross profit as a percentage of net sales decreased 8%.  The gross profit percentage of Torotel Products decreased 8% because of lower sales volume, higher fixed production costs due to the hiring of a production and quality assurance technician, higher material costs associated with product mix, and less absorption of labor and overhead costs due to a decrease in the level of work in process inventory as part of the ongoing efforts to implement Demand Flow Technology® and reduce average production cycle times.  Electronika’s gross profit as a percentage of net sales remained unchanged.

Engineering expenses, applicable only to Torotel Products, increased 6% from $122,000 to $129,000 because of higher payroll costs associated with two college interns utilized during the summer months and additional travel costs.  Management does anticipate an increase in the present level of engineering expenses as additional engineering technical support is planned.

Selling, general and administrative (SG&A) expenses increased 24%.  The SG&A expenses of Torotel, Inc. increased 43% from $175,000 to $251,000 primarily because of a $40,000 increase in professional fees associated with change in control tactics and non-compliant shareholder proposals initiated by certain shareholders, including Basil P. Caloyeras and the Caloyeras Family Partnership, higher auditing and tax fees of $24,000 and a consulting charge of $13,000 associated with short and long-term compensation planning.  The SG&A expenses of Torotel Products increased 19% from $569,000 to $676,000 primarily because of higher payroll costs of $67,000, a $15,000 increase in travel costs, a $12,000 increase in marketing and advertising costs, a $10,000 increase in equipment maintenance costs, a $9,000 increase in recruiting fees, a $7,000 increase in printing costs and a $4,000 increase in bank charges associated with the write-off of capitalized loan fees on the original mortgage loan for the Olathe facility (see Note 3 of Notes to Consolidated Financial Statements).  These increases were offset partially by a $12,000 decrease in training costs and a $5,000 decrease in utilities costs.  The SG&A expenses of Electronika increased slightly from $14,000 to $15,000.  Management does anticipate an increase in the present level of SG&A expenses as the plan calls for additional sales and marketing costs in the form of personnel, advertising, trade show exhibits and new print literature.

Amortization costs, entirely attributable to Electronika, decreased from $37,000 to $11,000 (see Note 10 of Notes to Consolidated Financial Statements).

Interest expense decreased 8%.  The interest expense of Torotel, Inc. remained unchanged at $26,000.  The interest expense of Torotel Products decreased from $36,000 to $31,000 because of a lower debt balance.

Interest income increased $5,000 because of funds set aside in a money management account.

There was no earnings impact in the current year from an impairment of real estate.  A charge of $36,000 was recorded in the prior year.

There was no earnings impact in the current year from a gain on the settlement of debt.  A gain of $35,000 was recorded in the prior year.

There was no earnings impact in the current year from a gain on the sale of real estate.  A gain of $110,000 was recorded in the prior year.

For the reasons discussed above, the consolidated pretax earnings decreased from a profit of $356,000 to a loss of $213,000.  The pretax loss of Torotel, Inc. increased from $166,000 to $277,000.  The pretax earnings of Torotel Products decreased from $518,000 to $62,000.  The pretax earnings of Electronika decreased from $4,000 to $2,000.

Three Months Ended October 31, 2006 Compared With Three Months Ended October 31, 2005

Net sales decreased 11%.  The net sales of Torotel Products decreased 10% from $1,404,000 to $1,268,000.  This increase is attributable to the same reasons as outlined above in the year-to-date net sales comparison.  The net sales of Electronika decreased 56% from $43,000 to $19,000.

Gross profit as a percentage of net sales decreased 6%.  The gross profit percentage of Torotel Products decreased 6% because of lower sales volume, higher fixed production costs due to the hiring of a production and quality assurance technician and less absorption of labor costs due to a decrease in the level of work in process inventory as part of the ongoing efforts to implement Demand Flow Technology® and reduce average production cycle times.  Electronika’s gross profit as a percentage of net sales remained unchanged.

Engineering expenses, applicable only to Torotel Products, remained unchanged at $65,000.      Selling, general and administrative (SG&A) expenses increased 23%.  The SG&A expenses of Torotel, Inc. increased 36% from $102,000 to $139,000 primarily because of a $16,000 increase in professional fees associated with change in control tactics and non-compliant shareholder proposals initiated by Peter B. and Basil P. Caloyeras and the Caloyeras Family Partnership, a consulting charge of $13,000 associated with short and long-term compensation planning and higher auditing and tax fees of $8,000.  The SG&A expenses of Torotel Products increased 19% from $294,000 to $350,000 primarily because of higher payroll costs of $52,000, a $9,000 increase in recruiting fees, a $7,000 increase in travel costs, a $5,000 increase in marketing and advertising costs and a $3,000 increase in equipment maintenance costs.  These increases were offset partially by a $20,000 decrease in training costs.  The SG&A expenses of Electronika remained unchanged at $7,000.

Amortization costs, entirely attributable to Electronika, decreased 81% from $21,000 to $4,000 (see Note 10 of Notes to Consolidated Financial Statements).

Interest expense increased 3%.  The interest expense of Torotel, Inc. remained unchanged at $13,000.  The interest expense of Torotel Products increased from $16,000 to $17,000 because of a higher borrowing rate associated with refinancing the mortgage debt (see Note 3 of Notes to Consolidated Financial Statements).

Interest income increased $3,000 because of funds set aside in a money management account.

There was no earnings impact in the current quarter from a gain on the sale of real estate.  A gain of $5,000 was recorded in the prior year.

For the reasons discussed above, the consolidated pretax earnings decreased from a profit of  $164,000 to a loss of $69,000.  The pretax loss of Torotel, Inc. increased from $115,000 to $152,000.  The pretax earnings of Torotel Products decreased from $281,000 to $82,000.  The pretax earnings of Electronika increased from a loss of $2,000 to a profit of $1,000.

Liquidity and Capital Resources

As of October 31, 2006, Torotel had $400,000 in cash and cash equivalents, compared to $485,000 as of October 31, 2005.  On June 25, 2006, Torotel refinanced its mortgage debt with the Bank of Blue Valley with a new maturity date of June 25, 2011; on September 30, 2006, Torotel renewed its $200,000 credit line with the Bank of Blue Valley with a new maturity date of September 30, 2007 (see Note 3 of Notes to Consolidated Financial Statements).  The $750,000 note payable to shareholders matures in March 2007 (see Note 10 of Notes to Consolidated Financial Statements).  Torotel intends to offset this debt by the amount recoverable pursuant to the sales guarantee provided by the selling shareholders of Electronika.  At April 30, 2007, the projected amount recoverable is $669,000.  The projected difference of $81,000 after the offset will be paid from existing cash resources.

The table below presents the summary of cash flow for the six-month periods indicated.

	2006	2005
Net cash provided by (used in) operating activities	$(83,000)	$365,000
Net cash provided by (used in) investing activities	$(22,000)	$276,000
Net cash used in financing activities	$(16,000)	$(349,000)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in operating earnings, the timing of shipments and the collection of accounts receivable, changes in inventory, level of sales and payment of accounts payable.  The decrease in net cash provided by investing activities is because of the net proceeds of $317,000 from the sale of the real estate parcels in 2005. Capital expenditures were $22,000 during the first half of fiscal 2007.  Management anticipates approximately $60,000 in total capital expenditures for fiscal 2007.  Net cash used in financing activities is because long-term debt payments of $31,000 less proceeds of $15,000 received from the exercise of an incentive stock option.  Management believes that the projected cash flow from operations, combined with its existing cash balances, will be sufficient to meet its funding requirements for the foreseeable future.  Torotel does have a $200,000 bank line of credit available, which could be utilized, if required, to help fund growth.

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

ROCE measures what you get out (EBIT) versus what you put in (NOA = Capital Employed).  For these purposes, NOA is defined as “accounts receivable + inventory + net fixed assets + miscellaneous operating assets — accounts payable — miscellaneous operating liabilities”.  The performance of Torotel’s management and the majority of its decisions going forward will be measured by whether Torotel’s ROCE improves.  In fiscal 2004, 2005 and 2006, Torotel’s ROCE was 1.46%, 5.84% and 19.04%, respectively.  Torotel’s ROCE for the 12-month trailing period ended October 31, 2006 is .55%, which is not indicative of the expectations for the balance of fiscal 2007.

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

PART II. OTHER INFORMATION

Item 1.                Legal Proceedings

On November 7, 2006, Basil P. Caloyeras, the beneficial owner of 998,066 shares of Torotel common stock, filed suit in the United States District Court for the District of Kansas, against Torotel and each of the members of its board of directors,  seeking to preliminarily and permanently enjoin the defendants from taking any further action which would in any way adversely effect plaintiff’s present interest or rights as a shareholder, including, but not limited to, amending Torotel’s Articles of Incorporation or By-Laws, issuing additional shares of Torotel common stock, or entering into contractual agreements with members of the board of directors, until a meeting of Torotel’s shareholders has been properly convened at which plaintiff’s nominations to Torotel’s board of directors and proposed amendments to Torotel’s Articles of Incorporation as set out by plaintiff are presented and voted on.

Torotel management and the Board intend to vigorously oppose Mr. Caloyeras’ motion for an injunction and to file their opposition to the motion on or about December 8, 2006.  The Board believes it acted in accordance with Securities and Exchange Commission rules, Missouri law, Torotel’s Articles of Incorporation, Amended and Restated By-Laws and Compensation and Nominating Committee Charter in declining to present Mr. Caloyeras’ proposals at the 2006 annual meeting.  The Board believes that the injunction sought by Mr. Caloyeras would harm Torotel by prohibiting the Board from taking many actions necessary to manage the business and operations of Torotel.

Item 4.                Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held in Kansas City, Missouri, on Tuesday, October 17, 2006, to vote on the following two proposals:

(1)                    To elect two members to serve on the Board of Directors for a three-year term, with those nominees receiving the greatest number of votes being elected; and

(2)                    To approve an amendment to the Torotel’s Articles of Incorporation to increase the number of authorized shares of common stock, par value $.01 per share, from 6,000,000 to 20,000,000 shares, with the affirmative vote of a majority of the shares of common stock present, in person or by proxy, and entitled to vote required to approve this proposed amendment.

A majority of the outstanding shares of common stock entitled to be voted at the meeting, represented in person or by Proxy, was necessary to constitute a quorum to transact business at the meeting.  At the meeting, there were 5,095,629 shares represented which was 95.93% of the shares outstanding and eligible to vote.

Stockholders elected the following individuals to a three-year term on the Board of Directors, with the number of shares voting “FOR” each nominee indicated.

Dale H. Sizemore, Jr.	2,507,818
Richard A. Sizemore	2,506,986

In addition to the directors elected above, Anthony H. Lewis, H. James Serrone and Stephen K. Swinson also serve as directors.  The current three-year term for Messrs. Lewis and Swinson ends in 2007, while the three-year term for Mr. Serrone ends in 2008.

Stockholders rejected the amendment to increase the number of authorized shares of common stock, with the number of shares voting “FOR” , “AGAINST”, and “ABSTAINED” indicated below.

FOR	2,465,197
AGAINST	2,627,949
ABSTAIN	2,483

Item 6.                Exhibits

Exhibit 10.2	Form of Director Non-Compete/Non-Disclosure Agreement
Exhibit 31.1	Officer Certification
Exhibit 31.2	Officer Certification
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Torotel, Inc.
(Registrant)

/s/ Dale H. Sizemore, Jr.
Dale H. Sizemore, Jr.
Chief Executive Officer
Date: December 10, 2006

/s/ H. James Serrone
H. James Serrone
Chief Financial Officer
Date: December 10, 2006