Form 10QSB
period 2007-01-31
TOROTEL INC
filed 2007-03-16
CIK 98752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2007

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

Yes ☐   No ☒

As of March 14, 2007, there were 5,376,590 shares of Common Stock, $.01 par value, outstanding.

TOROTEL, INC. AND SUBSIDIARIES

PART I.               FINANCIAL INFORMATION

Item 1.                       Financial Statements

CONSOLIDATED BALANCE SHEET (Unaudited)

As of January 31, 2007

ASSETS

Current assets:
Cash	$280,000
Accounts receivable, net	714,000
Inventories	396,000
Prepaid expenses and other current assets	31,000
1,421,000

Property, plant and equipment, net	1,032,000

Intangible assets, net	664,000
Other assets	3,000
Equity investment	—

$3,120,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$58,000
Note payable to shareholders	750,000
Trade accounts payable	282,000
Accrued liabilities	221,000
Accrued interest on note payable to shareholders	5,000
1,316,000

Long-term debt, less current maturities	726,000

Stockholders’ equity	1,078,000

$3,120,000

The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Nine Months Ended January 31,

	2007	2006
Net sales	$3,631,000	$4,090,000
Cost of goods sold	2,278,000	2,337,000

Gross profit	1,353,000	1,753,000

Operating expenses:
Engineering	193,000	191,000
Selling, general and administrative	1,415,000	1,106,000
Amortization of intangible assets	27,000	58,000
	1,635,000	1,355,000

Earnings (loss) from operations	(282,000)	398,000

Other expense (income):
Interest expense	86,000	89,000
Interest income	(7,000)	—
Impairment of real estate	—	36,000
Gain on settlement of debt	—	(35,000)
Gain on sale of real estate	—	(110,000)
	79,000	(20,000)

Earnings (loss) before provision for income taxes and cumulative effect of change in accounting principle	(361,000)	418,000

Provision for income taxes	—	—

Earnings (loss) before cumulative effect of change in accounting principle	(361,000)	418,000

Cumulative effect of change in accounting principle	8,000	—

Net earnings (loss)	$(353,000)	$418,000

Basic earnings (loss) per share:
Before cumulative effect	$(.07)	$.08
Cumulative effect	—	—
	$(.07)	$.08
Diluted earnings (loss) per share:
Before cumulative effect	$(.07)	$.08
Cumulative effect	—	—
	$(.07)	$.08

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended January 31,

	2007	2006
Net sales	$1,145,000	$1,376,000
Cost of goods sold	713,000	849,000

Gross profit	432,000	527,000

Operating expenses:
Engineering	64,000	69,000
Selling, general and administrative	473,000	348,000
Amortization of intangible assets	16,000	21,000
	553,000	438,000

Earnings (loss) from operations	(121,000)	89,000

Other expense (income):
Interest expense	29,000	27,000
Interest income	(2,000)	—
	27,000	27,000

Earnings (loss) before provision for income taxes	(148,000)	62,000

Provision for income taxes	—	—

Net earnings (loss)	$(148,000)	$62,000

Basic earnings (loss) per share	$(.03)	$.01

Diluted earnings (loss) per share	$(.03)	$.01

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Nine Months Ended January 31,

	2007	2006
Cash flows from operating activities:
Net earnings (loss)	$(353,000)	$418,000
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Gain on sale of real estate	—	(110,000)
Gain on settlement of debt	—	(35,000)
Impairment of real estate	—	36,000
Stock compensation earned	6,000	—
Depreciation and amortization	91,000	112,000
Change in value of stock appreciation rights	(11,000)	30,000
Increase (decrease) in cash flows from operations resulting from changes in:
Accounts receivable	14,000	206,000
Inventories	(69,000)	(124,000)
Prepaid expenses and other assets	(15,000)	(6,000)
Trade accounts payable	134,000	37,000
Accrued liabilities	19,000	40,000

Net cash provided by (used in) operating activities	(184,000)	604,000

Cash flows from investing activities:
Capital expenditures	(27,000)	(72,000)
Net proceeds from sale of asset	—	317,000

Net cash provided by (used in) investing activities	(27,000)	245,000

Cash flows from financing activities:
Proceeds from exercise of incentive stock options	15,000	—
Principal payments on long-term debt	(45,000)	(368,000)

Net cash used in financing activities	(30,000)	(368,000)

Net increase (decrease) in cash	(241,000)	481,000
Cash, beginning of period	521,000	193,000

Cash, end of period	$280,000	$674,000

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$86,000	$89,000
Income taxes payable	$—	$—

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation

Torotel specializes in the custom design and manufacture of a wide variety of precision magnetic components, consisting of transformers, inductors, reactors, chokes and toroidal coils, for use in commercial, industrial and military electronics.  Torotel also designs and distributes ballast transformers for the airline industry.  Approximately 96% of Torotel’s sales during the first nine months of fiscal 2007 have been derived from domestic customers.  The accompanying unaudited consolidated financial statements reflect the normal recurring adjustments which in the opinion of management are necessary to present fairly Torotel’s financial position at January 31, 2007, and the results of operations for the three and nine months ended January 31, 2007.

The financial statements contained herein should be read in conjunction with Torotel’s financial statements and related notes filed on Form 10-KSB for the year ended April 30, 2006.

Note 2 - Inventories

The components of inventories are summarized as follows:

Raw materials	$128,000
Work in process	189,000
Finished goods	79,000
$396,000

Note 3 - Financing Agreement

On June 25, 2006, Torotel Products refinanced its mortgage debt with the Bank of Blue Valley.  Under the terms of the new financing, the outstanding balance bears interest at a fixed rate of 8.0% per annum.  The note requires monthly principal and interest payments of $9,947.  The note, which continues to be guaranteed by Torotel, Inc. and Electronika, Inc., has a maturity date of June 25, 2011 and is collateralized by a first mortgage on the land and buildings in Olathe, Kansas.  As of January 31, 2007, the outstanding balance was $784,000.

On September 30, 2006, Torotel Products renewed its $200,000 revolving credit agreement with Bank of Blue Valley.  Advances under the credit line are limited to 75% of eligible billed receivables.  The revolving line is collateralized by the land and buildings in Olathe, Kansas.  Under the terms of the agreement, the outstanding balance of the revolving line bears interest at 1.25% over the bank’s corporate base rate and has a maturity date of September 30, 2007.  As of January 31, 2007, the effective borrowing rate was 9.50% and the entire credit line was available.

Note 4 - Share-Based Compensation

Effective May 1, 2006, Torotel adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective method of adoption under the provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.  In accordance with the modified prospective method, results for prior periods have not been restated.  Prior to May 1, 2006, Torotel accounted for all stock option grants under the provisions of APB Opinion 25, Accounting for Stock Issued to Employees and related interpretations; and accounted for all grants involving stock appreciation rights (“SARs”) under the provisions of SFAS 123 using the intrinsic value measurement guidelines of APB Opinion 25.  The adoption of SFAS 123(R) on existing stock option grants did not have any impact on our financial condition or results of operations for the nine months ended January 31, 2007; the adoption of SFAS 123(R) for the SARs resulted in a cumulative effect reduction in stock compensation costs of $8,000 for the same nine-month period.

Note 5 - Restricted Stock Agreements

Restricted Stock Agreements are authorized by the Compensation and Nominating Committee (“Committee”) and the Board of Directors of Torotel.  The Committee and the Board have determined that the interests of Torotel and its stockholders will be promoted by hiring talented individuals and, to induce such individuals to accept employment with Torotel, the Committee and the Board believe a key component of such individuals’ compensation should be granting equity ownership opportunities based upon the acceptance of employment and the continuing employment of such individual, subject to certain conditions and restrictions.

Effective July 31, 2006, a Restricted Stock Agreement was entered into between Torotel and Benjamin E. Ames, Jr., as part of Mr. Ames’ employment as Executive Vice President of Torotel Products, Inc., with primary responsibilities being new business development.  The amount of the restricted stock award was 200,000 shares of common stock, $.01 par value per share.  Based upon Mr. Ames attaining mutually agreed upon written annual goals, the restricted shares shall be released from the restrictions on transfer and risk of forfeiture in the amount of 40,000 shares per year for five years beginning July 31, 2007, and each anniversary thereof.  Based on the market price of $.30 for Torotel’s common stock as of July 31, 2006, the fair value of the restricted stock at the date of award was $60,000.  Of this amount, $2,000 was credited to common stock at par value and the excess of $58,000 was credited to additional paid-in capital. The restricted shares are treated as non-vested stock pursuant to SFAS 123(R).  Accordingly, an offset amount, classified as unearned stock compensation, is included in the accompanying consolidated balance sheet under stockholders’ equity.  Stock compensation cost of $3,000 per quarter will be recorded during the aggregate five-year vesting period provided the mutually agreed upon goals are achieved.

A Restricted Stock Agreement having a measurement date of February 12, 2007, was entered into between Torotel and E. Mark Flynn, as part of Mr. Flynn’s employment as Vice President of Torotel Products, Inc., with primary responsibilities being supply chain management and development.  The amount of the restricted stock award was 25,000 shares of common stock, $.01 par value per share.  Based upon Mr. Flynn attaining mutually agreed upon written annual goals, the restricted shares shall be released from the restrictions on transfer and risk of forfeiture in the amount of 5,000 shares per year for five years beginning February 12, 2008, and each anniversary thereof.  Based on the market price of $.45 for Torotel’s common stock as of February 12, 2007, the fair value of the restricted stock at the date of award was $11,250.  Of this amount, $250 will be credited to common stock at par value and the excess of $11,000 will be credited to additional paid-in capital. The restricted shares are treated as non-vested stock pursuant to SFAS 123(R).  Accordingly, an offset amount, classified as unearned stock compensation, will be included in future consolidated balance sheets under stockholders’ equity.  Stock compensation cost of $562.50 per quarter will be recorded during the aggregate five-year vesting period provided the mutually agreed upon goals are achieved.

Under the terms of both agreements, the non-vested shares are restricted as to disposition and subject to forfeiture under certain circumstances.  The agreements provide Messrs. Ames and Flynn with all voting rights with respect to the restricted shares.  The agreements further provide that if, prior to all of the restricted shares having been released, Torotel undergoes a change in control, then all of the restricted shares shall be released and no longer subject to restrictions under the agreements.

Restricted stock activity for the nine months ended January 31 is summarized as follows:

2007
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

Stock option transactions under the 1994 Incentive Compensation Plan for each period through January 31 are summarized as follows:

	2007		2006
	Weighted		Weighted
	Shares	Average	Shares	Average
	Under	Exercise	Under	Exercise
	Option	Price	Option	Price
Outstanding at beginning of period	40,000	$.37	40,000	$.37
Granted	—	—	—	—
Exercised	(40,000)	$.37	—	—
Forfeited	—	—	—	—
Outstanding at end of period	—	—	40,000	$.37

Options exercisable at end of period	—	—	40,000	$.37
Weighted average fair value of options granted during the year		—		—

The following information applies to options outstanding for each period through January 31:

	2007	2006
Number outstanding	—	40,000
Range of exercise prices	—	$.37
Weighted average exercise price	—	$.37
Weighted average remaining contractual life	—	.75 yr.

Note 7 - Stockholders’ Equity

The components of stockholders’ equity are summarized as follows:

Common stock, at par value	$54,000
Capital in excess of par value	12,320,000
Unearned stock compensation	(54,000)
Accumulated deficit	(11,152,000)
1,168,000
Less treasury stock, at cost	90,000
$1,078,000

The changes in shares of common stock outstanding are summarized as follows:

Balance, May 1, 2006	5,111,590
Restricted stock activity	200,000
Treasury stock activity	40,000
Balance, January 31, 2007	5,351,590

Note 8 - Earnings Per Share

Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, requires dual presentation of basic and diluted EPS on the face of the statement of earnings regardless of whether basic and diluted EPS are the same; and requires a reconciliation of the numerator and denominator used in computing basic and diluted EPS.  Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the  period.  Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion 15.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  The 200,000 shares issued pursuant to the Restricted Stock Agreement (see Note 5 of Notes to Consolidated Financial Statements) meet the definition of contingently issuable shares as outlined in SFAS No. 128; as a result, these shares will not be included in the basic EPS calculation until the performance measurements have been satisfied.  The restricted shares will be treated as a common stock equivalent for the diluted EPS calculation.

Pursuant to SFAS No. 128, the basic and diluted earnings per common share were computed as follows:

Year-to-Date EPS Calculations

	2007	2006
Earnings (loss) before cumulative effect	$(361,000)	$418,000
Cumulative effect	8,000	—
Net earnings (loss)	$(353,000)	$418,000

Weighted average common shares outstanding for basic EPS	5,128,112	5,111,590
Incremental shares for effect of stock options and restricted stock	—	4,790
Weighted average common shares outstanding for dilutive EPS	5,128,112	5,116,380

Basic and diluted earnings (loss) per share:
Before cumulative effect	$(.07)	$.08
Cumulative effect	—	—
	$(.07)	$.08

No incremental shares are included in the 2007 EPS calculations for the 40,000 shares under option or the 200,000 shares of restricted common stock since the effect would be anti-dilutive.

Quarterly EPS Calculations

	2007	2006
Net earnings (loss)	$(148,000)	$62,000

Weighted average common shares outstanding for basic EPS	5,151,590	5,111,590
Incremental shares for effect of stock options and restricted stock	—	14,658
Weighted average common shares outstanding for dilutive EPS	5,151,590	5,126,248

Basic and diluted earnings (loss) per share	$(.03)	$.01

No incremental shares are included in the 2007 EPS calculations for the 40,000 shares under option or the 200,000 shares of restricted common stock since the effect would be anti-dilutive.

Note 9 - Stock Appreciation Rights

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

In accordance with SFAS 123(R), compensation expense is recognized over the vesting period based upon the estimated fair value of the SARs pursuant to the terms of the Plan using the Black-Scholes options-pricing model as of the end of each financial reporting period.  As of January 31, 2007, the fair value of the SARs was determined using the following assumptions: no dividend payments over the life of the SARs since Torotel has not issued any form of dividend since 1985; an expected volatility of 175.9% based on Torotel’s historical volatility using the weekly closing price over the past 4.50 years; a risk-free interest rate of 4.50%; and an expected life of 4.50 years based on the length of service estimated to be served.  Based on these assumptions, the fair value prices per share of the outstanding SARs are summarized as follows:

	SARs				Aggregate	Aggregate
	Under	Exercise	Fair Value	%	Vested	Intrinsic
Grant Date	Option	Price	Price	Vested	Fair Value	Value
October 1, 2004	60,000	$.350	$.428	67%	$17,000	$6,000
May 1, 2005	30,000	$.302	$.429	33%	$4,000	$4,000
May 1, 2006	30,000	$.695	$.419	0%	$—	$—

The vested portion represents 50,100 SARs.  As of January 31, 2007, the total aggregate intrinsic value of these exercisable SARs was $5,000.

SARs transactions for each period though January 31 are summarized as follows:

	2007		2006
		Weighted		Weighted
	SARs	Average	SARs	Average
	Under	Grant	Under	Grant
	Option	Price	Option	Price
Outstanding at beginning of period	90,000	$.334	60,000	$.350
Granted	30,000	$.695	30,000	$.302
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at end of period	120,000	$.424	90,000	$.334

SARs exercisable at end of period	50,100	$.341	20,000	$.350
Weighted average fair value of
SARs granted during the period		$.419		$.705

The following information applies to SARs outstanding for each period through January 31:

	2007	2006
Number outstanding	120,000	90,000
Range of grant prices	$.302 - $.695	$.302 - $.350
Weighted average grant price	$.424	$.334
Weighted average remaining contractual life	8.21 yrs.	8.86 yrs.

Total compensation expense for the outstanding SARs for the nine months ended January 31, 2007 was a reduction of $11,000, which included an $8,000 reduction for the cumulative effect of adopting SFAS No. 123(R).  Total compensation expense for the outstanding SARs for the nine months ended January 31, 2006 was $30,000.  Total compensation expense for the outstanding SARs for the three months ended January 31, 2007 was a reduction of $12,000.  Total compensation expense for the outstanding SARs for the three months ended January 31, 2006 was $14,000.  As of January 31, 2007, there was $30,000 of total unrecognized compensation expense related to non-vested SARs granted under the Plan.  That cost is expected to be recognized over a weighted average period of 1.21 years.  The liability for SARs on the consolidated balance sheet as of January 31, 2007, was $21,000.

The following table summarizes the pro forma effect if compensation cost for the Plan had been determined applying the fair value based method to all outstanding SARs in the period presented:

Year-to-Date Pro Forma EPS Calculations

2006
Net earnings (loss)	$418,000

Add: Stock-based compensation expense included in reported net earnings (loss)	30,000

Deduct: Stock-based compensation expense determined under fair value based method	12,000
Pro forma net earnings (loss)	$436,000

Basic and diluted earnings (loss) per share:
as reported	$.08
pro forma	$.09

Quarterly Pro Forma EPS Calculations

2006
Net earnings (loss)	$62,000

Add: Stock-based compensation expense included in reported net earnings (loss)	14,000

Deduct: Stock-based compensation expense determined under fair value based method	1,000
Pro forma net earnings (loss)	$75,000

Basic and diluted earnings (loss) per share:
as reported	$.01
pro forma	$.02

Note 10 - Amortization of Intangibles

Since the acquisition of Electronika primarily involved the purchase of certain technology-based intangible assets, annual reviews have been performed to determine the amount of any impairment.  The remaining carrying value of these intangible assets is estimated at $664,000 and is supported by the projected amount recoverable from the selling shareholders of Electronika (the Caloyeras Family Partnership).  The selling shareholders contractually guaranteed that the aggregate sales from Electronika’s existing ballast designs over the first five (5) full fiscal years, specifically fiscal years 2003-2007, would be at least $2,500,000, which based on the terms of the Manufacturing Agreement with Magnetika, Inc., would result in an aggregate gross profit of $1,500,000 before any operating expenses.  Aggregate sales since fiscal 2003 have been $1,366,000, which contractually results in an amount due from the Caloyeras Family Partnership of $681,000 as of January 31, 2007.

The following table provides the adjusted gross carrying value and accumulated amortization for each major class of intangible asset based on Torotel’s reassessment of previously recognized intangible assets in accordance with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets:

		2007		2006
	Average	Gross		Gross
	Amortizable	Carrying	Accumulated	Carrying	Accumulated
	Life	Amount	Amortization	Amount	Amortization
Aircraft - ballasts	3	$1,148,000	$484,000	$1,148,000	$436,000

The total intangible amortization expense for the nine months ended January 31, 2007 and 2006 was $27,000 and $58,000, respectively.  The estimated aggregate amortization expense for fiscal 2007 is as follows:

April 30,	Amount
2007	$45,000

The remaining book value of approximately $646,000 at April 30, 2007, represents the projected amount recoverable from the former shareholders, and is based on the estimated sales from the aforementioned ballast designs.  The recoverable amount will reduce the $750,000 note payable to shareholders, who are also the owners of Magnetika.

Note 11 - Concentrations of Credit Risk

At various times and at January 31, 2007, Torotel maintained cash in bank balances that exceed the federally insured limits.

Note 12 - New Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes–An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In particular, this interpretation requires uncertain tax positions to be recognized only if they are, more likely than not, to be upheld based on their technical merits.  Additionally, the measurement of the tax position will be based on the largest amount that is determined to have greater than a 50% likelihood of realization upon ultimate settlement.  Any resulting cumulative effect of applying the provisions of FIN 48 upon adoption would be reported as an adjustment to the beginning balance of retained earnings and an adjustment to tax liabilities in the period of adoption.  FIN 48 will be effective beginning July 1, 2007.  Torotel does not believe the adoption of FIN 48 will have a material effect on its results of operations, financial condition and cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157 (“SFAS 157”), Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years.  Torotel is currently evaluating the effect of the guidance contained in SFAS 157 and does not expect the implementation to have a material effect on its results of operations, financial condition and cash flows.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Financial Statements – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).  This Bulletin provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated and should be restated.  SAB 108 is effective for fiscal years ending after November 15, 2006.  Torotel is currently evaluating whether SAB 108 will have a material impact upon adoption.

In October 2006, the FASB issued FSP No. FAS 123(R)-6, “Technical Corrections of FASB Statement No. 123(R)”, which amends various provisions of SFAS No. 123(R). FSP No. FAS 123(R)-6 (1) exempts nonpublic entities from disclosing the aggregate intrinsic value of outstanding fully vested share options (or share units) and share options expected to vest, (2) revises the computation of the minimum compensation cost that must be recognized to comply with paragraph 42 of SFAS No. 123(R), (3) amends paragraph A170 of Illustration 13(e) to indicate that at the date that the illustrative awards were no longer probable of vesting, any previously recognized compensation cost should have been reversed, and (4) amends the definition of

“short-term inducement” to exclude an offer to settle an award.  The provisions of FSP No. FAS 123(R)-6 are required to be applied in the first reporting period beginning after October 20, 2006.  Retrospective application is required if an entity had been applying Statement 123(R) inconsistent with the guidance in FSP No. FAS 123(R)-6.  Torotel does not expect the adoption of FSP No. FAS 123(R)-6 to have a material impact on its results of operations, financial condition and cash flows.

Note 13 – Legal Proceedings

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

Torotel management and the Board intend to vigorously oppose Mr. Caloyeras’ motion for an injunction.  The Board believes it acted in accordance with Securities and Exchange Commission rules, Missouri law, Torotel’s Articles of Incorporation, Amended and Restated By-Laws and Compensation and Nominating Committee Charter in declining to present Mr. Caloyeras’ proposals at the 2006 annual meeting.  The Board believes that the injunction sought by Mr. Caloyeras would harm Torotel by prohibiting the Board from taking many actions necessary to manage the business and operations of Torotel.

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

Torotel Products markets its components primarily through a 4-person internal sales force, which includes a recently hired Executive Vice President in charge of new business development, and five independent manufacturers’ representatives paid on a commission basis.  Torotel Products also has a 4-person engineering department that is active in the sales and marketing efforts.  An incentive program has been developed in this regard for all engineering personnel to earn a commission on new product sales to existing, as well as new customers.

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

Electronika is a marketing and licensing company selling ballast transformers to the airline industry.  These transformers activate and control the lights in commercial airplane cockpits.  Electronika’s ballast transformers are approved as spare and replacement parts in DC-8, DC-9, DC-10, MD-80, and MD-88 aircraft.  However, sales of ballast transformers have been made primarily for use in DC-8 and DC-9 aircraft.  As a result, the business of Electronika is subject to various risks including, without limitation, any decline in use of the referenced aircraft, and competition for the available spare parts business.  Electronika’s sales do not represent a significant portion of any particular market.  Electronika’s requirements for the ballast transformers are outsourced pursuant to a Manufacturing Agreement with Magnetika, Inc. (“Magnetika”), a corporation owned by the family of Peter B. Caloyeras, who passed away on December 5, 2006.  Basil P. Caloyeras is a director and president of Electronika.  Under the terms of the agreement, Magnetika provides all necessary raw material, labor, testing, packaging and related services required to complete the manufacture, delivery and sale of the ballast transformers.  Electronika retains ownership of all designs, drawings, specifications and intellectual property rights associated with the ballast transformers.  Due to lower than anticipated sales for Electronika, the carrying value of the intangible assets of Electronika is now $664,000.  These intangible assets are being partially amortized in fiscal 2007.  At April 30, 2007, the remaining value of the intangible assets is expected to be approximately $646,000, which will represent the projected amount recoverable pursuant to the sales guarantee provided by the selling shareholders of Electronika.  The recoverable amount will reduce the $750,000 note payable to shareholders, who are also the owners of Magnetika.  Magnetika is a manufacturing company that, in addition to the aforementioned ballast transformers, manufacturers various other products similar to those of Torotel for other unrelated customers.  Magnetika’s annual sales are estimated to be approximately two to three times the annual sales of Torotel.  Total purchases from Magnetika by Electronika amounted to $33,000 for the nine months ended January 31, 2007.

Business Outlook

Torotel Products’ industry mix for fiscal 2006 net sales was 52% defense, 32% aerospace and 16% commercial/industrial.  The mix for the first half of fiscal 2007 was 42% defense, 37% aerospace and 21% commercial/industrial.  This shift toward aerospace and commercial/industrial follows the trend expected for fiscal 2007.  New order bookings for fiscal 2007 were projected to increase 12% primarily due to new opportunities in the aerospace market, higher order rates of the new capacitor assemblies in the second half of fiscal 2007, and a major commercial contract award that was expected near the end of the first quarter of fiscal 2007.  New order bookings for the first nine months of fiscal 2007 increased 13%, which included a $2.1 million contract for the potted coil assembly for the Hellfire II missile system.  The major commercial contract award that was originally expected in July 2006 has been delayed and most likely will not be awarded until the latter half of FY2008.  In addition, the new capacitor assemblies were designed out of the OEM’s application so no further production is anticipated for this product.  The order backlog at January 31, 2007 is $3,361,000, a 61% increase from a year ago.  The primary factors that drive gross profit and net earnings for Torotel Products are sales volume and product mix.  The gross profits on mature products/programs and larger transformer devices tend to be higher than those that are still in the prototyping or early production stages and simpler inductor devices.  As a result, in any given accounting period the mix of product shipments between higher and lower margin jobs has a significant impact on the gross profit and net earnings of Torotel Products.

As disclosed in Torotel’s Form 10-KSB for the fiscal year ended April 30, 2006, Torotel’s operating plan called for additional sales and marketing costs in the form of personnel, advertising, trade show exhibits and new print literature.  Management believes a well developed growth strategy is in place and that these expenditures are critical for achieving that growth; as a result, near-term earnings will be impacted.

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

Nine Months Ended January 31, 2007 Compared With Nine Months Ended January 31, 2006

Net sales decreased 11%.  The net sales of Torotel Products decreased 10% from $3,938,000 to $3,549,000.  This decrease is attributable primarily to lower sales of components used on the AMRAAM, Hellfire II and Maverick missile systems.  This decrease was offset partially by higher shipments of the potted coil assembly for the Hellfire II missile system, higher demand for components used in aerospace applications and higher demand for molded coils used in down-hole drilling applications.  The net sales of Electronika decreased 46% from $152,000 to $82,000, which is representative of the downward trend in Electronika’s sales.

Gross profit as a percentage of net sales decreased nearly 6%.  The gross profit percentage of Torotel Products decreased nearly 6% because of lower sales volume, higher fixed production costs due to the hiring of a production and quality assurance technician, higher material costs associated with product mix, and less absorption of labor and overhead costs due to a decrease in the level of work in process inventory as part of the ongoing efforts to reduce average production cycle times by implementing lean manufacturing concepts and Demand Flow Technology®.  Electronika’s gross profit as a percentage of net sales remained unchanged.

Engineering expenses, applicable only to Torotel Products, increased 1% from $191,000 to $193,000 because of higher payroll costs associated with two college interns utilized during the summer months and additional travel costs; these higher costs were offset partially by lower training costs.  Management does anticipate an increase in the present level of engineering expenses as additional engineering technical support is planned.

Selling, general and administrative (“SG&A”) expenses increased 28%.  The SG&A expenses of Torotel, Inc. increased 47% from $230,000 to $338,000 primarily because of a $108,000 increase in professional fees associated with change in control tactics, non-compliant shareholder proposals and recently filed litigation initiated by Basil P. Caloyeras (see Note 13 of Note to Consolidated Financial Statements).  The SG&A expenses of Torotel Products increased nearly 24% from $854,000 to $1,055,000 primarily because of higher payroll costs of $137,000, a $37,000 increase in travel costs, an $18,000 increase in marketing and advertising costs, an $8,000 increase in printing costs and a $6,000 increase in equipment maintenance costs.  These increases were offset partially by a $5,000 decrease in utilities costs.  The SG&A expenses of Electronika remained unchanged at $22,000.  Management does anticipate an increase in the present level of SG&A expenses as the plan calls for additional sales and marketing costs in the form of personnel and/or commissions, advertising, trade show exhibits and new print literature.

Amortization costs, entirely attributable to Electronika, decreased from $58,000 to $27,000 (see Note 10 of Notes to Consolidated Financial Statements).

Interest expense decreased 3%.  The interest expense of Torotel, Inc. remained unchanged at $39,000.  The interest expense of Torotel Products decreased from $50,000 to $47,000 because of a lower debt balance.  This decrease was offset partially by the effect of a higher borrowing rate resulting from the refinancing the mortgage debt as discussed in Note 3 of Notes to Consolidated Financial Statements.

Interest income increased $7,000 because of funds set aside in a money management account.

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

For the reasons discussed above, the consolidated pretax earnings decreased from a profit of $418,000 to a loss of $361,000.  The pretax loss of Torotel, Inc. increased from $234,000 to $377,000.  The pretax earnings of Torotel Products decreased from $641,000 to $13,000.  The pretax earnings of Electronika decreased from $11,000 to $3,000.

Three Months Ended January 31, 2007 Compared With Three Months Ended January 31, 2006

Net sales decreased 17%.  The net sales of Torotel Products decreased 16% from $1,315,000 to $1,106,000.  This decrease is primarily attributable to the same reasons as outlined above in the year-to-date net sales comparison.  The net sales of Electronika decreased 36% from $61,000 to $39,000.

Gross profit as a percentage of net sales decreased slightly.  The gross profit percentage of Torotel Products decreased slightly because of lower sales volume.  The effect of the lower sales volume was offset partially by a higher margin on the product mix in the current year’s quarter.  Electronika’s gross profit as a percentage of net sales remained unchanged.

Engineering expenses, applicable only to Torotel Products, decreased 7% from $69,000 to $64,000 because of a decrease in outsourced services for certain print package revisions.

Selling, general and administrative (“SG&A”) expenses increased 36%.  The SG&A expenses of Torotel, Inc. increased 58% from $55,000 to $87,000 primarily because of a $68,000 increase in professional fees associated with recently filed litigation initiated by Basil P. Caloyeras (see Note 13 of Note to Consolidated Financial Statements).  This increase was offset partially by a $25,000 decrease in the value of the stock appreciation rights discussed in Note 9 of Notes to the Consolidated Financial Statements

and a $12,000 decrease in accounting fees.  The SG&A expenses of Torotel Products increased 33% from $285,000 to $379,000 primarily because of higher payroll costs of $65,000, a $23,000 increase in travel costs, and a $14,000 increase in training costs.  These increases were offset partially by an $8,000 decrease in recruiting fees.  The SG&A expenses of Electronika decreased slightly from $8,000 to $7,000.

Amortization costs, entirely attributable to Electronika, decreased 24% from $21,000 to $16,000 (see Note 10 of Notes to Consolidated Financial Statements).

Interest expense increased 7%.  The interest expense of Torotel, Inc. remained unchanged at $13,000.  The interest expense of Torotel Products increased from $14,000 to $16,000 because of a higher borrowing rate associated with refinancing the mortgage debt as discussed in Note 3 of Notes to Consolidated Financial Statements.

Interest income increased $2,000 because of funds set aside in a money management account.

For the reasons discussed above, the consolidated pretax earnings decreased from a profit of $62,000 to a loss of $148,000.  The pretax loss of Torotel, Inc. increased from $68,000 to $100,000.  The pretax earnings of Torotel Products decreased from a profit of $123,000 to a loss of $49,000.  The pretax earnings of Electronika decreased from $7,000 to $1,000.

Liquidity and Capital Resources

As of January 31, 2007, Torotel had $280,000 in cash and cash equivalents compared to $674,000 as of January 31, 2006.  Cash flow from operations is expected to improve during the fourth quarter given the current shippable backlog position and the implementation of a payment service offered by certain major customers which should help reduce Torotel’s days sales outstanding metric.  On June 25, 2006, Torotel refinanced its mortgage debt with the Bank of Blue Valley with a new maturity date of June 25, 2011; on September 30, 2006, Torotel renewed its $200,000 credit line with the Bank of Blue Valley with a new maturity date of September 30, 2007 (see Note 3 of Notes to Consolidated Financial Statements).  The $750,000 note payable to shareholders matures in March 2007 (see Note 10 of Notes to Consolidated Financial Statements).  Torotel intends to offset this debt by the amount recoverable pursuant to the sales guarantee provided by the selling shareholders of Electronika.  At April 30, 2007, the projected amount recoverable is $664,000.  The projected difference of $86,000 after the offset will be paid from existing cash resources.

The table below presents the summary of cash flow for the nine-month periods indicated.

	2007	2006
Net cash provided by (used in) operating activities	$(184,000)	$604,000
Net cash provided by (used in) investing activities	$(27,000)	$245,000
Net cash used in financing activities	$(30,000)	$(368,000)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in operating earnings, the timing of shipments and the collection of accounts receivable, changes in inventory, level of sales and payment of accounts payable.  The decrease in net cash provided by investing activities is because of the net proceeds of $317,000 from the sale of the real estate parcels in fiscal 2006.  Capital expenditures were $27,000 during the first nine months of fiscal 2007.  Management anticipates approximately $40,000 in total capital expenditures for fiscal 2007.  Net cash used in financing activities is the result of long-term debt payments of $45,000 less proceeds of $15,000 received from the exercise of an incentive stock option.  Management believes that the projected cash flow from operations, combined with its existing cash balances, will be sufficient to meet its funding requirements for the foreseeable future.  Torotel does have a $200,000 bank line of credit available, which could be utilized to help fund any working capital requirements.

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

ROCE measures what you get out (EBIT) versus what you put in (NOA = Capital Employed).  For these purposes, NOA is defined as “accounts receivable + inventory + net fixed assets + miscellaneous operating assets – accounts payable – miscellaneous operating liabilities”.  The performance of Torotel’s management and the majority of its decisions going forward will be measured by whether Torotel’s ROCE improves.  In fiscal 2004, 2005 and 2006, Torotel’s ROCE was 1.46%, 5.84% and 19.04%, respectively.  Torotel’s ROCE for the 12-month trailing period ended January 31, 2007 is -8.36%.  An improvement in this metric is anticipated in the fourth quarter as well as for fiscal 2008.

Forward-Looking Information

This report, as well as our other reports filed with the Securities and Exchange Commission  (“SEC”), and in press releases and other public communications throughout the year, contain forward looking statements made pursuant to the safe harbor provisions of The Private Securities Litigation Reform Act of 1995.  The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast,” “may,” “will,” “should,” “continue,” “predict” and similar expressions are intended to identify forward looking statements.  This report contains forward looking statements regarding, among other topics, our expected financial position, results of operations, cash flows, strategy, budgets and management’s plans and objectives.  Accordingly, these forward-looking statements are based on assumptions about a number of important factors.  While we believe that our assumptions about such factors are reasonable, such factors involve risks and uncertainties that could cause actual results to be different from what appear here.  These risk factors include: the ability to adequately pass through to customers unanticipated future increases in raw material costs, decreased demand for products, delays in developing new products, expected orders that do not occur, loss of key customers, the impact of competition and price erosion as well as supply and manufacturing constraints, and other risks and uncertainties.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will prove accurate, and our actual results may differ materially from these forward looking statements.  We assume no obligation to update any forward-looking statements made herein.

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

Torotel management and the Board intend to vigorously oppose Mr. Caloyeras’ motion for an injunction.  The Board believes it acted in accordance with Securities and Exchange Commission rules, Missouri law, Torotel’s Articles of Incorporation, Amended and Restated By-Laws and Compensation and Nominating Committee Charter in declining to present Mr. Caloyeras’ proposals at the 2006 annual meeting.  The Board believes that the injunction sought by Mr. Caloyeras would harm Torotel by prohibiting the Board from taking many actions necessary to manage the business and operations of Torotel.

Item 6.                       Exhibits

Exhibit 10.1	Restricted Stock Agreement
Exhibit 31.1	Officer Certification
Exhibit 31.2	Officer Certification
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Torotel, Inc.

(Registrant)

/s/ Dale H. Sizemore, Jr.
Dale H. Sizemore, Jr.
Chief Executive Officer
Date: March 15, 2007

/s/ H. James Serrone
H. James Serrone
Chief Financial Officer
Date: March 15, 2007