Form 10KSB
period 2007-04-30
TOROTEL INC
filed 2007-07-30
CIK 98752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒                              ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2007

☐                                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [    ] to [    ]

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form 10-KSB, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The issuer’s revenues for the most recent fiscal year were $5,126,000. The aggregate market value of the voting stock held by non-affiliates, computed based on the closing sale price of the over-the-counter market on July 27, 2007, was $594,706. As of July 27, 2007, there were 5,376,590 shares of Common Stock, $.01 Par Value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders on September 17, 2007, are incorporated by reference into Part III.

Transitional small business format: Yes ☐  No ☒

TOROTEL, INC.

FORM 10-KSB

Fiscal Year Ended April 30, 2007

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

PART I

ITEM 1.                Description of Business

Torotel, Inc. (“Torotel”) conducts business through two wholly owned subsidiaries, Torotel Products, Inc. (“Torotel Products”) and Electronika, Inc. (“Electronika”). Electronika also had a wholly owned subsidiary, Electronika-Kansas, Inc. (“Electronika-Kansas”) that provided contract manufacturing services for Torotel Products. Torotel no longer conducts business through its Electronika-Kansas subsidiary and its employees were transferred to Torotel Products in April 2004. Torotel also has a 12.88% equity interest in Apex Innovations, Inc. (“Apex”); however, the investment in Apex has no carrying value on the consolidated balance sheet of Torotel, and in the opinion of Torotel management, it is not likely that any of the investment will be recovered because of Apex’s continued financial losses. If Apex were to eventually be sold, any cash recovered would be recognized as a gain upon receipt of any proceeds.

Torotel Products specializes in the custom design and manufacture of a wide variety of precision magnetic components, consisting of transformers, inductors, reactors, chokes and toroidal coils. These components modify and control electrical voltages and currents in electronic devices. Torotel Products sells these magnetic components to original equipment manufacturers, which use them in products such as aircraft navigational equipment, digital control devices, voice and data secure communications, medical equipment, telephone and avionics equipment, and conventional missile guidance systems.

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

On April 2, 2002, Torotel acquired 100% of the common stock of Electronika, a privately held company in Gardena, California, through a negotiated merger of Electronika into a newly formed subsidiary. The purchase price of $2,382,000 consisted of 2,300,000 unregistered shares of Torotel common stock valued at $1.00 per share and $82,000 in acquisition costs. Prior to the acquisition, Torotel had 2,811,590 common shares outstanding, of which the Electronika shareholders, as individuals and as limited partners in the Caloyeras Family Partnership, L.P. (“the Caloyeras family”), owned 207,900 shares. After closing of this acquisition, Torotel had 5,111,590 common shares outstanding, of which the Caloyeras family controlled 49%. According to a Schedule 13-D/A filed on May 1, 2007, the Caloyeras family presently owns 2,537,505 common shares of Torotel, which is equivalent to 47%. Torotel acquired Electronika primarily for certain of its technology-based intangible assets. For this reason, annual reviews were performed through fiscal 2006 to determine the amount of any impairment. The selling shareholders of Electronika (“the Caloyeras family”) contractually guaranteed that the aggregate sales from Electronika’s existing ballast designs over the first five (5) full fiscal years, specifically fiscal years 2003-2007, would be at least $2,500,000, which based on the terms of the Manufacturing Agreement with Magnetika, Inc., would result in an aggregate gross profit of $1,500,000 before any operating expenses. Actual aggregate sales during this five-year period were $1,404,000, resulting in an aggregate gross profit of $842,000. The gross profit shortfall resulted in an amount recoverable from the Caloyeras family of $658,000. Pursuant to an offset agreement with the Caloyeras family, filed as Exhibit 10.2 on Form 8-K on April 20, 2007, the recoverable amount was offset against a $750,000 note payable to the Caloyeras family having an extended maturity date of April 30, 2007, with the net balance of $92,000 being paid in cash by Torotel. For purposes of such offset agreement, the Caloyeras family agreed to extend the maturity date of the note payable in return for a loan extension fee of $11,525. Pursuant to a purchase option settlement agreement, filed as Exhibit 10.1 on Form 8-K on April 20, 2007, the Caloyeras family granted to Torotel, until July 31, 2007, the option for Torotel to purchase all, but not less than all, of the 2,537,505 shares of Torotel common stock owned by the Caloyeras family, at seventy cents ($.70) per share for a total cash purchase price of $1,776,000, subject to the provisions of the agreement. As part of the agreement, Basil P. Caloyeras dismissed without prejudice the action captioned Basil Caloyeras v. Torotel, Inc., No. 06-2485-KHV (United States District Court, District of Kansas), agreed to obtain mutual releases of all claims in the event the shares are purchased pursuant to this option, and made a covenant not to sue prior to July 31, 2007, in consideration for Torotel agreeing to certain terms and conditions as specifically set forth in the agreement and as outlined in Note P of Notes to Consolidated Financial Statements. Torotel’s Board of Directors is seeking a 60-day extension of the option. In the event that an extension is not granted, Torotel intends to let the option expire. In the event the option does expire, it is possible that the Caloyeras family will re-file the litigation.

On March 29, 2002, Torotel acquired a 17.8% equity interest in Apex, a privately held company headquartered in Kansas City, Missouri. Apex develops information management software products for specific markets, such as governmental organizations and emergency personnel. The total investment of $1,035,000 consisted of $35,000 in acquisition costs and a stock purchase of 4,000,000 common shares for $1,000,000, of which $250,000 came from available cash and the remaining $750,000 from loan proceeds from the Caloyeras Family Partnership (see Note N of Notes to Consolidated Financial Statements). The Caloyeras Family Partnership and a Caloyeras Trust also acquired 4,000,000 shares in Apex on the same terms as Torotel. On May 23, 2003, Torotel purchased an additional 355,637 common shares of Apex stock for $89,000 at 25 cents per share. Due to other dilutive stock transactions by Apex, Torotel presently has a 12.88% equity interest in Apex. The investment in Apex has no carrying value on the consolidated balance sheet of Torotel, and in the opinion of Torotel management, it is not likely that any of the investment will be recovered because of Apex’s continued financial losses. If Apex were to eventually be sold, any cash recovered would be recognized as a gain upon receipt of any proceeds.

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

Principal Products

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

Marketing and Customers

Torotel Products’ sales do not represent a significant portion of any particular market. While approximately 55% of annual sales in fiscal 2007 came from select commercial markets, such as aerospace, oil drilling, and telecommunications, historically Torotel Products has primarily focused its activities toward the military market. As a result, the business of Torotel Products is subject to various risks including, without limitation, dependence on government appropriations and program allocations, and the competition for available military business. In fiscal 2007 and continuing into fiscal 2008, Torotel Products is directing more activities toward the aerospace market as a certain number of new program opportunities have been identified.

Torotel Products maintains a website at www.torotelproducts.com. Torotel Products markets its components primarily through a 4-person internal sales force, which includes a Vice President of Business Development that was hired in July 2006, and six independent manufacturers’ representatives paid on a commission basis. Torotel Products also utilizes its 4-person engineering department in its direct sales efforts for the purpose of expanding its reach into new markets and/or customers. Other distribution methods may include visits to customers, lunch and learn presentations to customers’ engineers, catalog brochures, magazine ads, trade show exhibits and/or speaker presentations at trade shows.

Torotel Products is an approved source for magnetic components used in numerous military and aerospace systems, which means Torotel Products is automatically solicited for any procurement needs for such applications. The magnetic components manufactured by Torotel Products are sold primarily in the United States, and most sales are awarded on a competitive bid basis.

Torotel Products has a primary base of about 25 customers that provide about 90% of its annual sales volume. This customer base includes many “Fortune 100” prime defense and aerospace companies. Torotel Products’ primary strategy focuses on providing superior service to this core group of customers, including engineering support and new product design. The objective is to achieve growth with these customers, or other targeted companies that possess the potential for inclusion into the core group. During the fiscal year ended April 30, 2007, sales to two major customers accounted for 28% and 12% of the net sales of Torotel Products.

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

Engineering, Research and Development

Torotel Products does not engage in research and development activities, but it does incur engineering expense in designing products to meet customer specifications.

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

As a supplier of magnetic components for military applications, Torotel must comply with laws concerning the export of material used exclusively for military purposes. The export of those types of materials is covered under the International Traffic in Arms Regulations (“ITAR”) and the Arms Export Control Act (“AECA”). Torotel has a 2-year license from the U.S. Department of State making it eligible to provide defense-related components pursuant to ITAR and AECA. Torotel Products expects to renew this license in October 2008.

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

Environmental Laws

In fiscal 2007, Torotel Products incurred costs of approximately $5,000 to help ensure compliance with federal, state and local regulations on the proper handling, storage, disposal, and discharge of hazardous materials into the environment, or otherwise relating to the protection of employees, the community, and the environment. Torotel Products anticipates similar costs to be incurred in the fiscal year ending April 30, 2008.

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

Principal Products

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

Electronika has a primary base of approximately 10 customers, which are contacted from time to time for sales and marketing purposes. In the fiscal year ended April 30, 2007, sales to three customers accounted for 30%, 24%, and 18% of the net sales of Electronika.

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

Manufacturing

Electronika’s requirements for the ballast transformers are outsourced pursuant to a Manufacturing Agreement with Magnetika, Inc. (“Magnetika”), a corporation owned by the Caloyeras family. Under the terms of the agreement, Magnetika provides all necessary raw material, labor, testing, packaging and related services required to complete the manufacture, delivery and sale of the ballast transformers, and Electronika is obligated to order all of its ballast transformer requirements exclusively from Magnetika. Electronika retains ownership of all designs, drawings, specifications and intellectual property rights associated with the ballast transformers. In exchange for the services provided to Electronika under the Manufacturing Agreement, Magnetika receives 40 percent of the net sales price of all ballast transformers sold by Electronika, plus a $2,500 per month management fee for processing all quotations and orders. Per the Manufacturing Agreement, the monthly management fee will no longer be incurred because of Electronika’s lower sales volume. The Manufacturing Agreement continues in effect until April 1, 2012. In the fiscal year ended April 30, 2007, Electronika incurred costs of $78,000 for goods and services purchased on trade terms of net 20 days pursuant to the Manufacturing Agreement. Of the amount purchased, $38,000 was due and payable as of April 30, 2007.

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

Engineering, Research and Development

Electronika does not engage in research and development activities, but it may incur engineering expense on a contract basis in designing any new ballasts.

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

ITEM 2.                Description of Property

On March 31, 2004, Torotel purchased a 24,000 square foot building located in Olathe, Kansas. This facility is occupied by Torotel Products, and also serves as Torotel’s executive offices, as well as the business office of Electronika. The cost of the new building, along with the improvements, was $1,027,000. As of April 30, 2007, this property was subject to a first deed of trust securing indebtedness with the Bank of Blue Valley in the amount of $769,000. The outstanding balance bears interest at a fixed rate of 8.0% per annum and requires monthly principal and interest payments of $9,947. The note has a maturity date of June 25, 2011, may be prepaid without penalty and is collateralized by substantially all assets of Torotel.

Torotel believes the Olathe facility and its equipment are well maintained, in good operating condition and adequately insured. Present utilization of the facility is less than 50% of maximum capacity.

ITEM 3.                Legal Proceedings

Pursuant to a purchase option settlement agreement, filed as Exhibit 10.1 on Form 8-K on April 20, 2007, the Caloyeras family granted to Torotel, until July 31, 2007, the option for Torotel to purchase all, but not less than all, of the 2,537,505 shares of Torotel common stock owned by the Caloyeras family, at seventy cents ($.70) per share for a total cash purchase price of $1,776,000, subject to the provisions of the agreement. As part of the agreement, Basil P. Caloyeras dismissed without prejudice the action captioned Basil Caloyeras v. Torotel, Inc., No. 06-2485-KHV (United States District Court, District of Kansas), agreed to obtain mutual releases of all claims in the event the shares are purchased pursuant to this option, and made a covenant not to sue prior to July 31, 2007, in consideration for Torotel agreeing that neither it, nor any subsidiary or affiliate controlled by it will, prior to July 31, 2007: (i) issue any shares, restricted or otherwise, of capital stock of Torotel; (ii) grant any options to purchase any shares of capital stock of Torotel; (iii) enter in any new employment agreements to which Torotel will be a party; (iv) modify, amend or alter any employment agreements to which Torotel is a party; or (v) effect a merger, recapitalization, reorganization or other corporate transaction which would have the effect of diluting the percentage interest of the Caloyeras Family Partnership and the Caloyeras Shareholders in Torotel. Torotel’s Board of Directors is seeking a 60-day extension of the option. In the event that an extension is not granted, Torotel intends to let the option expire. In the event the option does expire, it is possible that the Caloyeras family will re-file the litigation.

ITEM 4.                Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.                Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a)   Market Information

Trading in Torotel’s common stock is conducted on the over-the-counter market pink sheets under the symbol “TTLO.PK”.

Price Range of Common Stock

The following table sets forth the high and low sales prices of Torotel’s common stock as obtained from the Yahoo Finance website at www.finance.yahoo.com. These prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	2007		2006
Fiscal Period	High	Low	High	Low
May to July	0.75	0.30	0.40	0.20
August to October	0.70	0.30	0.65	0.19
November to January	0.75	0.43	0.95	0.30
February to April	0.50	0.45	0.91	0.43

(b)   Approximate Number of Equity Security Holders

Approximate Number of
Record Holders
Title of Class	as of April 30, 2007
Common Stock, $.01 par value	650

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

(e)   Securities Authorized for Issuance under Equity Compensation Plans

There are no securities authorized for issuance under any equity compensation plans as of
April 30, 2007; however, a new long-term incentive plan is in effect for fiscal year 2008, which includes a Stock Award Plan (see Note F of Notes to Consolidated Financial Statements). The table below includes the number of shares authorized for the Stock Award Plan by Torotel’s Board of Directors.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights A	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights B	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in Column A) C
Plans approved by shareholders	-0-	-0-	-0-
Plans not approved by shareholders	-0-	-0-	623,410
Total	-0-	-0-	623,410

ITEM 6.                Management’s Discussion and Analysis or Plan of Operation

Overview

Torotel conducts business primarily through two wholly owned subsidiaries, Torotel Products and Electronika. In addition, Torotel has a 12.88% equity interest in Apex.

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

Torotel Products markets its components primarily through a 4-person internal sales force, which includes a Vice President of Business Development that was hired in July 2006, and six independent manufacturers’ representatives paid on a commission basis. Torotel Products also utilizes its 4-person engineering department in its direct sales efforts for the purpose of expanding its reach into new markets and/or customers.

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

Electronika is a marketing and licensing company selling ballast transformers to the airline industry. These transformers activate and control the lights in commercial airplane cockpits. Electronika’s ballast transformers are approved as spare and replacement parts in DC-8, DC-9, DC-10, MD-80 and MD-88 aircraft; however, sales of ballast transformers have been made primarily for use in DC-8 and DC-9 aircraft. As a result, the business of Electronika is subject to various risks including, without limitation, any decline in use of the referenced aircraft, and competition for the available spare parts business. Electronika’s sales do not represent a significant portion of any particular market.

Electronika’s requirements for the ballast transformers are outsourced pursuant to a Manufacturing Agreement with Magnetika, a corporation owned by the Caloyeras family. Under the terms of the agreement, Magnetika provides all necessary raw material, labor, testing, packaging and related services required to complete the manufacture, delivery and sale of the ballast transformers. Electronika retains ownership of all designs, drawings, specifications and intellectual property rights associated with the ballast transformers. Torotel acquired Electronika primarily for certain of its technology-based intangible assets. For this reason, annual reviews were performed through fiscal 2006 to determine the amount of any impairment. The Caloyeras family, as the selling shareholders of Electronika, contractually guaranteed that the aggregate sales from Electronika’s existing ballast designs over the first five (5) full fiscal years, specifically fiscal years 2003-2007, would be at least $2,500,000, which based on the terms of the Manufacturing Agreement with Magnetika, Inc., would result in an aggregate gross profit of $1,500,000 before any operating expenses. Actual aggregate sales during this five-year period were $1,404,000, resulting in an aggregate gross profit of $842,000. The gross profit shortfall resulted in an amount recoverable from the Caloyeras family of $658,000. Magnetika is a manufacturing company that, in addition to the aforementioned ballast transformers, manufactures various other products similar to those of Torotel for other unrelated customers. Magnetika’s annual sales are estimated to be about two times the annual sales of Torotel. Total purchases of goods and services from Magnetika by Electronika amounted to $78,000 for the fiscal year ended April 30, 2007.

Business Outlook

Torotel Products’ industry mix for fiscal 2007 net sales was 45% defense, 37% aerospace and 18% industrial compared to 52% defense, 32% aerospace and 16% industrial in fiscal 2006.  This shift toward aerospace and industrial followed the trend expected for fiscal 2007. Management believes that the mix in fiscal 2008 should shift more toward defense as higher demand for the potted coil assembly for the Hellfire II missile system is projected. In addition, management believes expanded selling and marketing efforts within our existing major customer base will yield a number of opportunities in new military programs. Management also believes the aerospace segment will continue to be a strong market for new opportunities, especially with the major suppliers of the Boeing 787 Dreamliner. New order bookings in fiscal 2007 increased 10% to $6,187,000, which included $2,100,000 for the potted coil assembly. New order bookings in fiscal 2008 are projected to increase 13% because of the higher demand for the potted coil assembly, higher demand from the aerospace markets, a major commercial contract award that is expected mid-year, as well as other new opportunities. The order backlog at April 30, 2007 is $2,947,000, a 67% increase from a year ago. The primary factors that drive gross profit and net earnings for Torotel Products are sales volume and product mix. The gross profits on mature products/programs and larger transformer devices tend to be higher than those that are still in the prototyping or early production stages and simpler inductor devices. As a result, in any given accounting period the mix of product shipments between higher and lower margin jobs has a significant impact on the gross profit and net earnings of Torotel Products.

As disclosed in last year’s Form 10-KSB, Torotel’s operating plan called for additional sales and marketing costs in the form of personnel, advertising, trade show exhibits and new print literature. Management is also committed to workforce development training as part of the ongoing efforts to improve Torotel’s processes and value streams. Management believes a well developed growth strategy is in place and that these expenditures will continue to be necessary for achieving that growth. As a result, near-term earnings will continue to be impacted by these costs, as well as increased auditing costs associated with complying with SEC regulations and the standards of the Public Company Accounting Oversight Board (United States), and legal costs that may be necessary in the event that litigation is re-filed by the Caloyeras family. Torotel’s management will continue to focus its efforts in areas and solutions that they believe offer significant growth, which includes expanding the product base beyond electronic components. The aircraft manufacturers continue to book orders at a record pace with substantial backlog through at least the end of the decade; Torotel will continue to expand its sales and marketing efforts in this area.  Management’s goal, “9-by-9”, is to reach a revenue level of $9 million by fiscal year 2009.

Electronika’s net sales continue to be impacted by the decline in the number of active DC-8 and DC-9 aircraft. Management expects these sales to continue to decline and eventually phase out.

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

2007 Compared to 2006

Net sales decreased 7%. The net sales of Torotel Products decreased 6% from $5,326,000 to $5,006,000. This decrease is attributable primarily to lower sales of components used on the AMRAAM, Hellfire II and Maverick missile systems, and lower sales of the capacitor assemblies. This decrease was offset partially by higher shipments of the potted coil assembly for the Hellfire II missile system, higher demand for components used in aerospace applications and higher demand for molded coils used in down-hole drilling applications. The net sales of Electronika decreased 28% from $167,000 to $120,000, which is representative of the downward trend in the number of active DC-8 and DC-9 aircraft.

Gross profit as a percentage of net sales decreased 1%. The gross profit percentage of Torotel Products decreased nearly 1% primarily because of lower sales volume, a $100,000 credit to material costs associated with the reserve for obsolete and excess inventory (see Note B of Notes to Consolidated Financial Statements), higher fixed production costs due to the hiring of a production and quality assurance technician, and less absorption of labor and overhead costs due to a decrease in the level of work in process inventory as part of the ongoing efforts to reduce average production cycle times by implementing lean manufacturing concepts and Demand Flow Technology®. Electronika’s gross profit as a percentage of net sales remained unchanged.

Engineering expenses, applicable only to Torotel Products, decreased 1% from $257,000 to $254,000 because of decreases in outsourced services for certain print package revisions and training costs. These decreases were offset partially by higher payroll costs associated with college interns utilized during the summer months and higher travel costs. Management does anticipate an increase in the present level of engineering expenses during the next few quarters.

Selling, general and administrative (“SG&A”) expenses increased 23%. The SG&A expenses of Torotel, Inc. increased 53% from $262,000 to $402,000 primarily because of a $125,000 increase in professional fees primarily associated with change in control tactics, non-compliant shareholder proposals and litigation initiated and dismissed by Basil P. Caloyeras (see Note P of Notes to Consolidated Financial Statements), a $14,000 increase in professional fees for auditing and accounting services, a $13,000 increase in consulting fees associated with the development of the short and long-term incentive compensation plans, a $12,000 increase in loan fees associated with extending the maturity date of the note payable to the Caloyeras family (see Note M of Notes to Consolidated Financial Statements) and a $6,000 increase in the printing and distribution of the annual report and proxy materials. These increases were offset partially by a $30,000 decrease in the value of the Stock Appreciation Rights granted to non-employee members of the board of directors. The SG&A expenses of Torotel Products increased 17% from $1,184,000 to $1,385,000 because of higher payroll costs of $147,000, a $56,000 increase in travel costs, a $19,000 increase in marketing and advertising costs, a $14,000 increase in equipment maintenance costs and a $9,000 increase in printing costs. These increases were offset partially by a $44,000 decrease in training costs. The SG&A expenses of Electronika decreased slightly from $31,000 to $30,000. Management does anticipate an increase in the present level of SG&A expenses as the plan calls for additional sales and marketing costs in the form of personnel and/or commissions, advertising, trade show exhibits and new print literature, additional training costs for workforce development, as well as increased auditing costs associated with complying with SEC regulations and the standards of the Public Company Accounting Oversight Board (United States), and legal costs that may be necessary in the event that litigation is re-filed by the Caloyeras family.

Amortization costs, entirely attributable to Electronika, decreased 58% from $79,000 to $33,000 (see Note M of Notes to Consolidated Financial Statements).

Interest expense decreased slightly. The interest expense of Torotel, Inc. remained unchanged at $52,000. The interest expense of Torotel Products decreased from $64,000 to $63,000 because of a lower debt balance.

Interest income increased $6,000 because of funds set aside in a money management account.

Impairment of real estate decreased $36,000 because of a charge recorded in the prior year to reduce the book value of the real estate in Grandview, Missouri to its contracted price, less estimated selling and closing cost (see Note Q of Note to Consolidated Financial Statements).

Gain on settlement of debt decreased $35,000 because of a gain recorded in the prior year that resulted from the settlement of an old liability at an amount lower than originally recorded.

Gain on sale of real estate decreased $110,000 because of a gain recorded in the prior year that resulted from the sale of the real estate parcels located in Grandview, Missouri (see Note Q of Notes to Consolidated Financial Statements).

For the reasons discussed above, the consolidated pretax earnings decreased from a profit of $463,000 to a loss of $135,000. The pretax loss of Torotel, Inc. increased from $279,000 to $453,000. The pretax earnings of Torotel Products decreased from $751,000 to $306,000. The pretax earnings of Electronika increased from a loss of $9,000 to a profit of $12,000.

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

Selling, general and administrative (“SG&A”) expenses increased nearly 28%. The SG&A expenses of Torotel, Inc. increased 72% from $152,000 to $262,000 primarily because of a $26,000 increase in the amount expensed for the increase in value of the Stock Appreciation Rights granted to non-employee members of the board of directors, $22,000 incurred for preparation and mailing of the proxy materials and other costs associated with annual shareholders’ meeting (no cost incurred in the prior year since no meeting was held), a $16,000 increase in professional fees associated with evaluating the proposed takeover of Torotel by the Caloyeras family, a $13,000 increase in directors fees for required board committee meetings and special telephonic meetings held in conjunction with the proposed takeover, higher auditing and tax fees of $11,000,  a $7,000 increase in costs for directors and officers liability insurance, $7,000 incurred for a strategic planning session, and a $6,000 increase for preparation of documents for electronic filing with the SEC. The SG&A expenses of Torotel Products increased nearly 22% from $974,000 to $1,184,000 because of a $64,000 increase in training costs to implement demand flow production, higher payroll costs of $46,000, a $39,000 increase in performance awards, a $21,000 increase in fast-pay discounts taken by certain major customers, a $16,000 increase in costs for repairs and maintenance, a $13,000 increase in sales commissions, a $10,000 increase in equipment rentals, an $8,000 recruiting fee for a new inside sales person, a $5,000 relocation bonus for a new employee, a $5,000 increase in donations, a $5,000 increase in subscriptions to a military contract database, a $4,000 increase in advertising costs, a $4,000 increase in state and local use taxes, and a $3,000 increase in travel costs. These increases were offset by a $19,000 decrease in property taxes and a $13,000 decrease in professional fees. The SG&A expenses of Electronika remained unchanged at $31,000.

Amortization costs, entirely attributable to Electronika, decreased 13% from $91,000 to $79,000 (see Note M of Notes to Consolidated Financial Statements).

Interest income increased $1,000 because of funds set aside in a money management account.

Interest expense decreased 14%. The interest expense of Torotel, Inc. remained unchanged at $52,000. The interest expense of Torotel Products decreased from $83,000 to $64,000 because of a lower debt balance.

Impairment of real estate increased $36,000 due to reducing the book value of the real estate held for sale in Grandview, Missouri to its contracted price, less estimated selling and closing cost (see Note Q of Note to Consolidated Financial Statements).

Gain on settlement of debt increased because of the $35,000 gain that resulted from the settlement of an old liability at an amount lower than originally recorded.

Gain on sale of real estate increased because of the $110,000 net gain that resulted from the sale of the real estate parcels located in Grandview, Missouri (see Note Q of Notes to Consolidated Financial Statements).

For the reasons discussed above, the consolidated pretax earnings increased from a loss of $107,000 to a profit of $463,000. The pretax loss of Torotel, Inc. decreased from $335,000 to $279,000. The pretax earnings of Torotel Products increased from $229,000 to $751,000. The pretax loss of Electronika increased from $1,000 to $9,000.

Liquidity and Capital Resources

As of April 30, 2007, Torotel had $247,000 in cash and cash equivalents, compared to $521,000 as of April 30, 2006. Management expects cash flow from operations to improve during fiscal 2008 given the current shippable backlog position and the implementation of a payment service offered by certain major customers which should help reduce the number of days that Torotel’s accounts receivable are outstanding. On June 25, 2006, Torotel refinanced its mortgage debt with the Bank of Blue Valley with a new maturity date of June 25, 2011; on September 30, 2006, Torotel renewed its $200,000 credit line with the Bank of Blue Valley with a new maturity date of September 30, 2007 (see Note C of Notes to Consolidated Financial Statements).

The table below presents the summary of cash flow for the fiscal periods indicated.

	2007	2006
Net cash provided by (used in) operating activities	$(103,000)	$488,000
Net cash provided by (used in) investing activities	$(34,000)	$228,000
Net cash used in financing activities	$(137,000)	$(388,000)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in operating earnings, the timing of shipments and the collection of accounts receivable, changes in inventory, level of sales and payment of accounts payable. The $34,000 of cash used in   investing activities was the result of capital expenditures. Management anticipates approximately $60,000 in capital expenditures during fiscal 2008. The $137,000 of cash used in financing activities was the result of a payment of $92,000 to payoff the $750,000 note payable to the Caloyeras family (net of the offset discussed in Note M of Notes to Consolidated Financial Statements), long-term debt payments of $60,000 on the mortgage with the Bank of Blue Valley, less proceeds of $15,000 received from the exercise of an incentive stock option. Management believes that the projected cash flow from operations, combined with its existing cash balances, will be sufficient to meet its funding requirements for the foreseeable future. Torotel does have a $200,000 bank line of credit available, which could be utilized to help fund any working capital requirements.

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

ROCE measures output (EBIT) versus input (NOA = Capital Employed). For these purposes, NOA is defined as “accounts receivable + inventory + net fixed assets + miscellaneous operating assets-accounts payable-miscellaneous operating liabilities”. For the fiscal years ended April 30, 2004, 2005,  2006 and 2007, Torotel’s ROCE was 1.46%, 5.84%, 19.04% and -.66%, respectively.

Critical Accounting Policies

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Significant estimates used in preparing these consolidated financial statements include those assumed in computing the carrying value of equipment, allowance for doubtful accounts receivable, reserve for obsolete and excess inventory, the valuation allowance on deferred tax assets and the reserve for warranty costs. Accordingly, actual results could differ from those estimates. Any changes in estimates are recorded in the period in which they become known.

Credit Risk

Financial instruments that potentially subject Torotel to concentrations of credit risk consist principally of cash and accounts receivable. Torotel grants unsecured credit to substantially all of its customers. Management does not believe that it is exposed to any extraordinary credit risk as a result of this policy.

Torotel deposits all monies at the Bank of Blue Valley. These accounts are secured up to $100,000 by the Federal Deposit Insurance Corporation. At various times and at April 30, 2007, these cash balances exceed federally insured limits. Torotel has not experienced any losses in such accounts. Management does not believe Torotel is exposed to any significant credit risk with respect to its cash and cash equivalents.

Fair Value of Financial Instruments

Cost approximates market for all financial instruments as of April 30, 2007 and 2006.

Treasury Stock

Torotel utilizes the weighted average cost method in accounting for its treasury stock transactions.

Revenue Recognition

Revenue is recognized on contracts and orders on the date the product is shipped to the customer (unit-of-delivery method). Torotel’s annual consolidated sales arising from contracts having deliveries scheduled over a period of more than one year for fiscal years 2007 and 2006 were approximately 23% and 20%, respectively, because of the contracts for the potted coil assembly.

Allowance for Doubtful Accounts

Gross trade accounts receivable are offset with an allowance for doubtful accounts. The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in Torotel’s existing accounts receivable. Management reviews the allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectibility. Account balances are charged against the allowance when placed for collection. Recoveries of receivables previously written off are recorded when received. The majority of the customer accounts are considered past due after the invoice becomes older than the customer’s credit terms. Interest is not charged on past due accounts.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using a moving average cost method of valuation that currently and historically approximates the first-in, first-out method. Torotel’s industry is characterized by short-term customer commitments and changes in demand, as well as other market considerations. Provisions for estimated obsolete and excess inventory are based on reviews of inventory usage, quantities on hand and latest product demand information from customers. Inventories are reviewed in detail utilizing a 12-month time horizon. Individual part numbers that have not had any usage in a 12-month time period are categorized as obsolete; individual part numbers having more than a 12-month supply based on the current year’s usage are categorized as excess. The reserve balance is analyzed for adequacy along with the inventory review each quarter.

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

Intangible Assets

The intangible assets acquired in the purchase of Electronika are accounted for under Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets. SFAS 142 requires that intangible assets be amortized over their useful life and tested for impairment annually (see Note M of Notes to Consolidated Financial Statements).

Equity Investment in Apex

Torotel has a 12.88% interest in Apex. The investment in Apex has no carrying value on the consolidated balance sheet of Torotel, and in the opinion of Torotel management, it is not likely that any of the investment will be recovered because of Apex’s continued financial losses. If Apex were to eventually be sold, any cash recovered would be recognized as a gain upon receipt of the proceeds.

Advertising Costs

Advertising costs are expensed as incurred. For the years ended April 30, 2007 and 2006, advertising costs were $23,000 and $4,000, respectively.

Warranty Costs

Torotel has a reserve for estimated warranty costs associated with products returned from customers. A limited warranty is provided for a period of one year which requires Torotel to repair or replace defective products at no cost to the customer. The warranty reserve is based on historical experience and reflects management’s best estimate of probable liability under the product warranties.

Share-Based Compensation

Effective May 1, 2006, Torotel adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment, using the modified prospective method of adoption under the provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. In accordance with the modified prospective method, results for prior periods have not been restated. Prior to May 1, 2006, Torotel accounted for all stock option grants under the provisions of APB Opinion 25, Accounting for Stock Issued to Employees and related interpretations; and accounted for all grants involving stock appreciation rights (“SARs”) under the provisions of SFAS 123 using the intrinsic value measurement guidelines of APB Opinion 25. The adoption of SFAS 123(R) on existing stock option grants did not have any impact on Torotel’s financial condition or results of operations for the year ended April 30, 2007; the adoption of SFAS 123(R) for the SARs resulted in a cumulative effect reduction in stock compensation costs of $8,000 for the year ended April 30, 2007.

Adjustment to Accumulated Deficit

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), Financial Statements—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. This Bulletin provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated and should be restated. SAB 108 became effective for fiscal years ending after November 15, 2006. Historically, Torotel evaluated unrecorded differences using the “roll-over” method, which focused primarily on the impact of unrecorded differences, including the reversal of prior-year unrecorded differences, on the current year consolidated statement of operations. As required by SAB 108, Torotel must now evaluate misstatements under a “dual approach” method, which requires quantification under both the “roll-over” and the “iron curtain” methods. The “iron curtain” method quantifies misstatements based on the effects of correcting the period-end consolidated balance sheet. In accordance with the transition provisions of SAB 108, Torotel recorded an aggregate adjustment of $15,000 that increased the beginning accumulated deficit as of May 1, 2006. These adjustments were considered to be immaterial to our consolidated statements of operations in prior years, under the “roll-over” method. The components of the adjustment are detailed in the tables below:

Changes to the
Consolidated Statements of Operations
Year Ended April 30,

	2006	2005 and prior years	SAB 108 Cumulative Effect
Cost of goods sold(a)	$14,000	$13,000	$27,000
Selling, general and administrative expenses(b)	—	(12,000)	(12,000)
Total	$14,000	$1,000	$15,000

The following footnotes refer to the table above.

(a)           To increase accrued liabilities for estimated warranty costs

(b)          To reduce allowance for doubtful accounts and increase accounts receivable, net

New Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In particular, this interpretation requires uncertain tax positions to be recognized only if they are, more likely than not, to be upheld based on their technical merits. Additionally, the measurement of the tax position will be based on the largest amount that is determined to have greater than a 50% likelihood of realization upon ultimate settlement. Any resulting cumulative effect of applying the provisions of FIN 48 upon adoption would be reported as an adjustment to the beginning balance of retained earnings and an adjustment to tax liabilities in the period of adoption. FIN 48 will be effective beginning May 1, 2007. Torotel does not believe the adoption of FIN 48 will have a material effect on its results of operations, financial condition and cash flows.

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

In October 2006, the FASB issued FSP No. FAS 123(R)-6, Technical Corrections of FASB Statement No. 123(R), which amends various provisions of SFAS No. 123(R). FSP No. FAS 123(R)-6 (1) exempts non-public entities from disclosing the aggregate intrinsic value of outstanding fully vested share options (or share units) and share options expected to vest, (2) revises the computation of the minimum compensation cost that must be recognized to comply with paragraph 42 of SFAS No. 123(R), (3) amends paragraph A170 of Illustration 13(e) to indicate that at the date that the illustrative awards were no longer probable of vesting, any previously recognized compensation cost should have been reversed, and (4) amends the definition of “short-term inducement” to exclude an offer to settle an award. The provisions of FSP No. FAS 123(R)-6 became effective in the first reporting period beginning after October 20, 2006. Retrospective application is required if an entity had been applying Statement 123(R) inconsistent with the guidance in FSP No. FAS 123(R)-6. The adoption of FSP No. FAS 123(R)-6 did not have a material impact on Torotel’s results of operations, financial condition and cash flows for the year ended April 30, 2007.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS 159 applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. Torotel is currently evaluating the effect of the guidance contained in SFAS 159 and does not expect the implementation to have a material effect on its results of operations, financial condition and cash flows.

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

ITEM 8B.       Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

TOROTEL, INC.

We have audited the accompanying consolidated balance sheet of Torotel, Inc. and Subsidiaries as of April 30, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended April 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Torotel, Inc. and Subsidiaries as of April 30, 2007, and the consolidated results of their operations and their cash flows for the years ended April 30, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

/s/ MAYER HOFFMAN MCCANN P.C.
Leawood, Kansas
July 30, 2007

CONSOLIDATED BALANCE SHEET
As of April 30, 2007

ASSETS
Current assets:
Cash	$247,000
Trade receivables, less allowance for doubtful accounts of $9,000	753,000
Inventories	435,000
Prepaid expenses and other current assets	17,000
1,452,000
Property, plant and equipment:
Land	265,000
Buildings and improvements	800,000
Equipment	1,013,000
2,078,000
Less accumulated depreciation	1,059,000
1,019,000
Other assets	2,000
Equity investment	—
$2,473,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$58,000
Trade accounts payable	209,000
Accrued liabilities	202,000
469,000
Long-term debt, less current maturities	711,000
Commitments and contingencies
Stockholders’ equity	1,293,000
$2,473,000

The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF OPERATIONS
Year ended April 30,

	2007	2006
Net sales	$5,126,000	$5,493,000
Cost of goods sold	3,049,000	3,211,000
Gross profit	2,077,000	2,282,000
Operating expenses:
Engineering	254,000	257,000
Selling, general and administrative	1,817,000	1,477,000
Amortization of intangible assets	33,000	79,000
	2,104,000	1,813,000
Earnings (loss) from operations	(27,000)	469,000
Other expense (income):
Interest expense	115,000	116,000
Interest income	(7,000)	(1,000)
Impairment of assets	—	36,000
Gain on settlement of debt	—	(35,000)
Gain on sale of real estate	—	(110,000)
	108,000	6,000
Earnings (loss) before provision for income taxes and cumulative effect of change in accounting principle	(135,000)	463,000
Provision for income taxes	—	—
Earnings (loss) before cumulative effect of change in accounting principle	(135,000)	463,000
Cumulative effect of change in accounting principle	8,000	—
Net earnings (loss)	$(127,000)	$463,000
Basic and diluted earnings (loss) per share:
Before cumulative effect	$(.02)	$.09
Cumulative effect	—	—
	$(.02)	$.09

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

				Unearned		Treasury	Total
	Common		Excess of	Stock	Accumulated	Stock,	Stockholders
	Shares	Stock	Par Value	Compensation	Deficit	at cost	Equity
Balance, May 1, 2005	5,182,795	$52,000	$12,362,000	$—	$(11,262,000)	$(205,000)	$947,000
Net earnings	—	—	—	—	463,000	—	463,000
Balance, April 30, 2006	5,182,795	52,000	12,362,000	—	(10,799,000)	(205,000)	1,410,000
Cumulative effect of adjustments from the adoption of SAB 108	—	—	—	—	(15,000)	—	(15,000)
Balance, April 30, 2006, Adjusted	5,182,795	52,000	12,362,000	—	(10,814,000)	(205,000)	1,395,000
Restricted stock issues	225,000	2,000	69,000	(61,000)	—	—	10,000
Exercise of incentive stock option	—	—	(100,000)	—	—	115,000	15,000
Net loss	—	—	—	—	(127,000)	—	(127,000)
Balance, April 30, 2007	5,407,795	$54,000	$12,331,000	$(61,000)	$(10,941,000)	$(90,000)	$1,293,000

The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Year ended April 30,

	2007	2006
Cash flows from operating activities:
Net earnings (loss)	$(127,000)	$463,000
Adjustments to reconcile net earnings(loss) to net cash provided by (used in) operating activities:
Gain on sale of real estate	—	(110,000)
Gain on settlement of debt	—	(35,000)
Impairment of real estate	—	36,000
Stock compensation earned	10,000	—
Depreciation	84,000	75,000
Amortization	33,000	79,000
Change in value of stock appreciation rights	(9,000)	29,000
Increase (decrease) in cash flows from operations resulting from changes in:
Trade and other receivables	(13,000)	(51,000)
Inventories	(108,000)	(55,000)
Prepaid expenses and other assets	—	14,000
Trade accounts payable	61,000	9,000
Accrued liabilities	(34,000)	34,000
Net cash provided by (used in) operating activities	(103,000)	488,000
Cash flows from investing activities:
Capital expenditures	(34,000)	(89,000)
Proceeds from sale of real estate	—	317,000
Net cash provided by (used in) investing activities	(34,000)	228,000
Cash flows from financing activities:
Proceeds from exercise of incentive stock option	15,000	—
Principal payments on long-term debt	(60,000)	(388,000)
Principal payment on note payable to shareholders	(92,000)	—
Net cash used in financing activities	(137,000)	(388,000)
Net increase (decrease) in cash	(274,000)	328,000
Cash, beginning of year	521,000	193,000
Cash, end of year	$247,000	$521,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$120,000	$116,000
Income taxes	$2,000	$—
Non-cash investing and financing activities:
Electronika sales guarantee	$658,000	—
Shareholder debt eliminated by offset	$(658,000)	$—

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Torotel specializes in the custom design and manufacture of a wide variety of precision magnetic components, consisting of transformers, inductors, reactors, chokes and toroidal coils. Approximately 95% of Torotel’s sales during fiscal 2007 were derived from domestic customers. The following summarizes the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of Torotel, Inc. and its wholly owned subsidiaries, Torotel Products, Inc. and Electronika, Inc. and Subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Significant estimates used in preparing these consolidated financial statements include those assumed in computing the carrying value of equipment, allowance for doubtful accounts receivable, reserve for obsolete and excess inventory, the valuation allowance on deferred tax assets and the reserve for warranty costs. Accordingly, actual results could differ from those estimates. Any changes in estimates are recorded in the period in which they become known.

Credit Risk

Financial instruments that potentially subject Torotel to concentrations of credit risk consist principally of cash and accounts receivable. Torotel grants unsecured credit to substantially all of its customers. Management does not believe that it is exposed to any extraordinary credit risk as a result of this policy.

Torotel deposits all monies at the Bank of Blue Valley. These accounts are secured up to $100,000 by the Federal Deposit Insurance Corporation. At various times and at April 30, 2007, these cash balances exceed federally insured limits. Torotel has not experienced any losses in such accounts. Management does not believe Torotel is exposed to any significant credit risk with respect to its cash and cash equivalents.

Fair Value of Financial Instruments

Cost approximates market for all financial instruments as of April 30, 2007 and 2006.

Treasury Stock

Torotel utilizes the weighted average cost method in accounting for its treasury stock transactions.

Revenue Recognition

Revenue is recognized on contracts and orders on the date the product is shipped to the customer (unit-of-delivery method). Torotel’s annual consolidated sales arising from contracts having deliveries scheduled over a period of more than one year for fiscal years 2007 and 2006 were approximately 23% and 20%, respectively, because of the contracts for the potted coil assembly.

Allowance for Doubtful Accounts

Gross trade accounts receivable are offset with an allowance for doubtful accounts. The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in Torotel’s existing accounts receivable. Management reviews the allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectibility. Account balances are charged against the allowance when placed for collection. Recoveries of receivables previously written off are recorded when received. The majority of the customer accounts are considered past due after the invoice becomes older than the customer’s credit terms. Interest is not charged on past due accounts.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using a moving average cost method of valuation that currently and historically approximates the first-in, first-out method. Torotel’s industry is characterized by short-term customer commitments and changes in demand, as well as other market considerations. Provisions for estimated obsolete and excess inventory are based on reviews of inventory usage, quantities on hand and latest product demand information from customers. Inventories are reviewed in detail utilizing a 12-month time horizon. Individual part numbers that have not had any usage in a 12-month time period are categorized as obsolete; individual part numbers having more than a 12-month supply based on the current year’s usage are categorized as excess. The reserve balance is analyzed for adequacy along with the inventory review each quarter.

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

Intangible Assets

The intangible assets acquired in the purchase of Electronika are accounted for under Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets. SFAS 142 requires that intangible assets be amortized over their useful life and tested for impairment annually (see Note M of Notes to Consolidated Financial Statements).

Equity Investment in Apex

Torotel has a 12.88% interest in Apex. The investment in Apex has no carrying value on the consolidated balance sheet of Torotel, and in the opinion of Torotel management, it is not likely that any of the investment will be recovered because of Apex’s continued financial losses. If Apex were to eventually be sold, any cash recovered would be recognized as a gain upon receipt of the proceeds.

Advertising Costs

Advertising costs are expensed as incurred. For the years ended April 30, 2007 and 2006, advertising costs were $23,000 and $4,000, respectively.

Warranty Costs

Torotel has a reserve for estimated warranty costs associated with products returned from customers. A limited warranty is provided for a period of one year which requires Torotel to repair or replace defective products at no cost to the customer. The warranty reserve is based on historical experience and reflects management’s best estimate of probable liability under the product warranties.

Share-Based Compensation

Effective May 1, 2006, Torotel adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment, using the modified prospective method of adoption under the provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. In accordance with the modified prospective method, results for prior periods have not been restated. Prior to May 1, 2006, Torotel accounted for all stock option grants under the provisions of APB Opinion 25, Accounting for Stock Issued to Employees and related interpretations; and accounted for all grants involving stock appreciation rights (“SARs”) under the provisions of SFAS 123 using the intrinsic value measurement guidelines of APB Opinion 25. The adoption of SFAS 123(R) on existing stock option grants did not have any impact on Torotel’s financial condition or results of operations for the year ended April 30, 2007; the adoption of SFAS 123(R) for the SARs resulted in a cumulative effect reduction in stock compensation costs of $8,000 for the year ended April 30, 2007.

Adjustment to Accumulated Deficit

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), Financial Statements—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. This Bulletin provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated and should be restated. SAB 108 became effective for fiscal years ending after November 15, 2006. Historically, Torotel evaluated unrecorded differences using the “roll-over” method, which focused primarily on the impact of unrecorded differences, including the reversal of prior-year unrecorded differences, on the current year consolidated statement of operations. As required by SAB 108, Torotel must now evaluate misstatements under a “dual approach” method, which requires quantification under both the “roll-over” and the “iron curtain” methods. The “iron curtain” method quantifies misstatements based on the effects of correcting the period-end consolidated balance sheet. In accordance with the transition provisions of SAB 108, Torotel recorded an aggregate adjustment of $15,000 that increased the beginning accumulated deficit as of May 1, 2006. These adjustments were considered to be immaterial to our consolidated statements of operations in prior years, under the “roll-over” method. The components of the adjustment are detailed in the tables below:

Changes to the
Consolidated Statements of Operations
Year Ended April 30,

	2006	2005 and prior years	SAB 108 Cumulative Effect
Cost of goods sold(a)	$14,000	$13,000	$27,000
Selling, general and administrative expenses(b)	—	(12,000)	(12,000)
Total	$14,000	$1,000	$15,000

The following footnotes refer to the table above.

(a)           To increase accrued liabilities for estimated warranty costs

(b)          To reduce allowance for doubtful accounts and increase accounts receivable, net

New Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In particular, this interpretation requires uncertain tax positions to be recognized only if they are, more likely than not, to be upheld based on their technical merits. Additionally, the measurement of the tax position will be based on the largest amount that is determined to have greater than a 50% likelihood of realization upon ultimate settlement. Any resulting cumulative effect of applying the provisions of FIN 48 upon adoption would be reported as an adjustment to the beginning balance of retained earnings and an adjustment to tax liabilities in the period of adoption. FIN 48 will be effective beginning May 1, 2007. Torotel does not believe the adoption of FIN 48 will have a material effect on its results of operations, financial condition and cash flows.

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

In October 2006, the FASB issued FSP No. FAS 123(R)-6, Technical Corrections of FASB Statement No. 123(R), which amends various provisions of SFAS No. 123(R). FSP No. FAS 123(R)-6 (1) exempts non-public entities from disclosing the aggregate intrinsic value of outstanding fully vested share options (or share units) and share options expected to vest, (2) revises the computation of the minimum compensation cost that must be recognized to comply with paragraph 42 of SFAS No. 123(R), (3) amends paragraph A170 of Illustration 13(e) to indicate that at the date that the illustrative awards were no longer probable of vesting, any previously recognized compensation cost should have been reversed, and (4) amends the definition of “short-term inducement” to exclude an offer to settle an award. The provisions of FSP No. FAS 123(R)-6 became effective in the first reporting period beginning after October 20, 2006. Retrospective application is required if an entity had been applying Statement 123(R) inconsistent with the guidance in FSP No. FAS 123(R)-6. The adoption of FSP No. FAS 123(R)-6 did not have a material impact on Torotel’s results of operations, financial condition and cash flows for the year ended April 30, 2007.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS 159 applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. Torotel is currently evaluating the effect of the guidance contained in SFAS 159 and does not expect the implementation to have a material effect on its results of operations, financial condition and cash flows.

NOTE B—INVENTORIES

The following table summarizes the components of inventories:

Raw materials	$604,000
Work in process	135,000
Finished goods	76,000
815,000
Less: reserve for obsolete and excess inventories	380,000
$435,000

During the fourth quarter ended April 30, 2007, Torotel installed a software update to its computer system. This update featured a new report, which in management’s opinion, provides better information for evaluating obsolete and excess inventory. As a result of using this new report, Torotel decreased its reserve for obsolete and excess inventory by $100,000. This change in estimate is included in the cost of goods sold in the accompanying consolidated statement of operations.

NOTE C—FINANCING AGREEMENTS

On June 25, 2006, Torotel Products refinanced its mortgage debt with the Bank of Blue Valley. Under the terms of the new financing, the outstanding balance bears interest at a fixed rate of 8.0% per annum. The note requires monthly principal and interest payments of $9,947. The note, which continues to be guaranteed by Torotel, Inc. and Electronika, Inc., has a maturity date of June 25, 2011, may be prepaid without penalty and is collateralized by substantially all assets of Torotel. Proceeds of the original loan were used to purchase and make improvements to the land and buildings in Olathe, Kansas, and to payoff a $325,000 balance on a first mortgage loan on the Grandview property held by United Trust Bank. As of April 30, 2007, the outstanding balance was $769,000.

On September 30, 2006, Torotel Products renewed its $200,000 revolving credit agreement with Bank of Blue Valley. Advances under the credit line are limited to 75% of eligible billed receivables. The revolving line is collateralized by the land and buildings in Olathe, Kansas. Under the terms of the agreement, the outstanding balance of the revolving line bears interest at 1.25% over the bank’s corporate base rate and has a maturity date of September 30, 2007. As of April 30, 2007, the effective borrowing rate was 9.50% and the entire credit line was available.

Information concerning Torotel’s long-term indebtedness is as follows:

Note payable to Bank of Blue Valley, maturing June 2011	$769,000
Less: Current maturities	58,000
$711,000

The amount of long-term debt maturing in each of the next five years is as follows:

Year Ending April 30,	Amount
2008	$58,000
2009	64,000
2010	69,000
2011	75,000
2012	503,000
$769,000

NOTE D—INCOME TAXES

The provision for income taxes reflected in the consolidated statements of operations differs from the amounts computed at the federal statutory tax rates. The principal differences between the statutory income tax expense and the effective provision for income taxes are summarized as follows:

	2007	2006
Computed tax expense (benefit) at statutory rates	$(66,000)	$159,000
Addition to (utilization of) net operating loss carryforwards	66,000	(159,000)
Decrease (increase) in deferred tax assets	(37,000)	13,000
Increase (decrease) in valuation allowance	37,000	(13,000)
	$—	$—

Torotel has available as benefits to reduce future income taxes, subject to applicable limitations, the following estimated net operating loss (“NOL”) carryforwards:

Year of Expiration	NOL Carryforwards
2009	$13,000
2010	694,000
2011	319,000
2012	355,000
2013	801,000
2019	2,960,000
2020	8,000
2021	2,000
2022	57,000
2023	1,000
2024	77,000
2025	212,000
$5,499,000

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

Net operating loss carryforwards	$1,730,000
Inventory valuation reserve	118,000
Amortization and impairment of intangibles	402,000
Loss on equity and impairment in investee	349,000
Tax credit carryforwards	19,000
Other	49,000
2,667,000
Less: valuation allowance	2,667,000
$—

NOTE E—COMMITMENTS AND CONTINGENCIES

Torotel is a party to four operating leases, which include a digital copier and fax, a digital color copier, and two automobiles. All four leases are non-cancelable. As of April 30, 2007, there were no capital lease obligations. Future minimum lease payments are as follows:

Year Ending April 30,	Operating Leases
2008	$31,000
2009	14,000
2010	5,000
$50,000

Total rent expense for all operating leases for the years ended April 30, 2007 and 2006, was $48,000 for each year.

NOTE F—EMPLOYEE INCENTIVE PLANS

Short-term Cash Incentive Plan

The Short-term Cash Incentive Plan (“STIP”) becomes effective for fiscal year 2008. The purpose of the STIP is to promote the long-term financial performance of Torotel by providing all key employees with the opportunity to earn cash awards for accomplishing annual goals for Return on Capital Employed (“ROCE”) as defined in the Plan, which is filed as Exhibit 10.8 of this Form 10-KSB and herein incorporated by reference.

Long-term Incentive Plans

The Long-term Incentive Plans (“LTIPs”), which consist of a Stock Award Plan and a Long-term Cash Incentive Plan, also become effective for fiscal year 2008. The purpose of the LTIPs is to provide incentives that will attract and retain highly competent persons as key employees to promote the long-term financial performance of Torotel by providing key employees an opportunity to earn stock and cash awards for accomplishing long-range goals for sales growth, earnings growth, ROCE and debt to equity, as defined and measured in the Stock Award Plan and the Long-term Cash Incentive Plan, which are filed as Exhibits 10.9 and 10.10 of this Form 10-KSB, respectively.

Stock Award Plan

The Stock Award Plan (“SAP”) provides key employees the opportunity to acquire common stock of Torotel pursuant to awards earned for accomplishing goals that promote the long-term financial performance of Torotel. Under the terms of the SAP, stock awards are in the form of restricted stock having a five (5) year restriction period, which shall lapse based on certain conditions as outlined in the SAP. All stock awards are represented by a Restricted Stock Agreement, which afford the grantees all of the rights of a stockholder with respect to the award shares, including the right to vote such shares and to receive dividends and other distributions payable with respect to such shares since the Date of Award.

Long-term Cash Incentive Plan

The Long-term Cash Incentive Plan (“LTCIP”) provides key employees with the opportunity to earn cash awards for accomplishing annual goals based on predetermined targets for average annual sales and earnings growth, ROCE and debt to equity. Under the terms of the LTCIP, awards will not be paid if Torotel’s performance on any LTCIP metric is less than the threshold level of performance defined for that LTCIP metric.

Incentive Compensation Plan

Torotel’s shareholders approved the Incentive Compensation Plan (“ICP”) in 1994. The ICP has been terminated as of April 30, 2007. The ICP provided for participants to receive incentive payments in cash and/or Torotel common stock based on targeted pretax earnings, as defined in the ICP. There were no awards for the year ended April 30, 2007. Incentive awards of $73,000 were incurred under ICP for the year ended April 30, 2006.

Employee Stock Option Plans

In accordance with the Incentive Compensation Plan approved on September 19, 1994, Torotel reserved 400,000 common shares for issuance to key employees pursuant to the exercise of incentive and non-qualified stock options granted prior to June 20, 2004. The options were accounted for under APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for this Plan. The incentive stock options had a term of five years when issued and vested 50% per year during the first two years. The non-qualified stock options had a term of ten years when issued and vested 25% per year during the first four years.

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

	2007		2006
		Weighted		Weighted
	Shares	Average	Shares	Average
	Under	Exercise	Under	Exercise
	Option	Price	Option	Price
Outstanding at beginning of year	40,000	$.37	40,000	$.37
Granted	—	—	—	—
Exercised	(40,000)	.37	—	—
Forfeited	—	—	—	—
Outstanding at end of year	—	$—	40,000	$.37
Options exercisable at end of period	—	$—	40,000	$.37
Weighted average fair value of options granted during the year		—		—

The total aggregate intrinsic value of the 40,000 shares exercised was $2,400. These 40,000 shares were released from treasury at the time of exercise. The following information applies to options outstanding for each period through April 30:

	2007	2006
Number outstanding	—	40,000
Range of exercise prices	—	$.37
Weighted average exercise price	—	$.37
Weighted average remaining contractual life	—	.50 yr.

401(k) Retirement Plan

Torotel has a 401(k) Retirement Plan for Torotel Products’ employees. Employer contributions to the Plan are at the discretion of the Board of Directors. Employer contributions to the Plan were $6,000 and $5,000 for the years ended April 30, 2007 and 2006, respectively.

NOTE G—RESTRICTED STOCK AGREEMENTS

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

A Restricted Stock Agreement having a measurement date of February 12, 2007, was entered into between Torotel and E. Mark Flynn, as part of Mr. Flynn’s employment as Vice President of Torotel Products, Inc., with primary responsibilities being supply chain management and development. The amount of the restricted stock award was 25,000 shares of common stock, $.01 par value per share. Based upon Mr. Flynn attaining mutually agreed upon written annual goals, the restricted shares shall be released from the restrictions on transfer and risk of forfeiture in the amount of 5,000 shares per year for five years beginning February 12, 2008, and each anniversary thereof. Based on the market price of $.45 for Torotel’s common stock as of February 12, 2007, the fair value of the restricted stock at the date of award was $11,250. Of this amount, $250 was credited to common stock at par value and the excess of $11,000 was credited to additional paid-in capital. The restricted shares are treated as non-vested stock pursuant to SFAS 123(R). Accordingly, an offset amount, classified as unearned stock compensation, is included in the consolidated balance sheet under stockholders’ equity. Stock compensation cost of $562.50 per quarter will be recorded during the aggregate five-year vesting period provided the mutually agreed upon goals are achieved.

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

Restricted stock activity for the year ended April 30 is summarized as follows:

2007
	Weighted	Weighted
	Shares	Average
	Under	Grant Date
	Option	Value
Outstanding at beginning of period	—	—
Granted	225,000	$.317
Vested	—	—
Forfeited	—	—
Outstanding at end of period	225,000	$.317

NOTE H—STOCKHOLDERS’ EQUITY

The components of stockholders’ equity are summarized as follows:

Common stock, at par value	$54,000
Capital in excess of par value	12,331,000
Unearned stock compensation	(61,000)
Accumulated deficit	(10,941,000)
1,383,000
Less treasury stock, at cost, 31,205 shares	90,000
$1,293,000

Torotel has 6,000,000 shares of common stock, $.01 par value, authorized and 5,376,590 shares issued and outstanding. The changes in shares of common stock outstanding are summarized as follows:

Balance, May 1, 2006	5,111,590
Issuance of restricted stock	225,000
Issuance of treasury stock	40,000
Balance, April 30, 2007	5,376,590

NOTE I—EARNINGS PER SHARE

SFAS 128, Earnings per Share, requires dual presentation of basic and diluted EPS on the face of the statement of operations. It also requires a reconciliation of the numerator and denominator used in computing basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion 15. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The 225,000 shares issued pursuant to the Restricted Stock Agreement (see Note G of Notes to Consolidated Financial Statements) meet the definition of contingently issuable shares as outlined in SFAS No. 128; as a result, these shares will not be included in the basic EPS calculation until the performance measurements have been satisfied. The restricted shares will be treated as a common stock equivalent for the diluted EPS calculation.

Pursuant to SFAS 128, the basic and diluted earnings per common share were computed as follows:

	2007	2006
Earnings (loss) before cumulative effect	$(135,000)	$463,000
Cumulative effect	8,000	—
Net earnings (loss)	$(127,000)	$463,000
Weighted average common shares outstanding for basic EPS	5,133,837	5,111,590
Incremental shares for effect of restricted stock and options	—	8,891
Weighted average common shares outstanding for dilutive EPS	5,133,837	5,120,481
Basic and diluted earnings (loss) per share:
Before cumulative effect	$(.02)	$.09
Cumulative effect	—	—
	$(.02)	$.09

No incremental shares are included in the 2007 EPS calculations for the 40,000 shares under option exercised during the year or the 225,000 shares of restricted common stock since the effect would be anti-dilutive.

NOTE J—ACCRUED LIABILITIES

Accrued liabilities consist of the following:

Employee related expenses:
Accrued payroll	$94,000
Deferred compensation	24,000
Other	19,000
137,000
Other, including interest:
Warranty reserve	$31,000
Real estate taxes	25,000
Other	9,000
65,000
$202,000

NOTE K—GAIN ON SETTLEMENT OF DEBT

Other income as presented in the accompanying consolidated statements of operations for the year ended April 30, 2006, includes a net gain of $35,000 resulting from the settlement of an old liability at an amount lower than originally recorded.

NOTE L—INFORMATION ABOUT MAJOR CUSTOMERS

For the year ended April 30, 2007, sales to two major customers accounted for 28% and 12% of consolidated net sales. For the year ended April 30, 2006, sales to two major customers accounted for 25% and 15% of consolidated net sales.

NOTE M—AMORTIZATION OF INTANGIBLE ASSETS

Since the acquisition of Electronika in 2002 primarily involved the purchase of certain technology-based intangible assets, annual reviews were performed to determine the amount of any impairment. The selling shareholders of Electronika (“the Caloyeras family”) contractually guaranteed that the aggregate sales from Electronika’s existing ballast designs over the first five (5) full fiscal years, specifically fiscal years 2003-2007, would be at least $2,500,000, which based on the terms of the Manufacturing Agreement with Magnetika, Inc., would result in an aggregate gross profit of $1,500,000 before any operating expenses. Actual aggregate sales during this five-year period were $1,404,000, resulting in an aggregate gross profit of $842,000. The gross profit shortfall resulted in an amount recoverable from the Caloyeras family of $658,000. Per an offset agreement with the Caloyeras family, filed as Exhibit 10.2 on Form 8-K on April 20, 2007, the recoverable amount was offset against a $750,000 note payable to the Caloyeras family having an extended maturity date of April 30, 2007, with the net balance of $92,000 being paid in cash by Torotel. For purposes of such offset agreement, the Caloyeras family agreed to extend the maturity date of the note payable in return for a loan extension fee of $11,525, which is included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

The following table provides the adjusted gross carrying value and accumulated amortization for each major class of intangible asset based on Torotel’s reassessment of previously recognized intangible assets in accordance with the adoption of SFAS 142, Goodwill and Other Intangible Assets:

		2007		2006
	Average	Gross		Gross
	Amortizable	Carrying	Accumulated	Carrying	Accumulated
	Life	Amount	Amortization	Amount	Amortization
Aircraft—ballasts	3	$490,000	$490,000	$1,148,000	$457,000

The total intangible amortization expense for the years ended April 30, 2007 and 2006 was $33,000 and $79,000, respectively. No further amortization expense will be incurred for these intangible assets.

NOTE N—EQUITY INVESTMENT

On March 29, 2002, Torotel acquired a 17.8% equity interest in Apex. The total investment of $1,035,000 consisted of $35,000 in acquisition costs and a stock purchase of 4,000,000 common shares for $1,000,000, of which $250,000 came from available cash and the remaining $750,000 from loan proceeds from the Caloyeras Family Partnership (see Note M of Notes to Consolidated Financial Statements). The Caloyeras Family Partnership and a Caloyeras Trust also acquired 4,000,000 shares of Apex on the same terms as Torotel. On May 23, 2003, Torotel purchased an additional 355,637common shares of Apex stock for $89,000 at 25 cents per share. As of April 30, 2006, Torotel now owns a 12.88% equity interest in Apex. The investment in Apex has no carrying value on the consolidated balance sheet of Torotel, and in the opinion of Torotel management, it is not likely that any of the investment will be recovered because of Apex’s continued financial losses. If Apex were to eventually be sold, any cash recovered would be recognized as a gain upon receipt of any proceeds.

NOTE O—STOCK APPRECIATION RIGHTS (SARs)

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

Pursuant to the Plan, 20,000 SARs were granted on the effective date to each of the three current non-employee directors. The initial price at which each SAR was granted was $.35, which equaled the market price of Torotel’s common stock on the date of grant. Accordingly, no compensation cost was recognized at the time of grant in accordance with APB Opinion 25, prior to the adoption of SFAS No. 123(R) on May 1, 2006, as discussed in Note A of Notes to Consolidated Financial Statements.

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

In accordance with SFAS 123(R), compensation expense is recognized over the vesting period based upon the estimated fair value of the SARs pursuant to the terms of the Plan using the Black-Scholes options-pricing model as of the end of each financial reporting period. As of April 30, 2007, the fair value of the SARs was determined using the following assumptions: no dividend payments over the life of the SARs since Torotel has not issued any form of dividend since 1985; an expected volatility of 174.8% based on Torotel’s historical volatility using the weekly closing price over the past 4.25 years; a risk-free interest rate of 4.50%; and an expected life of 4.25 years based on the length of service estimated to be served. Based on these assumptions, the fair value prices per share of the outstanding SARs are summarized as follows:

	SARs				Aggregate	Aggregate
	Under	Exercise	Fair Value	%	Vested	Intrinsic
Grant Date	Option	Price	Price	Vested	Fair Value	Value
October 1, 2004	60,000	$.350	$.473	67%	$19,000	$9,000
May 1, 2005	30,000	$.302	$.475	33%	$5,000	$6,000
May 1, 2006	30,000	$.695	$.462	0%	$—	$—

The vested portion represents 50,100 SARs. As of April 30, 2007, the total aggregate intrinsic value of these exercisable SARs was $8,000.

SARs transactions for each period though April 30 are summarized as follows:

	2007		2006
		Weight		Weighted
	SARs	Average	SARs	Average
	Under	Grant	Under	Grant
	Option	Price	Option	Price
Outstanding at beginning of period	90,000	$.334	60,000	$.350
Granted	30,000	$.695	30,000	$.302
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at end of period	120,000	$.424	90,000	$.334
SARs exercisable at end of period	50,100	$.341	20,000	$.350
Weighted average fair value of
SARs granted during the period		$.462		$.686

The following information applies to SARs outstanding for each period through April 30:

	2007	2006
Number outstanding	120,000	90,000
Range of grant prices	$.302 - $.695	$.302 - $.350
Weighted average grant price	$.424	$.334
Weighted average remaining contractual life	7.96 yrs.	8.61 yrs.

Total compensation expense for the outstanding SARs for the year ended April 30, 2007, was a reduction of $9,000, which included an $8,000 reduction for the cumulative effect of adopting SFAS No. 123(R). Total compensation expense for the outstanding SARs for the year ended April 30, 2006, was $29,000. As of April 30, 2007, there was $33,000 of total unrecognized compensation expense related to non-vested SARs granted under the Plan. That cost is expected to be recognized over a weighted average period of ..96 years. The liability for SARs on the consolidated balance sheet as of April 30, 2007, was $24,000.

The following table summarizes the pro forma effect if compensation cost for the Plan had been determined applying the fair value based method to all outstanding SARs in the period presented:

2006
Net earnings	$463,000
Add: Stock-based compensation expense included in reported net earnings	29,000
Deduct: Stock-based compensation expense determined under fair value based method	14,000
Pro forma net earnings	$478,000
Basic and diluted earnings per share:
as reported	$.09
pro forma	$.09

NOTE P—AGREEMENTS WITH RELATED PARTY

Electronika’s requirements for the ballast transformers are outsourced pursuant to a Manufacturing Agreement with Magnetika, a corporation owned by the Caloyeras family. Under the terms of the agreement, Magnetika provides all necessary raw material, labor, testing, packaging and related services required to complete the manufacture, delivery and sale of the ballast transformers, and Electronika is obligated to order all of its ballast transformer requirements exclusively from Magnetika. Electronika retains ownership of all designs, drawings, specifications and intellectual property rights associated with the ballast transformers. In exchange for the services provided to Electronika under the Manufacturing Agreement, Magnetika receives 40 percent of the net sales price of all ballast transformers sold by Electronika, plus a $2,500 per month management fee for processing all quotations and orders. Per the Manufacturing Agreement, the monthly management fee will no longer be incurred because of Electronika’s lower sales volume. The Manufacturing Agreement continues in effect until April 1, 2012. In the fiscal year ended April 30, 2007, Electronika incurred costs of $78,000 for goods and services purchased on trade terms of net 20 days pursuant to the Manufacturing Agreement. Of the amount purchased, $38,000 was due and payable as of April 30, 2007.

Pursuant to a purchase option settlement agreement, filed as Exhibit 10.1 on Form 8-K on April 20, 2007, the Caloyeras family granted to Torotel, until July 31, 2007, the option for Torotel to purchase all, but not less than all, of the 2,537,505 shares of Torotel common stock owned by the Caloyeras family, at seventy cents ($.70) per share for a total cash purchase price of $1,776,000, subject to the provisions of the agreement. As part of the agreement, Basil P. Caloyeras dismissed without prejudice the action captioned Basil Caloyeras v. Torotel, Inc., No. 06-2485-KHV (United States District Court, District of Kansas), agreed to obtain mutual releases of all claims in the event the shares are purchased pursuant to this option, and made a covenant not to sue prior to July 31, 2007, in consideration for Torotel agreeing that neither it, nor any subsidiary or affiliate controlled by it will, prior to July 31, 2007: (i) issue any shares, restricted or otherwise, of capital stock of Torotel; (ii) grant any options to purchase any shares of capital stock of Torotel; (iii) enter in any new employment agreements to which Torotel will be a party; (iv) modify, amend or alter any employment agreements to which Torotel is a party; or (v) effect a merger, recapitalization, reorganization or other corporate transaction which would have the effect of diluting the percentage interest of the Caloyeras Family Partnership and the Caloyeras Shareholders in Torotel. Torotel’s Board of Directors is seeking a 60-day extension of the option. In the event that an extension is not granted, Torotel intends to let the option expire. In the event the option does expire, it is possible that the Caloyeras family will re-file the litigation.

NOTE Q—GRANDVIEW, MISSOURI REAL ESTATE

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

PART III

ITEM 9.                Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The information required by Items 401 and 405 of Regulation S-B is contained in Torotel’s 2007 Proxy Statement under the sections titled “Voting Securities and Principal Holders Thereof” and “Proposal One—Election to the Board of Directors”, which are herein incorporated by reference.

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

Audit Committee Members

The Audit Committee of the Board of Directors is comprised of three independent directors, S. Kirk Lambright, Jr., Anthony H. Lewis and Stephen K. Swinson. The Board of Directors considers Stephen K. Swinson to be an audit committee financial expert based on his experience as a chief financial officer.

ITEM 10.         Executive Compensation

The information required by Item 402 of Regulation S-B is contained in Torotel’s 2007 Proxy Statement under the section titled “Executive Officer Compensation”, which is herein incorporated by reference.

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

ITEM 11.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 201(d) and Item 403 of Regulation S-B is contained in Torotel’s 2007 Proxy Statement under the sections titled “Voting Securities and Principal Holders Thereof” and “Proposal One—Election to the Board of Directors”, which are herein incorporated by reference.

ITEM 12.         Certain Relationships and Related Transactions, and Director Independence

Employment Agreements

Torotel has employment agreements with Dale H. Sizemore, Jr. and H. James Serrone, as described in Item 10 above. The annual value of the agreements is presently $148,000 and $123,000, respectively.

Related Transactions

The Caloyeras family presently controls 47% of Torotel’s outstanding common shares. For the year ended April 30, 2007, Electronika, a wholly-owned subsidiary of Torotel, incurred costs of $78,000 for goods and services purchased pursuant to a Manufacturing Agreement with Magnetika, Inc., a corporation owned by the Caloyeras family. Of the amount purchased, $38,000 was due and payable as of April 30, 2007.

Pursuant to a purchase option settlement agreement, filed as Exhibit 10.1 on Form 8-K on April 20, 2007, the Caloyeras family granted to Torotel, until July 31, 2007, the option for Torotel to purchase all, but not less than all, of the 2,537,505 shares of Torotel common stock owned by the Caloyeras family, at seventy cents ($.70) per share for a total cash purchase price of $1,776,000, subject to the provisions of the agreement. As part of the agreement, Basil P. Caloyeras dismissed without prejudice the action captioned Basil Caloyeras v. Torotel, Inc., No. 06-2485-KHV (United States District Court, District of Kansas), agreed to obtain mutual releases of all claims in the event the shares are purchased pursuant to this option, and made a covenant not to sue prior to July 31, 2007, in consideration for Torotel agreeing that neither it, nor any subsidiary or affiliate controlled by it will, prior to July 31, 2007: (i) issue any shares, restricted or otherwise, of capital stock of Torotel; (ii) grant any options to purchase any shares of capital stock of Torotel; (iii) enter in any new employment agreements to which Torotel will be a party; (iv) modify, amend or alter any employment agreements to which Torotel is a party; or (v) effect a merger, recapitalization, reorganization or other corporate transaction which would have the effect of diluting the percentage interest of the Caloyeras Family Partnership and the Caloyeras Shareholders in Torotel. Torotel’s Board of Directors is seeking a 60-day extension of the option. In the event that an extension is not granted, Torotel intends to let the option expire. In the event the option does expire, it is possible that the Caloyeras family will re-file the litigation.

ITEM 13.         Exhibits

(a)          Exhibits (Electronic Filing Only)

Exhibit 3.1	Articles of Incorporation (incorporated by reference to Exhibit 3 of Form 10-QSB filed with the SEC on March 13, 2000)
Exhibit 3.2	By-laws (incorporated by reference to Exhibit 3.1 of Form 8-K filed with the SEC on July 7, 2006)
Exhibit 10.1	Form of Employment Agreement (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the SEC on July 7, 2006)
Exhibit 10.2	Manufacturing Agreement with Magnetika, Inc. (incorporated by Reference to Exhibit 8.4 of Form 8-K filed with the SEC on April 15, 2002)

Exhibit 10.3	Secured Promissory Note Payable to Caloyeras Family Partnership (incorporated by reference to Exhibit 5 of Form 8-K filed with the SEC on April 17, 2002)
Exhibit 10.4	Restricted Stock Agreement with Benjamin E. Ames, Jr. (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the SEC on August 4, 2006)
Exhibit 10.5	Restricted Stock Agreement with E. Mark Flynn (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed with the SEC on March 16, 2007)
Exhibit 10.6	Purchase Option Agreement with the Caloyeras Family Partnership (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the SEC on April 20, 2007)
Exhibit 10.7	Offset Agreement with the Caloyeras Family Partnership (incorporated by reference to Exhibit 10.2 of Form 8-K filed with the SEC on April 20, 2007)
Exhibit 10.8	Short-term Cash Incentive Plan
Exhibit 10.9	Stock Award Plan
Exhibit 10.10	Long-term Cash Incentive Plan
Exhibit 14	Code of Ethics for Directors, Executive Officers, Significant Employees (incorporated by reference to Exhibit 14 of Form 10-KSB filed with the SEC on February 16, 2005)
Exhibit 16	Letter re change in certifying accountant (incorporated by reference to Exhibit 16.1 of Form 8-K filed with the SEC on September 2, 2005)
Exhibit 21	Subsidiaries of the Registrant
Exhibit 31.1	Officer Certification
Exhibit 31.2	Officer Certification
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14.         Principal Accountant Fees and Services

The information required by Item 9(e) of Schedule 14A is contained in Torotel’s 2007 Proxy Statement under the section titled “Fees Paid to the Independent Accountants”, which is herein incorporated by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOROTEL, INC.
(Registrant)
By:	/s/ DALE H. SIZEMORE, JR.		By:	/s/ H. JAMES SERRONE
	Dale H. Sizemore, Jr.			H. James Serrone
	Chief Executive Officer			Chief Financial Officer
	Date:	July 30, 2007		Date:	July 30, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ DALE H. SIZEMORE, JR.		By:	/s/ ANTHONY L. LEWIS
	Dale H. Sizemore, Jr.			Anthony L. Lewis
	Chairman of the Board, President,			Director
	Chief Executive Officer and Director			Date:	July 30, 2007
	Date:	July 30, 2007
By::	/s/ RICHARD A. SIZEMORE		By:	/s/ STEPHEN K. SWINSON
	Richard A. Sizemore			Stephen K. Swinson
	Director			Director
	Date:	July 30, 2007		Date:	July 30, 2007
By::	/s/ H. JAMES SERRONE		By:	/s/ S. KIRK LAMBRIGHT, JR.
	H. James Serrone			S. Kirk Lambright, Jr.
	Vice President of Finance,			Director
	Chief Financial Officer, Secretary and Director			Date:	July 30, 2007
	Date:	July 30, 2007