Form 10QSB
period 2007-07-31
TOROTEL INC
filed 2007-09-14
CIK 98752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended July 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Yes ☐   No ☒

As of September 12, 2007, there were 5,952,340 shares of Common Stock, $.01 par value, outstanding.

Transitional small business format:  Yes ☐   No ☒

TOROTEL, INC. AND SUBSIDIARIES

PART I.     FINANCIAL INFORMATION

Item 1.       Financial Statements

CONSOLIDATED BALANCE SHEET (Unaudited)

As of July 31, 2007

ASSETS

Current assets:
Cash	$384,000
Accounts receivable, net	595,000
Inventories	470,000
Prepaid expenses and other current assets	71,000
1,520,000

Property, plant and equipment, net	1,008,000

Other assets	3,000
$2,531,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$60,000
Trade accounts payable	280,000
Accrued liabilities	253,000
593,000

Long-term debt, less current maturities	695,000

Stockholders’ equity	1,243,000
$2,531,000

The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended July 31,

	2007	2006
Net sales	$1,406,000	$1,199,000
Cost of goods sold	823,000	801,000

Gross profit	583,000	398,000

Operating expenses:
Engineering	65,000	64,000
Selling, general and administrative	556,000	446,000
Amortization of intangible assets	—	7,000
	621,000	517,000
Loss from operations	(38,000)	(119,000)

Other expense (income):
Interest expense	15,000	27,000
Interest income	—	(2,000)
	15,000	25,000
Loss before provision for income taxes and cumulative effect of change in accounting principle	(53,000)	(144,000)

Provision for income taxes	—	—

Loss before cumulative effect of change in accounting principle	(53,000)	(144,000)

Cumulative effect of change in accounting principle	—	8,000

Net loss	$(53,000)	$(136,000)

Basic loss per share:
Before cumulative effect	$(.01)	$(.03)
Cumulative effect	—	—
	$(.01)	$(.03)
Diluted loss per share:
Before cumulative effect	$(.01)	$(.03)
Cumulative effect	—	—
	$(.01)	$(.03)

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Three Months Ended July 31,

	2007	2006
Cash flows from operating activities:
Net loss	$(53,000)	$(136,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock compensation earned	3,000	—
Depreciation	23,000	21,000
Amortization	—	7,000
Change in value of stock appreciation rights	(1,000)	(14,000)
Increase (decrease) in cash flows from operations resulting from changes in:
Accounts receivable	158,000	174,000
Inventories	(35,000)	14,000
Prepaid expenses and other assets	(55,000)	(45,000)
Trade accounts payable	71,000	96,000
Accrued liabilities	52,000	10,000

Net cash provided by operating activities	163,000	127,000

Cash flows from investing activities:
Capital expenditures	(12,000)	(9,000)

Net cash used in investing activities	(12,000)	(9,000)

Cash flows from financing activities:
Principal payments on long-term debt	(14,000)	(18,000)

Net cash used in financing activities	(14,000)	(18,000)

Net increase in cash	137,000	100,000
Cash, beginning of period	247,000	521,000

Cash, end of period	$384,000	$621,000

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$15,000	$27,000
Income taxes payable	$—	$—

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 — Nature of Operations

Torotel specializes in the custom design and manufacture of a wide variety of precision magnetic components, consisting of transformers, inductors, reactors, chokes and toroidal coils, for use in commercial, industrial and military electronics.  Torotel also designs and distributes ballast transformers for the airline industry.  Approximately 98% of Torotel’s sales during the first three months of fiscal 2007 have been derived from domestic customers.

Note 2 — Basis of Presentation

The accompanying unaudited consolidated financial statements reflect the normal recurring adjustments which in the opinion of management are necessary to present fairly Torotel’s financial position at July 31, 2007, and the results of operations for the three months ended July 31, 2007.

The financial statements contained herein should be read in conjunction with Torotel’s financial statements and related notes filed on Form 10-KSB for the year ended April 30, 2007.

Note 3 — Inventories

The components of inventories are summarized as follows:

Raw materials	$581,000
Work in process	180,000
Finished goods	91,000
852,000
Less: reserve for obsolete and excess inventories	382,000
$470,000

Note 4 — Income Taxes

Effective May 1, 2007, Torotel adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an Interpretation of FASB No. 109, which clarified the accounting for uncertainty in tax positions.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  It is management’s responsibility to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  Any resulting cumulative effect of applying the provisions of FIN 48 upon adoption would be reported as an adjustment to the beginning balance of retained earnings and an adjustment to tax liabilities in the period of adoption.  Based on a third-party review of prior year federal and state tax returns, Torotel had no unrecognized tax benefits as of May 1, 2007; as of July 31, 2007, the income tax positions taken or expected to be taken for the open tax years are appropriately stated and supported for all open years and that the adoption of FIN 48 did not have a material effect on Torotel’s consolidated financial statements for the three months ended July 31, 2007.  Open tax years are April 30, 2003, 2004, 2005 and 2006.

Torotel would recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.  At the adoption date of May 1, 2007, and as of July  31, 2007, Torotel recorded no accrued interest or penalties related to uncertain tax positions.  Management expects no significant change in the amount of unrecognized tax benefit, accrued interest or penalties within the next twelve months.

Note 5 — Share-Based Compensation

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

Note 6 — Employee Stock Options

In accordance with the Incentive Compensation Plan approved by shareholders in 1994, Torotel reserved 400,000 common shares for issuance to key employees pursuant to the exercise of incentive stock options granted prior to June 20, 2004.  The incentive stock options had a term of five years when issued and vested 50% per year at the end of each of the first two years.  The exercise price of each option equaled the market price of Torotel’s common stock on the date of grant.  Accordingly, no compensation cost was recognized for the Plan at the time of grant, and no cost was incurred from the adoption of SFAS 123(R) as the outstanding options were fully vested in 2004.

The fair values of the options granted were estimated on the date of grant using the Black-Scholes options-pricing model.  The fair value of the incentive stock options was determined using the following weighted average assumptions: no dividend payments over the life of the options; expected volatility of 551.0%; risk-free interest rate of 3.50%; and expected life of five years.

There are no outstanding stock options as of July 31, 2007.  Stock option transactions for the period ended July 31, 2006,  are summarized as follows:

2006
Weighted
	Shares	Average
	Under	Exercise
	Option	Price
Outstanding at beginning of period	40,000	$.37
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at end of period	40,000	$.37
Options exercisable at end of period	40,000	$.37
Weighted average fair value of options granted during the year	—

The following information applies to options outstanding for the period ended July 31, 2006:

2006
Number outstanding	40,000
Range of exercise prices	$.37
Weighted average exercise price	$.37
Weighted average remaining contractual life	.25 yrs.

Note 7 — Restricted Stock Agreements

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

Effective July 31, 2006, a Restricted Stock Agreement was entered into between Torotel and Benjamin E. Ames, Jr., as part of Mr. Ames’ employment as Executive Vice President of Torotel Products, Inc., with primary responsibilities being new business development.  The amount of the restricted stock award was 200,000 shares of common stock, $.01 par value per share.  Based upon Mr. Ames attaining mutually agreed upon written annual goals, the restricted shares shall be released from the restrictions on transfer and risk of forfeiture in the amount of 40,000 shares per year for five years beginning July 31, 2007, and each anniversary thereof.  Based on the market price of $.30 for Torotel’s common stock as of July 31, 2006, the fair value of the restricted stock at the date of award was $60,000.  Of this amount, $2,000 was credited to common stock at par value and the excess of $58,000 was credited to additional paid-in capital.  The restricted shares are treated as non-vested stock pursuant to SFAS 123(R).  Accordingly, an offset amount, classified as unearned stock compensation, is included in the accompanying consolidated balance sheet under stockholders’ equity.  Stock compensation cost of $3,000 per quarter will be recorded during the aggregate five-year vesting period provided the mutually agreed upon goals are achieved.  As of July 31, 2007, 40,000 shares have been released from the restrictions on transfer.

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

Restricted stock activity for each period through July 31 is summarized as follows:

	2007		2006
	Restricted	Weighted	Restricted	Weighted
	Shares	Average	Shares	Average
	Under	Grant	Under	Grant
	Option	Price	Option	Price
Outstanding at beginning of period	225,000	$.317	—	—
Granted	—	—	200,000	$.300
Vested	(40,000)	$.300	—	—
Forfeited	—	—	—	—
Outstanding at end of period	185,000	$.320	200,000	$.300

On August 7, 2007, Restricted Stock Agreements were entered into between Torotel and 13 key employees pursuant to the Stock Award Plan (“SAP”).  The SAP provides key employees the opportunity to acquire common stock of Torotel pursuant to awards earned for accomplishing goals that promote the long-term financial performance of Torotel.  Under the terms of the SAP, which was filed as Exhibit 10.9 on Form 10-KSB on July 30, 2007, the restricted stock awards have a five (5) year restriction period, which shall lapse based on certain conditions as outlined in the SAP.  The Restricted Stock Agreements afford the grantees all of the rights of a stockholder with respect to the award shares, including the right to vote such shares and to receive dividends and other distributions payable with respect to such shares since the Date of Award.  The aggregate amount of the restricted stock awards was 575,750 shares of common stock, $.01 par value per share.  Based on the market price of $.50 for Torotel’s common stock as of August 7, 2007, the fair value of the restricted stock at the date of award was $287,875.  Of this amount, $5,757 will be credited to common stock at par value and the excess of $282,118 will be credited to additional paid-in capital. The restricted shares are treated as non-vested stock pursuant to SFAS 123(R).  Accordingly, an offset amount, classified as unearned stock compensation, will be included in future consolidated balance sheets under stockholders’ equity.  Stock compensation cost of $14,393.75 per quarter will be recorded during the five-year vesting period provided the financial performance metrics as outlined in the SAP are likely to be attained.

Note 8 — Stockholders’ Equity

The components of stockholders’ equity are summarized as follows:

Common stock, at par value	$54,000
Capital in excess of par value	12,331,000
Unearned stock compensation	(58,000)
Accumulated deficit	(10,994,000)
1,333,000
Less treasury stock, at cost	90,000
$1,243,000

Torotel has 6,000,000 shares of common stock, $.01 par value, authorized and 5,376,590 shares issued and outstanding.  The changes in shares of common stock outstanding are summarized as follows:

Balance, May 1, 2007	5,376,590
Restricted stock activity	—
Treasury stock activity	—
Balance, July 31, 2007	5,376,590

Note 9 — Earnings Per Share

Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, requires dual presentation of basic and diluted EPS on the face of the statement of operations.  It also requires a reconciliation of the numerator and denominator used in computing basic and diluted EPS.  Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion 15.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  The 185,000 shares issued and outstanding pursuant to the Restricted Stock Agreements (see Note 7 of Notes to Consolidated Financial Statements) meet the definition of contingently issuable shares as outlined in SFAS No. 128; as a result, these shares will not be included in the basic EPS calculation until the performance measurements have been satisfied.  The restricted shares will be treated as a common stock equivalent for the diluted EPS calculation.  Pursuant to SFAS No. 128, the basic and diluted earnings per common share were computed as follows:

	2007	2006
Loss before cumulative effect	$(53,000)	$(144,000)
Cumulative effect	—	8,000
Net loss	$(53,000)	$(136,000)

Weighted average common shares outstanding for basic EPS	5,152,025	5,111,590
Incremental shares for effect of stock options and restricted stock	—	—
Weighted average common shares outstanding for dilutive EPS	5,152,025	5,111,590

Basic loss per share:
Before cumulative effect	$(.01)	$(.03)
Cumulative effect	—	—
	$(.01)	$(.03)

Diluted loss per share:
Before cumulative effect	$(.01)	$(.03)
Cumulative effect	—	—
	$(.01)	$(.03)

No incremental shares are included in the 2007 EPS calculations for the 185,000 shares of restricted common stock since the effect would be anti-dilutive.  No incremental shares are included in the 2006 EPS calculations for the 40,000 shares under option or the 200,000 shares of restricted common stock since the effect would be anti-dilutive.

Note 10 — Stock Appreciation Rights

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

Pursuant to the Plan, 20,000 SARs were granted on the effective date to each of the three current non-employee directors serving at that time.  The initial price at which each SAR was granted was $.35, which equaled the market price of Torotel’s common stock on the date of grant.  Accordingly, no compensation cost was recognized at the time of grant in accordance with APB Opinion 25, prior to the adoption of SFAS No. 123(R) on May 1, 2006, as discussed in Note 5 of Notes to Consolidated Financial Statements.

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

In accordance with SFAS 123(R), compensation expense is recognized over the vesting period based upon the estimated fair value of the SARs pursuant to the terms of the Plan using the Black-Scholes options-pricing model as of the end of each financial reporting period.  As of July 31,2007, the fair value of the SARs was determined using the following assumptions: no dividend payments over the life of the SARs since Torotel has not issued any form of dividend since 1985; an expected volatility of 176.49% based on Torotel’s historical volatility using the weekly closing price over the past 4.00 years; a risk-free interest rate of 4.50%; and an expected life of 4.00 years based on the length of service estimated to be served.  Based on these assumptions, the fair value prices per share of the outstanding SARs are summarized as follows:

	SARs				Aggregate	Aggregate
	Under	Exercise	Fair Value	%	Vested	Intrinsic
Grant Date	Option	Price	Price	Vested	Fair Value	Value
October 1, 2004	60,000	$.350	$.328	67%	$13,000	$—
May 1, 2005	30,000	$.302	$.330	67%	$7,000	$2,000
May 1, 2006	30,000	$.695	$.318	33%	$3,000	$—
May 1, 2007	30,000	$.500	$.323	0%	$—	$—
June 4, 2007	10,000	$.412	$.326	0%	$—	$—

The vested portion represents 70,200 SARs.  As of July 31, 2007, the total aggregate intrinsic value of these exercisable SARs was $1,000.

SARs transactions for each period though July 31 are summarized as follows:

	2007		2006
		Weighted		Weighted
	SARs	Average	SARs	Average
	Under	Grant	Under	Grant
	Option	Price	Option	Price
Outstanding at beginning of period	120,000	$.424	90,000	$.334
Granted	40,000	$.478	30,000	$.695
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at end of period	160,000	$.438	120,000	$.424
SARs exercisable at end of period	70,200	$.385	29,700	$.334
Weighted average fair value of SARs granted during the period		$.324		$.590

The following information applies to SARs outstanding for each period through July 31:

	2007	2006
Number outstanding	160,000	120,000
Range of grant prices	$.302 - $.695	$.302 - $.695
Weighted average grant price	$.438	$.424
Weighted average remaining contractual life	8.22 yrs.	8.71 yrs.

Total compensation expense for the outstanding SARs for the three months ended July 31, 2007 and 2006, was a reduction of $1,000 and $15,000, respectively.  The reduction of $15,000 in 2006 included $8,000 for the cumulative effect of adopting SFAS No. 123(R).  As of July 31, 2007, there was $29,000 of total unrecognized compensation expense related to non-vested SARs granted under the Plan.  That cost is expected to be recognized over a weighted average period of 1.22 years.  The liability for SARs on the consolidated balance sheet as of July 31, 2007, was $23,000.

Note 11 — Related Party Event

The purchase option settlement agreement with the Caloyeras Family Partnership, filed as Exhibit 10.1 on Form 8-K on April 20, 2007, and incorporated herein by reference, expired on July 31, 2007.  The litigation that was part of the settlement agreement can be re-filed as a result of the expiration.

Note 12 — Concentrations of Credit Risk

Financial instruments that potentially subject Torotel to concentrations of credit risk consist principally of cash and accounts receivable.  Torotel grants unsecured credit to substantially all of its customers.  Management does not believe that it is exposed to any extraordinary credit risk as a result of this policy.  Torotel deposits all monies at the Bank of Blue Valley.  These accounts are secured up to $100,000 by the Federal Deposit Insurance Corporation.  At various times and at July 31, 2007, these cash balances exceed federally insured limits.  Torotel has not experienced any losses in such accounts.  Management does not believe Torotel is exposed to any significant credit risk with respect to its cash and cash equivalents.

Item 2.                          Management’s Discussion and Analysis or Plan of Operation

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

Electronika’s requirements for the ballast transformers are outsourced pursuant to a Manufacturing Agreement with Magnetika, a corporation owned by the Caloyeras family.  Under the terms of the agreement, Magnetika provides all necessary raw material, labor, testing, packaging and related services required to complete the manufacture, delivery and sale of the ballast transformers.  Electronika retains ownership of all designs, drawings, specifications and intellectual property rights associated with the ballast transformers.  Magnetika is a manufacturing company that, in addition to the aforementioned ballast transformers, manufactures various other products similar to those of Torotel for other unrelated customers.  Magnetika’s annual sales are estimated to be about two times the annual sales of Torotel.  Total purchases of goods from Magnetika by Electronika amounted to $5,000 for the three months ended July 31, 2007.

Business Outlook

The mix for the first quarter sales of fiscal 2008 was 45% defense, 40% aerospace and 15% commercial/industrial.  Management believes that the mix in fiscal 2008 should shift more toward defense as higher demand for the potted coil assembly for the Hellfire II missile system is projected.  In addition, management believes expanded selling and marketing efforts within our existing major customer base will yield a number of opportunities in new military programs.  Management also believes the aerospace segment will continue to be a strong market for new opportunities, especially with the major suppliers of the Boeing 787 Dreamliner.  New order bookings in the first quarter of fiscal 2008 increased 14% over the prior year quarter, exclusive of the $2.1 million contract for the potted coil assembly awarded in last year’s first quarter.  Management does anticipate another contract for the potted coil assembly to be awarded within the next few months, and continues to project an overall increase in new order bookings of 13% for fiscal 2008.  The primary factors that drive gross profit and net earnings for Torotel Products are sales volume and product mix.  The gross profits on mature products/programs and larger transformer devices tend to be higher than those that are still in the prototyping or early production stages and simpler inductor devices.  As a result, in any given accounting period the mix of product shipments between higher and lower margin jobs has a significant impact on the gross profit and net earnings of Torotel Products.

Torotel’s operating plan called for additional sales and marketing costs in the form of personnel and/or commissions and trade show exhibits.  Management is also committed to workforce development training as part of the ongoing efforts to improve Torotel’s processes and value streams.  Management believes a well developed growth strategy is in place and that these expenditures will continue to be necessary for achieving that growth.  As a result, near-term earnings will continue to be impacted by these costs, as well as increased auditing costs associated with complying with SEC regulations and the standards of the Public Company Accounting Oversight Board (United States), Sarbanes-Oxley Section 404 compliance, and legal costs that may be necessary in the event that litigation is re-filed by the Caloyeras family.  Torotel’s management will continue to focus its efforts in areas and solutions that they believe offer significant growth, which includes expanding the product base beyond electronic components.  The aircraft manufacturers continue to book orders at a record pace with substantial backlog through at least the end of the decade; Torotel will continue to expand its sales and marketing efforts in this area.   Management’s goal continues to be “9-by-9”, which is to reach a revenue level of $9 million by fiscal year 2009.

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

Three Months Ended July 31, 2007 Compared With Three Months Ended July 31, 2006

Net sales increased 17%.  The net sales of Torotel Products increased nearly 19% from $1,175,000 to $1,394,000.  This increase is attributable to higher demand for components used in aerospace applications and higher shipments of the potted coil assembly for the Hellfire II missile system.  The net sales of Electronika decreased 50% from $24,000 to $12,000, which is representative of the downward trend in Electronika’s sales.

Gross profit as a percentage of net sales increased 8%.  The gross profit percentage of Torotel Products increased 9% because of higher sales volume, higher direct margins associated with the product mix, and lower absorption of labor and overhead costs due to an increase in the level of work in process inventory for the potted coil assembly as part of the efforts to meet increasing demand.  Electronika’s gross profit as a percentage of net sales remained unchanged.

Engineering expenses, applicable only to Torotel Products, increased slightly from $64,000 to $65,000.  Management does anticipate an increase in the present level of engineering expenses during the next few quarters as additional engineering technical support is planned.

Selling, general and administrative (SG&A) expenses increased 25%.  The SG&A expenses of Torotel, Inc. increased nearly 38% from $112,000 to $154,000 primarily because of a $24,000 increase in  professional fees associated with opposition to certain shareholder proposals submitted by the Caloyeras Family Partnership, a $12,000 increase in auditing fees and a $6,000 change in the value of stock appreciation rights due to a $7,000 reduction recorded in the prior year quarter.  The SG&A expenses of Torotel Products increased nearly 23% from $326,000 to $402,000 primarily because of a $38,000 increase in training costs, a $33,000 increase in payroll costs and a $5,000 increase in travel costs.  The SG&A expenses of Electronika decreased $8,000 because of the expiration of the monthly management fee pursuant to the terms of the manufacturing agreement with Magnetika.  Management does anticipate an increase in the present level of SG&A expenses as the plan calls for additional sales and marketing costs in the form of personnel and/or commissions, trade show exhibits, additional training costs for workforce development, increased auditing costs associated with complying with SEC regulations and the standards of the Public Company Accounting Oversight Board (United States), as well as increased costs for compliance with the provisions of Sarbanes-Oxley Section 404, and legal costs that may be necessary in the event that litigation is re-filed by the Caloyeras family.

Amortization costs, entirely attributable to Electronika, decreased $7,000 as the intangible assets are fully amortized.

Interest expense decreased 44%.  The interest expense of Torotel, Inc. decreased $13,000 because of the retirement of the note payable to shareholder.  The interest expense of Torotel Products increased from $14,000 to $15,000 because of a higher borrowing rate associated with the debt refinancing in the prior year quarter.

Interest income decreased $2,000 because of less funds set aside in a money management account.

For the reasons discussed above, the consolidated pretax loss decreased from $144,000 to $53,000.  The pretax loss of Torotel, Inc. increased from $125,000 to $154,000.  The pretax earnings of Torotel Products increased from a loss of $20,000 to a profit of $94,000.  The pretax earnings of Electronika increased from $1,000 to $7,000.

Liquidity and Capital Resources

As of July 31, 2007, Torotel had $384,000 in cash and cash equivalents compared to $621,000 as of July 31, 2006.  Management expects cash flow from operations to improve during fiscal 2008 given the current shippable backlog position and the implementation of a payment service offered by certain major customers which should help reduce the number of days that Torotel’s accounts receivable are outstanding.

The table below presents the summary of cash flow for the three-month periods indicated.

	2007	2006
Net cash provided by operating activities	$163,000	$127,000
Net cash used in investing activities	$(12,000)	$(9,000)
Net cash used in financing activities	$(14,000)	$(18,000)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in operating earnings, the timing of shipments and the collection of accounts receivable, changes in inventory, level of sales and payment of accounts payable.  The $12,000 of cash used in investing activities was the result of capital expenditures.  Management anticipates approximately $60,000 in total capital expenditures during fiscal 2008.  Net cash used in financing activities is because of payments on long-term debt.  Management believes that the projected cash flow from operations, combined with its existing cash balances, will be sufficient to meet its funding requirements for the foreseeable future.  Torotel does have a $200,000 bank line of credit available, which could be utilized to help fund any working capital requirements.

Return on Capital Employed (“ROCE”) is the primary tool for managing Torotel’s business.  ROCE is measured by the following formula:

Earnings before interest and taxes (EBIT)	X	Net Sales	= ROCE
Net Sales		Net Operating Assets (NOA)
Measures profit and loss management		Measures balance sheet management
Profitability %		Activity rating
Measures how much profit in each dollar		Measures how much sales is generated
of sales		from each dollar of NOA
Quality of Revenue		Quantity of Revenue

ROCE measures what you get out (EBIT) versus what you put in (NOA = Capital Employed).  For these purposes, NOA is defined as “accounts receivable + inventory + net fixed assets + miscellaneous operating assets — accounts payable — miscellaneous operating liabilities”.  The performance of Torotel’s management and the majority of its decisions going forward will be measured by whether Torotel’s ROCE improves.  In fiscal 2005, 2006 and 2007, Torotel’s ROCE was 5.84%, 19.04% and -.66%, respectively.  Torotel’s ROCE for the 12-month trailing period ended July 31, 2007 was 3.66%.

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

Credit Risk

Financial instruments that potentially subject Torotel to concentrations of credit risk consist principally of cash and accounts receivable.  Torotel grants unsecured credit to substantially all of its customers.  Management does not believe that it is exposed to any extraordinary credit risk as a result of this policy.  Torotel deposits all monies at the Bank of Blue Valley.  These accounts are secured up to $100,000 by the Federal Deposit Insurance Corporation.  At various times and at July 31, 2007, these cash balances exceed federally insured limits.  Torotel has not experienced any losses in such accounts.  Management does not believe Torotel is exposed to any significant credit risk with respect to its cash and cash equivalents.

Fair Value of Financial Instruments

Cost approximates market for all financial instruments as of July 31, 2007 and 2006.

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

PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

a)	Exhibits

	Exhibit 31.1	Officer Certification
	Exhibit 31.2	Officer Certification
	Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K	There was one report filed on Form 8-K during the three months ended July 31, 2007.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Torotel, Inc.
(Registrant)

/s/ Dale H. Sizemore, Jr.
Dale H. Sizemore, Jr.
Chief Executive Officer
Date: September 14, 2007

/s/ H. James Serrone
H. James Serrone
Chief Financial Officer
Date: September 14, 2007