Form 10QSB
period 2007-10-31
TOROTEL INC
filed 2007-12-17
CIK 98752

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended October 31, 2007

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

Yes ☐   No ☒

As of December 12, 2007, there were 5,878,340 shares of Common Stock, $.01 par value, outstanding.

Transitional small business format:  Yes ☐   No ☒

TOROTEL, INC. AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.    Financial Statements

CONSOLIDATED BALANCE SHEET (Unaudited)

As of October 31, 2007

ASSETS

Current assets:
Cash	$149,000
Accounts receivable, net	823,000
Inventories	499,000
Prepaid expenses and other current assets	59,000
1,530,000

Property, plant and equipment, net	1,008,000

Other assets	6,000

$2,544,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$61,000
Trade accounts payable	296,000
Accrued liabilities	200,000
557,000

Long-term debt, less current maturities	680,000

Stockholders’ equity	1,307,000

$2,544,000

The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Six Months Ended October 31,

	2007	2006
Net sales	$3,049,000	$2,486,000
Cost of goods sold	1,799,000	1,565,000

Gross profit	1,250,000	921,000

Operating expenses:
Engineering	131,000	129,000
Selling, general and administrative	1,128,000	942,000
Amortization of intangible assets	—	11,000
	1,259,000	1,082,000

Loss from operations	(9,000)	(161,000)

Other expense (income):
Interest expense	31,000	57,000
Interest income	—	(5,000)
	31,000	52,000

Loss before provision for income taxes and cumulative effect of change in accounting principle	(40,000)	(213,000)

Provision for income taxes	—	—

Loss before cumulative effect of change in accounting principle	(40,000)	(213,000)

Cumulative effect of change in accounting principle	—	8,000

Net loss	$(40,000)	$(205,000)

Basic loss per share:
Before cumulative effect	$(.01)	$(.04)
Cumulative effect	—	—
	$(.01)	$(.04)
Diluted loss per share:
Before cumulative effect	$(.01)	$(.04)
Cumulative effect	—	—
	$(.01)	$(.04)

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended October 31,

	2007	2006
Net sales	$1,643,000	$1,287,000
Cost of goods sold	976,000	764,000

Gross profit	667,000	523,000

Operating expenses:
Engineering	66,000	65,000
Selling, general and administrative	572,000	496,000
Amortization of intangible assets	—	4,000
	638,000	565,000

Earnings (loss) from operations	29,000	(42,000)

Other expense (income):
Interest expense	16,000	30,000
Interest income	—	(3,000)
	16,000	27,000

Earnings (loss) before provision for income taxes	13,000	(69,000)

Provision for income taxes	—	—

Net earnings (loss)	$13,000	$(69,000)

Basic earnings (loss) per share	$.00	$(.01)

Diluted earnings (loss) per share	$.00	$(.01)

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Six Months Ended October 31,

	2007	2006
Cash flows from operating activities:
Net loss	$(40,000)	$(205,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cost recognized on cancellation of restricted stock	33,000	—
Stock compensation earned	21,000	3,000
Depreciation	44,000	43,000
Amortization	—	11,000
Change in value of stock appreciation rights	15,000	1,000
Increase (decrease) in cash flows from operations resulting from changes in:
Accounts receivable	(70,000)	48,000
Inventories	(64,000)	22,000
Prepaid expenses and other assets	(46,000)	(28,000)
Trade accounts payable	87,000	47,000
Accrued liabilities	(17,000)	(25,000)

Net cash used in operating activities	(37,000)	(83,000)

Cash flows from investing activities:
Capital expenditures	(33,000)	(22,000)

Net cash used in investing activities	(33,000)	(22,000)

Cash flows from financing activities:
Proceeds from exercise of incentive stock options	—	15,000
Principal payments on long-term debt	(28,000)	(31,000)

Net cash used in financing activities	(28,000)	(16,000)

Net increase in cash	(98,000)	(121,000)
Cash, beginning of period	247,000	521,000

Cash, end of period	$149,000	$400,000

Supplemental Disclosures of Cash Flow Information Cash paid during the period for:
Interest	$31,000	$57,000
Income taxes payable	$—	$—

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Nature of Operations

Torotel specializes in the custom design and manufacture of a wide variety of precision magnetic components, consisting of transformers, inductors, reactors, chokes and toroidal coils, for use in commercial, industrial and military electronics.  Torotel also designs and distributes ballast transformers for the airline industry.  Approximately 93% of Torotel’s sales during the first six months of fiscal 2008 have been derived from domestic customers.

Note 2 – Basis of Presentation

The accompanying unaudited consolidated financial statements reflect the normal recurring adjustments which in the opinion of management are necessary to present fairly Torotel’s financial position at October 31, 2007, and the results of operations for the three and six months ended October 31, 2007.

The financial statements contained herein should be read in conjunction with Torotel’s financial statements and related notes filed on Form 10-KSB for the year ended April 30, 2007.

Note 3 – Inventories

The components of inventories are summarized as follows:

Raw materials	$638,000
Work in process	138,000
Finished goods	95,000
871,000
Less: reserve for obsolete and excess inventories	372,000
$499,000

Note 4 – Income Taxes

Effective May 1, 2007, Torotel adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an Interpretation of FASB No. 109, which clarified the accounting for uncertainty in tax positions.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  It is management’s responsibility to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  Any resulting cumulative effect of applying the provisions of FIN 48 upon adoption would be reported as an adjustment to the beginning balance of retained earnings and an adjustment to tax liabilities in the period of adoption.  Based on a third-party review of prior year federal and state tax returns, Torotel had no unrecognized tax benefits as of May 1, 2007, the income tax positions taken or expected to be taken for the open tax years are appropriately stated and supported for all open years, and the adoption of FIN 48 did not have a material effect on Torotel’s consolidated financial statements for the six months ended October 31, 2007.  Open tax years are April 30, 2003, 2004, 2005 and 2006.

Torotel would recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.  At the adoption date of May 1, 2007, and as of October  31, 2007, Torotel recorded no accrued interest or penalties related to uncertain tax positions.  Management expects no significant change in the amount of unrecognized tax benefit, accrued interest or penalties within the next twelve months.

Note 5 – Share-Based Compensation

Effective May 1, 2006, Torotel adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)) using the modified prospective method of adoption under the provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.  Prior to May 1, 2006, Torotel accounted for all stock option grants under the provisions of APB Opinion 25, Accounting for Stock Issued to Employees and related interpretations; and accounted for all grants involving stock appreciation rights (SARs) under the provisions of SFAS 123 using the intrinsic value measurement guidelines of APB Opinion 25.  The adoption of SFAS 123(R) on existing stock option grants did not have any impact on Torotel’s financial condition or results of operations for the six months ended October 31, 2006; the adoption of SFAS 123(R) for the SARs resulted in a cumulative effect reduction in stock compensation costs of $8,000 for the same six-month period.

Note 6 – Employee Stock Options

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

There are no outstanding stock options as of October 31, 2007.  Stock option transactions for the period ended October 31, 2006,  are summarized as follows:

2006
Weighted
	Shares	Average
	Under	Exercise
	Option	Price
Outstanding at beginning of period	40,000	$.37
Granted	—	—
Exercised	(40,000)	$.37
Forfeited	—	—
Outstanding at end of period	—	—

Note 7 – Restricted Stock Agreements

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

Effective July 31, 2006, a Restricted Stock Agreement was entered into between Torotel and Benjamin E. Ames, Jr., as part of Mr. Ames’ employment as Executive Vice President of Torotel Products, Inc., with primary responsibilities being new business development.  The amount of the restricted stock award was 200,000 shares of common stock, $.01 par value per share.  Based upon Mr. Ames attaining mutually agreed upon written annual goals, the restricted shares shall be released from the restrictions on transfer and risk of forfeiture in the amount of 40,000 shares per year for five years beginning July 31, 2007, and each anniversary thereof.  Based on the market price of $.30 for Torotel’s common stock as of July 31, 2006, the fair value of the restricted stock at the date of award was $60,000.  Of this amount, $2,000 was credited to common stock at par value and the excess of $58,000 was credited to additional paid-in capital.  The restricted shares are treated as non-vested stock pursuant to SFAS 123(R).  Accordingly, an offset amount, classified as unearned stock compensation, is included in the accompanying consolidated balance sheet under stockholders’ equity.  Stock compensation cost of $3,000 per quarter will be recorded during the aggregate five-year vesting period provided the mutually agreed upon goals are achieved.  As of October 31, 2007, 40,000 shares have been released from the restrictions on transfer.

A Restricted Stock Agreement having a measurement date of February 12, 2007, was entered into between Torotel and E. Mark Flynn, as part of Mr. Flynn’s employment as Vice President of Torotel Products, Inc., with primary responsibilities being supply chain management and development.  The amount of the restricted stock award was 25,000 shares of common stock, $.01 par value per share.  Based on the market price of $.45 for Torotel’s common stock as of February 12, 2007, the fair value of the restricted stock at the date of award was $11,250.  Of this amount, $250 was credited to common stock at par value and the excess of $11,000 was credited to additional paid-in capital.  Mr. Flynn’s employment was terminated on October 26, 2007.  Stock compensation cost of $1,687.50 had been recognized during the employment period; upon termination, the remaining unearned cost of $9,562.50 was recognized at the time of termination and the 25,000 shares were transferred to treasury stock.

On August 7, 2007, Restricted Stock Agreements were entered into between Torotel and 13 key employees pursuant to the Stock Award Plan (“SAP”).  The SAP provides key employees the opportunity to acquire common stock of Torotel pursuant to awards earned for accomplishing goals that promote the long-term financial performance of Torotel.  Under the terms of the SAP, which was filed as Exhibit 10.9 on Form 10-KSB on July 30, 2007, the restricted stock awards have a five (5) year restriction period, which shall lapse based on certain conditions as outlined in the SAP.  The Restricted Stock Agreements afford the grantees all of the rights of a stockholder with respect to the award shares, including the right to vote such shares and to receive dividends and other distributions payable with respect to such shares since the Date of Award.  The aggregate amount of the restricted stock awards was 575,750 shares of common stock, $.01 par value per share.  Based on the market price of $.50 for Torotel’s common stock as of August 7, 2007, the fair value of the restricted stock at the date of award was $287,875.  Of this amount, $5,757.50 was credited to common stock at par value and the excess of $282,117.50 was credited to additional paid-in capital. The restricted shares are treated as non-vested stock pursuant to SFAS 123(R).  Accordingly, an offset amount, classified as unearned stock compensation, is included in the accompanying consolidated balance sheet under stockholders’ equity.  Stock compensation cost of $14,393.75 was recorded during the three months ended October 31, 2007.  This amount included $1,225 associated with the 49,000 restricted shares that were issued to E. Mark Flynn as one of the 13 key employees.  Going forward, $13,168.75 of stock compensation cost will be recorded per quarter during the remaining five-year vesting period provided the financial performance metrics as outlined in the SAP are likely to be attained.  The unearned cost of $23,275 for the 49,000 shares held by Mr. Flynn was recognized at the time of his termination and the 49,000 shares were transferred to treasury stock.

Under the terms of each agreement, the non-vested shares are restricted as to disposition and subject to forfeiture under certain circumstances.  The agreements provide the employee with all voting rights with respect to the restricted shares.  The agreements further provide, subject to certain conditions, that if prior to all of the restricted shares having been released, Torotel undergoes a change in control, then all of the restricted shares shall be released and no longer subject to restrictions under the agreements.

Restricted stock activity for each period through October 31 is summarized as follows:

	2007		2006
	Restricted	Weighted	Restricted	Weighted
	Shares	Average	Shares	Average
	Under	Grant	Under	Grant
	Option	Price	Option	Price
Outstanding at beginning of period	225,000	$.317	—	—
Granted	575,750	$.500	200,000	$.300
Vested	(40,000)	$.300	—	—
Forfeited	(74,000)	$.483	—	—
Outstanding at end of period	686,750	$.453	200,000	$.300

Note 8 – Stockholders’ Equity

The components of stockholders’ equity are summarized as follows:

Common stock, at par value	$60,000
Capital in excess of par value	12,613,000
Unearned stock compensation	(295,000)
Accumulated deficit	(10,981,000)
1,397,000
Less treasury stock, at cost	90,000
$1,307,000

Torotel has 6,000,000 shares of common stock, $.01 par value, authorized and 5,878,340 shares issued and outstanding.  The changes in shares of common stock outstanding are summarized as follows:

Balance, May 1, 2007	5,376,590
Restricted stock activity	575,750
Treasury stock activity	(74,000)
Balance, October 31, 2007	5,878,340

Note 9 – Earnings Per Share

Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, requires dual presentation of basic and diluted EPS on the face of the statement of operations.  It also requires a reconciliation of the numerator and denominator used in computing basic and diluted EPS.  Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion 15.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  The 686,750 shares issued and outstanding pursuant to the Restricted Stock Agreements (see Note 7 of Notes to Consolidated Financial Statements) meet the definition of contingently issuable shares as outlined in SFAS No. 128; as a result, these shares will not be included in the basic EPS calculation until the performance measurements have been satisfied.  The restricted shares are treated as a common stock equivalent for the diluted EPS calculation.  Pursuant to SFAS No. 128, the basic and diluted earnings per common share were computed as follows:

Year-to-Date EPS Calculations

	2007	2006
Loss before cumulative effect	$(40,000)	$(213,000)
Cumulative effect	—	8,000
Net loss	$(40,000)	$(205,000)

Weighted average common shares outstanding for basic EPS	5,169,796	5,116,373
Incremental shares for effect of stock options and restricted stock	—	—
Weighted average common shares outstanding for dilutive EPS	5,169,796	5,116,373

Basic and diluted loss per share:
Before cumulative effect	$(.01)	$(.04)
Cumulative effect	—	—
	$(.01)	$(.04)

No incremental shares are included in the 2007 EPS calculations for the 686,750 shares of restricted common stock since the effect would be anti-dilutive.  No incremental shares are included in the 2006 EPS calculations for the 40,000 shares under option or the 200,000 shares of restricted common stock since the effect would be anti-dilutive.

Quarterly EPS Calculations

	2007	2006
Net earnings (loss)	$13,000	$(69,000)

Weighted average common shares outstanding for basic EPS	5,187,568	5,121,155
Incremental shares for effect of stock options and restricted stock	720,918	—
Weighted average common shares outstanding for dilutive EPS	5,908,486	5,121,155

Basic earnings (loss) per share	$.00	$(.01)

Diluted earnings (loss) per share	$.00	$(.01)

No incremental shares are included in the 2006 EPS calculations for the 40,000 shares under option or the 200,000 shares of restricted common stock since the effect would be anti-dilutive.

Note 10 – Stock Appreciation Rights

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

In accordance with SFAS 123(R), compensation expense is recognized over the vesting period based upon the estimated fair value of the SARs pursuant to the terms of the Plan using the Black-Scholes options-pricing model as of the end of each financial reporting period.  As of October 31,2007, the fair value of the SARs was determined using the following assumptions: no dividend payments over the life of the SARs since Torotel has not issued any form of dividend since 1985; an expected volatility of 175.85% based on Torotel’s historical volatility using the weekly closing price over the past 3.75 years; a risk-free interest rate of 4.00%; and an expected life of 3.75 years based on the length of service estimated to be served.  Based on these assumptions, the fair value prices per share of the outstanding SARs are summarized as follows:

	SARs				Aggregate	Aggregate
	Under	Exercise	Fair Value	%	Vested	Intrinsic
Grant Date	Option	Price	Price	Vested	Fair Value	Value
October 1, 2004	60,000	$.350	$.427	100%	$26,000	$7,000
May 1, 2005	30,000	$.302	$.430	67%	$9,000	$5,000
May 1, 2006	30,000	$.695	$.414	33%	$4,000	$—
May 1, 2007	30,000	$.500	$.421	0%	$—	$—
June 4, 2007	10,000	$.412	$.424	0%	$—	$—

The vested portion represents 90,000 SARs.  As of October 31, 2007, the total aggregate intrinsic value of these exercisable SARs was $12,000.

SARs transactions for each period though October 31 are summarized as follows:

	2007		2006
		Weighted		Weighted
	SARs	Average	SARs	Average
	Under	Grant	Under	Grant
	Option	Price	Option	Price
Outstanding at beginning of period	120,000	$.424	90,000	$.334
Granted	40,000	$.478	30,000	$.695
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at end of period	160,000	$.438	120,000	$.424

SARs exercisable at end of period	90,000	$.378	50,100	$.334
Weighted average fair value of SARs granted during the period		$.422		$.642

The following information applies to SARs outstanding for each period through October 31:

	2007	2006
Number outstanding	160,000	120,000
Range of grant prices	$.302 - $.695	$.302 - $.695
Weighted average grant price	$.438	$.424
Weighted average remaining contractual life	7.97 yrs.	8.46 yrs.

Total compensation expense for the outstanding SARs for the six months ended October 31, 2007 and 2006, was $15,000 and zero, respectively.  The amount for 2006 was net of an $8,000 reduction for the cumulative effect of adopting SFAS No. 123(R).  Total compensation expense for the outstanding SARs for the three months ended October 31, 2007 and 2006, was $16,000 and $15,000, respectively.  As of October 31, 2007, there was $29,000 of total unrecognized compensation expense related to non-vested SARs granted under the Plan.  That cost is expected to be recognized over a weighted average period of 1.01 years.  The liability for SARs on the consolidated balance sheet as of October 31, 2007, was $38,000.

Note 11 – Related Party Event

The purchase option settlement agreement with the Caloyeras Family Partnership, filed as Exhibit 10.1 on Form 8-K on April 20, 2007, and incorporated herein by reference, expired on July 31, 2007.  The litigation that was part of the settlement agreement can be re-filed as a result of the expiration.

Note 12 – Concentrations of Credit Risk

Financial instruments that potentially subject Torotel to concentrations of credit risk consist principally of cash and accounts receivable.  Torotel grants unsecured credit to substantially all of its customers.  Management does not believe that it is exposed to any extraordinary credit risk as a result of this policy.  Torotel deposits all monies at the Bank of Blue Valley.  These accounts are secured up to $100,000 by the Federal Deposit Insurance Corporation.  At various times and at October 31, 2007, these cash balances exceed federally insured limits.  Torotel has not experienced any losses in such accounts.  Management does not believe Torotel is exposed to any significant credit risk with respect to its cash and cash equivalents.

Note 13 – Financing Agreement

On September 30, 2007, Torotel Products renewed its $200,000 revolving credit agreement with Bank of Blue Valley.  Advances under the credit line are limited to 75% of eligible billed receivables.  The revolving line is collateralized by the land and buildings in Olathe, Kansas.  Under the terms of the agreement, the outstanding balance of the revolving line bears interest at 1.25% over the bank’s corporate base rate and has a maturity date of September 30, 2008.  As of October 31, 2007, the effective borrowing rate was 8.75% and the entire credit line was available.

Item 2.Management’s Discussion and Analysis or Plan of Operation

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

Torotel Products markets its components primarily through a 4-person internal sales force, which includes a Vice President of Business Development that was hired in July 2006, and five independent manufacturers’ representatives paid on a commission basis.  Torotel Products also utilizes its 4-person engineering department in its direct sales efforts for the purpose of expanding its reach into new markets and/or customers.

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

Electronika’s requirements for the ballast transformers are outsourced pursuant to a Manufacturing Agreement with Magnetika, a corporation owned by the Caloyeras family.  Under the terms of the agreement, Magnetika provides all necessary raw material, labor, testing, packaging and related services required to complete the manufacture, delivery and sale of the ballast transformers.  Electronika retains ownership of all designs, drawings, specifications and intellectual property rights associated with the ballast transformers.  Magnetika is a manufacturing company that, in addition to the aforementioned ballast transformers, manufactures various other products similar to those of Torotel for other unrelated customers.  Magnetika’s annual sales are estimated to be about two times the annual sales of Torotel.  Total purchases of goods from Magnetika by Electronika amounted to $11,000 for the six months ended October 31, 2007.

Business Outlook

The sales mix for the first half of fiscal 2008 was 53% defense, 34% aerospace and 13% commercial/industrial.  Management believes that the mix in fiscal 2008 should shift more toward defense as higher demand for the potted coil assembly for the Hellfire II missile system is projected.  In addition, management believes expanded selling and marketing efforts within our existing major customer base should yield a number of opportunities in new military programs.  Management also believes the aerospace segment should continue to be a strong market, especially with the major suppliers of the Boeing 787 Dreamliner and the 737 series.  New order bookings in the first half of fiscal 2008 increased 32% over the prior year period, exclusive of the $2.1 million contract for the potted coil assembly awarded in last year’s first half.  Management does anticipate another contract for the potted coil assembly to be awarded within the next few weeks, and continues to project an overall increase in new order bookings of 13% for fiscal 2008.  The primary factors that drive gross profit and net earnings for Torotel Products are sales volume and product mix.  The gross profits on mature products/programs and larger transformer devices tend to be higher than those that are still in the prototyping or early production stages and simpler inductor devices.  As a result, in any given accounting period the mix of product shipments between higher and lower margin jobs has a significant impact on the gross profit and net earnings of Torotel Products.

Torotel’s operating plan called for additional sales and marketing costs in the form of personnel and/or commissions and trade show exhibits.  Management has also invested more training dollars toward workforce development as part of the ongoing efforts to improve Torotel’s processes and value streams.  Management believes a well developed growth strategy is in place and that going forward, some or all of these expenditures will be necessary on a continuing basis in order to achieve the desired growth.  Future annual earnings will continue to be impacted by increased auditing costs associated with complying with SEC regulations and the standards of the Public Company Accounting Oversight Board (United States) and Sarbanes-Oxley Section 404 compliance.  Torotel’s management will continue to focus its efforts in areas and solutions that they believe offer significant growth, which includes expanding the product base beyond electronic components.  The aircraft manufacturers continue to book orders at a record pace with substantial backlog through at least the end of the decade; Torotel will continue to expand its sales and marketing efforts in this area.   Management’s goal continues to be “9-by-9”, which is to reach a revenue level of $9 million by fiscal year 2009.

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

Six Months Ended October 31, 2007 Compared With Six Months Ended October 31, 2006

Net sales increased 23%.  The net sales of Torotel Products increased 24% from $2,443,000 to $3,021,000.  This increase is attributable to higher demand for components used in certain aerospace and military applications, and higher shipments of the potted coil assembly for the Hellfire II missile system.  The net sales of Electronika decreased 35% from $43,000 to $28,000, which is representative of the downward trend in Electronika’s sales.

Gross profit as a percentage of net sales increased 4%.  The gross profit percentage of Torotel Products increased 4% primarily because of higher sales volume.  Electronika’s gross profit as a percentage of net sales remained unchanged.

Engineering expenses, applicable only to Torotel Products, increased slightly from $129,000 to $131,000.  Management does anticipate an increase in the present level of engineering expenses during the next few quarters as additional engineering technical support is planned.

Selling, general and administrative (SG&A) expenses increased 20%.  The SG&A expenses of Torotel, Inc. increased 10% from $251,000 to $277,000 primarily because of a $22,000 increase in  professional fees associated with opposition to certain shareholder proposals submitted by the Caloyeras Family Partnership, a $10,000 increase in auditing fees, a $7,000 increase in the costs recognized for the fair value of stock appreciation rights and a $6,000 increase in directors fees.  These increases were offset partially by a $13,000 decrease in consulting costs incurred in the prior year for short and long-term compensation planning, a $3,000 decrease in travel costs and a $3,000 decrease in insurance costs.  The SG&A expenses of Torotel Products increased 26% from $676,000 to $851,000 primarily because of a $65,000 increase in training costs, a $51,000 increase in payroll costs, a $51,000 increase in stock compensation costs, a $14,000 increase in travel costs, a $9,000 increase in fast pay-discounts to major customers and an $8,000 increase in sales commissions.  These increases were offset partially by an $8,000 decrease in employee recruiting costs, an $8,000 decrease in bank charges associated with the write-off in the prior year of capitalized loan fees on the original mortgage loan for the Olathe facility and a $7,000 decrease in computer network maintenance costs.  The SG&A expenses of Electronika decreased $15,000 because of the expiration of the monthly management fee pursuant to the terms of the manufacturing agreement with Magnetika.  Management does anticipate a decrease in the present level of SG&A expenses for the balance of fiscal 2008.

Amortization costs, entirely attributable to Electronika, decreased $11,000 as the intangible assets are fully amortized.

Interest expense decreased 46%.  The interest expense of Torotel, Inc. decreased $26,000 because of the retirement of the note payable to shareholder.  The interest expense of Torotel Products remained unchanged at $31,000.

Interest income decreased $5,000 because of less funds set aside in a money management account.

For the reasons discussed above, the consolidated pretax loss decreased from $213,000 to $40,000.  The pretax loss of Torotel, Inc. remained unchanged at $277,000.  The pretax earnings of Torotel Products increased from $62,000 to $220,000.  The pretax earnings of Electronika increased from $2,000 to $17,000.

Three Months Ended October 31, 2007 Compared With Three Months Ended October 31, 2006

Net sales increased 28%.  The net sales of Torotel Products increased 28% from $1,268,000 to $1,627,000.  This increase is attributable to higher demand for components used in certain military applications and higher shipments of the potted coil assembly for the Hellfire II missile system.  The net sales of Electronika decreased 16% from $19,000 to $16,000, which is representative of the downward trend in Electronika’s sales.

Gross profit as a percentage of net sales remained unchanged.  The gross profit percentage of Torotel Products remained unchanged with the higher sales volume because of lower direct margins associated with the product mix and a higher absorption of labor and overhead costs due to a decrease in the level of work in process inventory.  Electronika’s gross profit as a percentage of net sales remained unchanged.

Engineering expenses, applicable only to Torotel Products, increased slightly from $65,000 to $66,000.  Management does anticipate an increase in the present level of engineering expenses during the next few quarters as additional engineering technical support is planned.

Selling, general and administrative (SG&A) expenses increased 15%.  The SG&A expenses of Torotel, Inc. decreased nearly 12% from $139,000 to $123,000 primarily because of a $13,000 decrease in consulting costs incurred in the prior year for short and long-term compensation planning, a $3,000 decrease in travel costs,  a $2,000 decrease in insurance costs, a $2,000 decrease in  professional fees and a $2,000 decrease in auditing fees.  These decreases were offset partially by a $6,000 increase in directors fees.  The SG&A expenses of Torotel Products increased 28% from $350,000 to $449,000 primarily because of a $48,000 increase in stock compensation costs, a $27,000 increase in training costs, a $22,000 increase in payroll costs, a $9,000 increase in travel costs, a $6,000 increase in fast pay-discounts to major customers and a $3,000 increase in sales commissions.  These increases were offset partially by a $9,000 decrease in employee recruiting costs, a $4,000 decrease in printing costs and a $3,000 decrease in computer network maintenance costs.  The SG&A expenses of Electronika decreased $7,000 because of the expiration of the monthly management fee pursuant to the terms of the manufacturing agreement with Magnetika.  Management does anticipate a decrease in the present level of SG&A expenses for the balance of fiscal 2008.

Amortization costs, entirely attributable to Electronika, decreased $4,000 as the intangible assets are fully amortized.

Interest expense decreased 47%.  The interest expense of Torotel, Inc. decreased $13,000 because of the retirement of the note payable to shareholder.  The interest expense of Torotel Products decreased from $17,000 to $16,000 because of a lower debt level.

Interest income decreased $3,000 because of less funds set aside in a money management account.

For the reasons discussed above, the consolidated pretax earnings increased from a loss of $69,000 to a profit of $13,000.  The pretax loss of Torotel, Inc. decreased from $152,000 to $123,000.  The pretax earnings of Torotel Products increased from $82,000 to $126,000.  The pretax earnings of Electronika increased from $1,000 to $10,000.

Liquidity and Capital Resources

As of October 31, 2007, Torotel had $149,000 in cash and cash equivalents compared to $400,000 as of October 31, 2006.  Management expects cash flow from operations to improve during the balance of fiscal 2008 because of the current shippable backlog position, the implementation of a payment service offered by certain major customers which should help reduce the number of days that Torotel’s accounts receivable are outstanding and lower corporate expenses in the second half of fiscal 2008.

The table below presents the summary of cash flow for the six-month periods indicated.

	2007	2006
Net cash used in operating activities	$(37,000)	$(83,000)
Net cash used in investing activities	$(33,000)	$(22,000)
Net cash used in financing activities	$(28,000)	$(16,000)

Net cash provided by or used in operating activities fluctuates between periods primarily as a result of differences in operating earnings, the timing of shipments and the collection of accounts receivable, changes in inventory, level of sales and payment of accounts payable.  The $33,000 of cash used in investing activities was the result of capital expenditures.  Management anticipates approximately $60,000 in total capital expenditures during fiscal 2008.  Net cash used in financing activities is because of payments on long-term debt.  Management believes that the projected cash flow from operations, combined with its existing cash balances, will be sufficient to meet its funding requirements for the foreseeable future.  Torotel does have a $200,000 bank line of credit available, which could be utilized to help fund any working capital requirements.

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

ROCE measures what you get out (EBIT) versus what you put in (NOA = Capital Employed).  For these purposes, NOA is defined as “accounts receivable + inventory + net fixed assets + miscellaneous operating assets – accounts payable – miscellaneous operating liabilities”.  The performance of Torotel’s management and the majority of its decisions going forward will be measured by whether Torotel’s ROCE improves.  In fiscal 2005, 2006 and 2007, Torotel’s ROCE was 5.84%, 19.04% and -.66%, respectively.  Torotel’s ROCE for the 12-month trailing period ended October 31, 2007 was 6.69%.

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

Credit Risk

Financial instruments that potentially subject Torotel to concentrations of credit risk consist principally of cash and accounts receivable.  Torotel grants unsecured credit to substantially all of its customers.  Management does not believe that it is exposed to any extraordinary credit risk as a result of this policy.  Torotel deposits all monies at the Bank of Blue Valley.  These accounts are secured up to $100,000 by the Federal Deposit Insurance Corporation.  At various times and at October 31, 2007, these cash balances exceed federally insured limits.  Torotel has not experienced any losses in such accounts.  Management does not believe Torotel is exposed to any significant credit risk with respect to its cash and cash equivalents.

Fair Value of Financial Instruments

Cost approximates market for all financial instruments as of October 31, 2007 and 2006.

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

Item 3.    Controls and Procedures

Torotel’s Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) for Torotel.  Such officers have concluded (based upon their evaluation of these controls and procedures as of the end of the period covered by this report) that Torotel’s disclosure controls and procedures are adequate and effective for purposes of Rule 13a-15(e) in timely alerting them to material information relating to Torotel required to be included in Torotel’s filings with the SEC under the Securities Exchange Act of 1934.

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

PART II.  OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held in Kansas City, Missouri, on Monday, October 15, 2007, to vote on:

a.      The following two management proposals:

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

b.      The following three shareholder proposals:

(3)             To consider and vote upon a shareholder proposal that permits only shareholders to make, alter, amend, suspend or repeal the Corporation’s By-Laws;

(4)             To consider and vote upon a shareholder proposal to revoke a provision of the Corporation’s By-Laws to remove advance notice requirements for shareholders to bring business before a shareholder meeting; and

(5)             To consider and vote upon a shareholder proposal to reduce the number of members on the Board of Directors from seven to five.

A majority of the outstanding shares of common stock entitled to be voted at the meeting, represented in person or by Proxy, was necessary to constitute a quorum to transact business at the meeting.  At the meeting, there were 4,208,413 shares represented which was 70.70% of the shares outstanding and eligible to vote.  The voting results were as follows:

Proposal 1.       Shareholders elected the following individuals to a three-year term on the Board of Directors, with the number of shares voting “FOR” each nominee indicated.

Anthony H. Lewis	3,049,329
Stephen K. Swinson	3,048,972

In addition to the directors elected above, S. Kirk Lambright, Jr., H. James Serrone, Dale H. Sizemore, Jr. and Richard A. Sizemore also serve as directors.  The current three-year term for Messrs. Lambright and Serrone ends in 2008, while the three-year term for Messrs. Sizemore ends in 2009.

Proposal 2.       Shareholders rejected the amendment to increase the number of authorized shares of common stock, with the number of shares voting “FOR” , “AGAINST”, and “ABSTAIN” indicated below.

FOR	2,747,437
AGAINST	1,399,101
ABSTAIN	61,875

Proposal 3.       Shareholders rejected the shareholder proposal that permits only shareholders to make, alter, amend, suspend or repeal the Corporation’s By-Laws, with the number of shares voting “FOR” , “AGAINST”, and “ABSTAIN” indicated below.

FOR	1,079,338
AGAINST	2,197,953
ABSTAIN	60,489

Proposal 4.       Shareholders rejected the shareholder proposal to revoke a provision of the Corporation’s By-Laws to remove advance notice requirements for shareholders to bring business before a shareholder meeting, with the number of shares voting “FOR” , “AGAINST”, and “ABSTAIN” indicated below.

FOR	1,074,583
AGAINST	2,202,708
ABSTAIN	60,489

Proposal 5.       Shareholders rejected the shareholder proposal to reduce the number of members on the Board of Directors from seven to five, with the number of shares voting “FOR” , “AGAINST”, and “ABSTAIN” indicated below.

FOR	1,060,489
AGAINST	2,218,397
ABSTAIN	58,894

Item 6.  Exhibits

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

(Registrant)

/s/ Dale H. Sizemore, Jr.
Dale H. Sizemore, Jr.
Chief Executive Officer
Date: December 17, 2007

/s/ H. James Serrone
H. James Serrone
Chief Financial Officer
Date: December 17, 2007