Form 10KSB
period 2008-04-30
TOROTEL INC
filed 2008-07-28
CIK 98752

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2008
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
Issuer's telephone number (913) 747-6111

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	NONE

Securities registered under Section 12(g) of the Exchange Act:

NONE

        Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form 10-KSB, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The issuer's revenues for the most recent fiscal year were $6,055,000. The aggregate market value of the voting stock held by non-affiliates, computed based on the closing sale price of the over-the-counter market on July 18, 2008, was $681,166. As of July 18, 2008, there were 5,878,340 shares of Common Stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders on September 15, 2008, are incorporated by reference into Part III.

        Transitional small business format: Yes ☐    No ☒

TOROTEL, INC.

FORM 10-KSB

Fiscal Year Ended April 30, 2008

Forward-Looking Information

        This report, as well as our other reports filed with the Securities and Exchange Commission ("SEC"), and in press releases and other public communications throughout the year, contains forward looking statements made pursuant to the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. The words "believe," "estimate," "anticipate," "project," "intend," "expect," "plan," "outlook," "forecast," "may," "will," "should," "continue," "predict" and similar expressions are intended to identify forward looking statements. This report contains forward-looking statements regarding, among other topics, our expected financial position, results of operations, cash flows, strategy, budgets and management's plans and objectives. Accordingly, these forward-looking statements are based on assumptions about a number of important factors. While we believe that our assumptions about such factors are reasonable, such factors involve risks and uncertainties that could cause actual results to be different from what appear here. These risk factors include: the ability to adequately pass through to customers unanticipated future increases in raw material costs, decreased demand for products, delays in developing new products, expected orders that do not occur, loss of key customers, the impact of competition and price erosion as well as supply and manufacturing constraints, and other risks and uncertainties. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will prove accurate, and our actual results may differ materially from these forward looking statements. We assume no obligation to update any forward-looking statements made herein.

 PART I

ITEM 1.    Description of Business

        Torotel, Inc. ("Torotel") conducts business through two wholly owned subsidiaries, Torotel Products, Inc. ("Torotel Products") and Electronika, Inc. ("Electronika"). Electronika also had a wholly owned subsidiary, Electronika-Kansas, Inc. ("Electronika-Kansas") that provided contract manufacturing services for Torotel Products. Torotel no longer conducts business through its Electronika-Kansas subsidiary and its employees were transferred to Torotel Products in April 2004. Torotel also has a 12.88% equity interest in Apex Innovations, Inc. ("Apex"); however, the investment in Apex has no carrying value on the consolidated balance sheet of Torotel, and in the opinion of Torotel management, it is not likely that any of the investment will be recovered. If Apex were to eventually be sold, any cash recovered would be recognized as a gain upon receipt of any proceeds.

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

        Apex offers knowledge management products and services for governmental entities that can be delivered individually or combined to create a comprehensive solution. Apex provides proprietary and third party software on a licensed or hosted basis, e-business applications, consulting and systems integration services. i-INFO (formerly named ConnectPKS™), Apex's flagship product, is a knowledge-based secure Internet solution developed for local and regional governments to coordinate work across departments and jurisdictions by making project or process information constantly available to any authorized user.

        On April 2, 2002, Torotel acquired 100% of the common stock of Electronika, a privately held company in Gardena, California, through a negotiated merger of Electronika into a newly formed subsidiary. The purchase price of $2,382,000 consisted of 2,300,000 unregistered shares of Torotel common stock valued at $1.00 per share and $82,000 in acquisition costs. Prior to the acquisition, Torotel had 2,811,590 common shares outstanding, of which the Electronika shareholders, as individuals and as limited partners in the Caloyeras Family Partnership, L.P. ("the Caloyeras family"), owned 207,900 shares. After closing of this acquisition, Torotel had 5,111,590 common shares outstanding, of which the Caloyeras family controlled 49%. Based on individual Form 5's filed by members of the Caloyeras family on May 9, 2008, the Caloyeras family presently owns 2,548,505 common shares of Torotel, which is equivalent to 43%. Torotel acquired Electronika primarily for certain of its technology-based intangible assets. For this reason, annual reviews were performed through fiscal 2006 to determine the amount of any impairment. The selling shareholders of Electronika ("the Caloyeras family") contractually guaranteed that the aggregate sales from Electronika's existing ballast designs over the first five (5) full fiscal years, specifically fiscal years 2003-2007, would be at least $2,500,000, which based on the terms of the Manufacturing Agreement with Magnetika, Inc., would result in an aggregate gross profit of $1,500,000 before any operating expenses. Actual aggregate sales during this five-year period were $1,404,000, resulting in an aggregate gross profit of $842,000. The gross profit shortfall resulted in an amount recoverable from the Caloyeras family of $658,000. Pursuant to an offset agreement with the Caloyeras family, filed as Exhibit 10.2 on Form 8-K on April 20, 2007, the recoverable amount was offset against a $750,000 note payable to the Caloyeras family having an extended maturity date of April 30, 2007, with the net balance of $92,000 being paid in cash by Torotel. For purposes of such offset agreement, the Caloyeras family agreed to extend the maturity date of the note payable in return for a loan extension fee of $11,525.

        On March 29, 2002, Torotel acquired a 17.8% equity interest in Apex, a privately held company headquartered in Kansas City, Missouri. Apex develops information management software products for specific markets, such as governmental organizations and emergency personnel. The total investment of $1,035,000 consisted of $35,000 in acquisition costs and a stock purchase of 4,000,000 common shares for $1,000,000, of which $250,000 came from available cash and the remaining $750,000 from loan proceeds from the Caloyeras Family Partnership (see Note N of Notes to Consolidated Financial Statements). The Caloyeras Family Partnership and a Caloyeras Trust also acquired 4,000,000 shares in Apex on the same terms as Torotel. On May 23, 2003, Torotel purchased an additional 355,637 common shares of Apex stock for $89,000 at 25 cents per share. Due to other dilutive stock transactions by Apex, Torotel presently has a 12.88% equity interest in Apex. The investment in Apex has no carrying value on the consolidated balance sheet of Torotel, and in the opinion of Torotel management, it is not likely that any of the investment will be recovered. If Apex were to eventually be sold, any cash recovered would be recognized as a gain upon receipt of any proceeds.

        Torotel was incorporated under the laws of the State of Missouri in 1956. Effective April 1, 2004, Torotel's offices relocated to 620 North Lindenwood Drive, Olathe, Kansas, from 13402 South 71 Highway, Grandview, Missouri. Its telephone number is (913) 747-6111. The term "Company" as used herein includes Torotel and its subsidiaries, unless the context otherwise requires.

        The following discussion includes the business operations of Torotel Products and Electronika. The discussion on Electronika includes the discontinued operations of its wholly owned subsidiary, Electronika-Kansas.

TOROTEL PRODUCTS

Principal Products

        Torotel Products designs and manufactures a wide variety of magnetic components for use in military, aerospace and industrial electronic applications. These magnetic components, which consist of transformers, inductors, reactors, chokes, and toroidal coils, are used to modify and control electrical voltages and currents in electronic devices. For example, if equipment containing one of these components receives an electrical voltage or current that is too high for proper operation of the equipment, the component would modify and control the electrical voltage or current to allow proper operation of the equipment. While Torotel Products primarily manufactures the components in accordance with pre-developed mechanical and electrical requirements, in some cases it will be responsible for both the overall design and manufacture of the components. The magnetic components are sold to manufacturers who incorporate them into an end-product. The major applications include aircraft navigational equipment, voice and data secure communications, medical equipment, avionics equipment, and conventional missile guidance systems. Torotel Products has a line of 400 Hz miniature power transformers listed on the Qualified Products List ("QPL") of the Department of Defense ("DOD"), which require re-qualification with the DOD every five (5) years. Sales of the 400 Hz QPL products represent approximately 6% of the net sales of Torotel Products. As part of its growth strategy, Torotel Products has been actively pursuing opportunities in electro-mechanical assemblies as part of its product base.

Marketing and Customers

        Torotel Products' sales do not represent a significant portion of any particular market. While approximately 53% of annual sales in fiscal 2008 came from select commercial markets, such as aerospace, oil drilling, and telecommunications, historically Torotel Products has primarily focused its activities toward the military market. As a result, the business of Torotel Products is subject to various risks including, without limitation, dependence on government appropriations and program allocations, and the competition for available military business. Efforts to expand into electro-mechanical assemblies are meeting with success as nearly $650,000 in new orders have now been received. These orders, as well as follow on orders for the same assemblies, should contribute to higher revenue levels in fiscal 2009.

        Torotel Products maintains a website at www.torotelproducts.com. Torotel Products markets its components primarily through a 4-person internal sales force and four independent manufacturers' representatives paid on a commission basis. Torotel Products also utilizes its 4-person engineering department in its direct sales efforts for the purpose of expanding its reach into new markets and/or customers. Other distribution methods may include visits to customers, lunch and learn presentations to customers' engineers, catalog brochures, magazine ads, trade show exhibits and/or speaker presentations at trade shows.

        Torotel Products is an approved source for magnetic components used in numerous military and aerospace systems, which means Torotel Products is automatically solicited for any procurement needs for such applications. The magnetic components manufactured by Torotel Products are sold primarily in the United States, and most sales are awarded on a competitive bid basis.

        Torotel Products has a primary base of about 25 customers that provide nearly 90% of its annual sales volume. This customer base includes many "Fortune 100" prime defense and aerospace companies. Torotel Products' primary strategy focuses on providing superior service to this core group of customers, including engineering support and new product design. The objective is to achieve growth with these customers, or other targeted companies that possess the potential for inclusion into the core group. During the fiscal year ended April 30, 2008, sales to two major customers accounted for 27% and 10% of the net sales of Torotel Products.

Competition

        The markets in which Torotel Products competes are highly competitive. A substantial number of companies utilizing similar resources sell components of the type manufactured and sold by Torotel Products. In addition, Torotel Products sells to a number of customers who have the capability of manufacturing their own electronic components.

        The principal methods of competition for electronic products in the markets served by Torotel Products include, among other factors, price, on-time delivery performance, lead times, customized product engineering and technical support, marketing capabilities, quality assurance, manufacturing efficiency, and existing relationships with customers' engineers. While magnetic components are not susceptible to rapid technological change, Torotel Products' sales, which do not represent a significant share of the industry's market, are susceptible to decline given the competitive nature of the market.

Manufacturing

        Nearly all of Torotel Products' sales consist of electronic products manufactured to customers' specifications. Consequently, only a limited inventory of finished goods is maintained. Although special wire-winding machines and molding machines are used in the production process, the various electronic products are manually assembled, with numerous employees and a few subcontractors contributing to the completion of the products.

        Essential materials used by Torotel Products in the manufacturing process include magnetic materials, copper wire, plastic housings and epoxies. These materials are available from many sources. Major suppliers include Allstar Magnetics Inc., Electrical Insulation Suppliers, Inc., Mod & Fab and Magnetic Metals—Western Division. Special copper contact plates are used in manufacturing the potted coil assembly for the Hellfire II missile system. These plates are purchased from Fotofabrication Corporation, who replaced Courtesy Manufacturing (business liquidation), as the only qualified approved source. Torotel Products has not experienced any significant curtailment of production because of material shortages, but any long lead times or high dollar minimum orders could have an adverse impact on sales bookings.

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

        As a supplier of products for military applications, Torotel must comply with laws concerning the export of material used exclusively for military purposes. The export of those types of materials is covered under the International Traffic in Arms Regulations ("ITAR") and the Arms Export Control

Act ("AECA"). Torotel has a 2-year license from the U.S. Department of State making it eligible to provide defense-related components pursuant to ITAR and AECA. Torotel Products expects to renew this license in October 2008.

Intellectual Property

        The products sold by Torotel Products are not protected by patents and licenses. Torotel Products relies on the expertise of its employees in both the design and manufacture of its products. Because of the highly competitive nature of the industry, it is possible that a competitor may also learn to design and produce products with similar performance abilities. Torotel has been issued U.S. Trademark Registration #1,123,071 for "TOROTEL". This trademark registration expires July 24, 2009.

Environmental Laws

        In fiscal 2008, Torotel Products incurred costs of approximately $1,000 to ensure compliance with federal, state and local regulations on the proper handling, storage, disposal, and discharge of hazardous materials into the environment, or otherwise relating to the protection of employees, the community, and the environment. Torotel Products anticipates similar costs to be incurred in the fiscal year ending April 30, 2009.

Employees

        Torotel Products presently employs 63 full-time and 22 part-time employees. An adequate supply of qualified personnel is available in the facility's immediate vicinity. Effective June 1, 2005, Torotel Products' production employees became non-union as they no longer are represented by the International Association of Machinists and Aerospace Workers, AFL-CIO, Lodge No. 778.

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

        Electronika has a primary base of approximately 10 customers, which are contacted from time to time for sales and marketing purposes. In the fiscal year ended April 30, 2008, sales to four customers accounted for 29%, 28%, 17% and 11% of the net sales of Electronika.

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

Manufacturing

        Electronika's requirements for the ballast transformers are outsourced pursuant to a Manufacturing Agreement with Magnetika, Inc. ("Magnetika"), a corporation owned by the Caloyeras family. Under the terms of the agreement, Magnetika provides all necessary raw material, labor, testing, packaging and related services required to complete the manufacture, delivery and sale of the ballast transformers, and Electronika is obligated to order all of its ballast transformer requirements exclusively from Magnetika. Electronika retains ownership of all designs, drawings, specifications and intellectual property rights associated with the ballast transformers. In exchange for the services provided to Electronika under the Manufacturing Agreement, Magnetika receives 40 percent of the net sales price of all ballast transformers sold by Electronika, plus a $2,500 per month management fee for processing all quotations and orders. Effective with the beginning of fiscal 2008, per the terms of the Manufacturing Agreement, the monthly management fee has been eliminated because of Electronika's lower sales volume. The Manufacturing Agreement continues in effect until April 1, 2012. In the fiscal year ended April 30, 2008, Electronika incurred costs of $13,000 for goods purchased on trade terms of net 20 days pursuant to the Manufacturing Agreement. Of the amount purchased, $10,000 was due and payable as of April 30, 2008.

        With the approval of Magnetika, Electronika-Kansas was formed in August 2002 as a source for light assembly of ballast transformers and other magnetic components. However, efforts to expand internal manufacturing of the ballast transformers were put on hold because of the soft market conditions in the airline industry. As a result, Electronika-Kansas was utilized as a contract manufacturing source for Torotel Products. Effective with Torotel's relocation to Olathe, the operations of Electronika-Kansas were discontinued and the personnel transferred to Torotel Products.

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

Employees

        Electronika has no employees because of the outsourcing arrangement with Magnetika as discussed above under "Manufacturing". All accounting related matters for Electronika are handled by Torotel employees.

ITEM 2.    Description of Property

        On March 31, 2004, Torotel purchased a 24,000 square foot building located in Olathe, Kansas. This facility is occupied by Torotel Products, and also serves as Torotel's executive offices, as well as the business office of Electronika. The cost of the new building, along with the improvements, was $1,027,000. As of April 30, 2008, this property was subject to a first deed of trust securing indebtedness with the Bank of Blue Valley in the amount of $711,000. The outstanding balance bears interest at a fixed rate of 8.0% per annum and requires monthly principal and interest payments of $9,947. The note has a maturity date of June 25, 2011, may be prepaid without penalty and is collateralized by substantially all assets of Torotel.

        Torotel believes the Olathe facility and its equipment are well maintained, in good operating condition and adequately insured. Present utilization of the facility is less than 50% of maximum capacity.

ITEM 3.    Legal Proceedings

        None.

ITEM 4.    Submission of Matters to a Vote of Security Holders

        None.

 PART II

ITEM 5.    Market Price of and Dividends on Common Equity and Related Stockholder Matters

(a)   Market Information

        Trading in Torotel's common stock is conducted on the over-the-counter market pink sheets under the symbol "TTLO.PK".

  Price Range of Common Stock

        The following table sets forth the high and low sales prices of Torotel's common stock as obtained from the Yahoo Finance website at www.finance.yahoo.com. These prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	2008		2007
Fiscal Period	High	Low	High	Low
May to July	0.50	0.34	0.75	0.30
August to October	0.62	0.35	0.70	0.30
November to January	0.90	0.41	0.75	0.43
February to April	0.75	0.55	0.50	0.45

(b)   Approximate Number of Equity Security Holders

Title of Class	Number of Record Holders as of April 30, 2008
Common Stock, $.01 par value	641

(c)   Dividend History and Restrictions

        Torotel has never paid a cash dividend on its common stock and has no present intention of paying cash dividends in the foreseeable future. Torotel's present borrowing agreements do not prohibit the payment of cash dividends.

(d)   Dividend Policy

        Future dividends, if any, will be determined by the Board of Directors in light of the circumstances then existing, including Torotel's earnings, financial requirements, general business conditions and credit agreement restrictions.

(e)   Securities Authorized for Issuance under Equity Compensation Plans

        Torotel has a long-term incentive plan which includes a Stock Award Plan (see Note F of Notes to Consolidated Financial Statements). The table below includes the number of shares authorized for the Stock Award Plan.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights A	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights B	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in Column A) C
Plans approved by shareholders	-0-	-0-	-0-
Plans not approved by shareholders	-0-	-0-	121,660

Total	-0-	-0-	121,660

        Torotel also has a Director Stock Appreciation Rights Plan for non-employee directors (see Note N of Notes to Consolidated Financial Statements).

        There were no unregistered sales of securities or any share repurchases during the fiscal year ended April 30, 2008.

ITEM 6.    Management's Discussion and Analysis or Plan of Operation

Overview

        Torotel conducts business primarily through two wholly owned subsidiaries, Torotel Products and Electronika. In addition, Torotel has a 12.88% equity interest in Apex.

        Torotel Products designs and manufactures a wide variety of magnetic components for use in military, aerospace and industrial electronic applications. These magnetic components, which consist of transformers, inductors, reactors, chokes, and toroidal coils, are used to modify and control electrical voltages and currents in electronic devices. For example, if equipment containing one of these components receives an electrical voltage or current which is too high for proper operation of the equipment, the component would modify and control the electrical voltage or current to allow proper operation of the equipment. While Torotel Products primarily manufactures the components in accordance with pre-developed mechanical and electrical requirements, in some cases it will be responsible for both the overall design and manufacture of the components. The magnetic components are sold to manufacturers who incorporate them into an end-product. The major applications include aircraft navigational equipment, voice and data secure communications, medical equipment, avionics equipment, and conventional missile guidance systems. As part of its growth strategy, Torotel Products has been actively pursuing opportunities in electro-mechanical assemblies. These efforts are meeting with success as nearly $650,000 in new orders has now been received. These orders, as well as follow-on orders for the same assemblies, should contribute to higher revenue levels in fiscal 2009.

        Torotel Products markets its components primarily through a 4-person internal sales force and four independent manufacturers' representatives paid on a commission basis. Torotel Products also utilizes its 4-person engineering department in its direct sales efforts for the purpose of expanding its reach into new markets and/or customers.

        Torotel Products is an approved source for magnetic components used in numerous military and aerospace systems, which means Torotel Products is automatically solicited for any procurement needs for such applications. The magnetic components manufactured by Torotel Products are sold primarily in the United States, and most sales are awarded on a competitive bid basis. The markets in which Torotel Products competes are highly competitive. A substantial number of companies sell components of the type manufactured and sold by Torotel Products. In addition, Torotel Products sells to a number of customers who have the capability of manufacturing their own electronic components. The principal methods of competition for electronic products in the markets served by Torotel Products include, among other factors, price, on-time delivery performance, lead times, customized product engineering and technical support, marketing capabilities, quality assurance, manufacturing efficiency, and existing relationships with customers' engineers. While magnetic components are not susceptible to rapid technological change, Torotel Products' sales, which do not represent a significant share of the industry's market, are susceptible to decline given the competitive nature of the market.

        Electronika is a marketing and licensing company selling ballast transformers to the airline industry. These transformers activate and control the lights in commercial airplane cockpits. Electronika's ballast transformers are approved as spare and replacement parts in DC-8, DC-9, DC-10, MD-80 and MD-88 aircraft; however, sales of ballast transformers have been made primarily for use in DC-8 and DC-9 aircraft. As a result, the business of Electronika is subject to various risks including, without limitation, any decline in use of the referenced aircraft, and competition for the available spare parts business. Electronika's sales do not represent a significant portion of any particular market. Electronika's requirements for the ballast transformers are outsourced pursuant to a Manufacturing Agreement with Magnetika, a corporation owned by the Caloyeras family. Under the terms of the agreement, Magnetika provides all necessary raw material, labor, testing, packaging and related services required to complete the manufacture, delivery and sale of the ballast transformers. Electronika retains ownership of all designs, drawings, specifications and intellectual property rights associated with the ballast transformers. Magnetika is a manufacturing company that, in addition to the aforementioned ballast transformers, manufactures various other products similar to those of Torotel for other unrelated customers. Magnetika's annual sales are estimated to be about two times the annual sales of Torotel. Total purchases of goods from Magnetika by Electronika amounted to $13,000 for the fiscal year ended April 30, 2008.

Business Outlook

        Management believes the business outlook for fiscal 2009 remains very positive. As of April 30, 2008, the order backlog is nearly $5.6 million. This amount is comprised of $3.3 million for the potted coil assembly, $1.9 million in magnetic components and $400,000 in electro-mechanical assemblies. New order bookings in fiscal 2008 increased 40% to $8,639,000, which included $3,324,000 for the potted coil assembly. Management believes new order bookings in fiscal 2009 should increase 10-15%.

        The industry mix of Torotel Products' net sales in fiscal 2008 was 47% defense, 37% aerospace and 16% industrial compared to 45% defense, 37% aerospace and 18% industrial in fiscal 2007. This shift toward defense followed the trend expected for fiscal 2008. Management believes the mix in fiscal 2009 should shift more toward industrial and defense primarily because of an electro-mechanical assembly for a new customer application, higher demand for the potted coil assembly for the Hellfire II missile system and another electro-mechanical assembly for a new military application. Management also believes the aerospace segment will continue to be a strong market for current products although production delays for Boeing's new 787 will push more deliveries of magnetic components to Torotel's fiscal 2010. Torotel's management will continue to focus its efforts in areas and solutions that offer significant growth, which includes continued expansion of the product base beyond electronic components.

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

        Torotel's operating plan continues to call for additional sales and marketing costs in the form of personnel and/or commissions, trade show exhibits, electronic newsletters and new print literature. The plan also continues the investment in workforce development as part of the ongoing efforts to improve Torotel's processes and value streams. Management believes a well developed growth strategy is in place and that going forward, some or all of these expenditures will be necessary on a continuing basis in order to achieve the desired growth. Future annual earnings, especially in the first fiscal quarter, will continue to be impacted by increased auditing costs associated with complying with SEC regulations, the standards of the Public Company Accounting Oversight Board (United States) and Section 404 of the Sarbanes-Oxley Act of 2002.

        Two years ago, management disclosed that it had established a goal of "9-by-9", which is to reach a revenue level of $9 million by fiscal year 2009. As fiscal 2009 begins, management believes the organization is well-positioned to achieve this goal. The order backlog of $5.6 million is at its highest level in over 15 years, and other significant contract awards for magnetic components, the potted coil assembly and electro-mechanical assemblies are anticipated during the year. Management believes the $9 million revenue model should look approximately as follows:

Magnetic components	$5,100,000
Potted coil assembly	2,300,000
Electro-mechanical assemblies	1,600,000

Total	$9,000,000

        Whether $9 million is actually shipped is dependent upon receiving anticipated contract awards in a timely fashion and that expected customers' quantity and delivery requirements remain relatively unchanged.

        Electronika's net sales continue to be impacted by the decline in the number of active DC-8 and DC-9 aircraft. Management expects these sales to continue to decline and eventually phase out.

Results of Operations

        The following management comments regarding Torotel's results of operations and outlook should be read in conjunction with the Consolidated Financial Statements included pursuant to Item 7 of this Annual Report.

        The discussion and analysis of the results of operations include the operations of Torotel, Inc. and its subsidiaries, Torotel Products, Inc. and Electronika, Inc. While each company's results are included in the following discussion, segment reporting is not applicable because the products offered are similar in form and function, and target similar markets.

2008 Compared to 2007

        Consolidated net sales increased 18%. The net sales of Torotel Products increased 20% from $5,006,000 to $6,021,000. This increase is attributable to higher demand for components used in certain aerospace and military applications, and higher shipments of the potted coil assembly for the Hellfire II missile system. The net sales of Electronika decreased 72% from $120,000 to $34,000. This decrease is attributable to delayed shipments caused by an encapsulating material becoming obsolete and the time involved in getting an alternate material approved by Boeing. This delay could continue for a few months, but it will not have a significant impact on Torotel's consolidated operating results given the expected downward trend in Electronika's sales. The backlog of orders affected is $59,000.

        Gross profit as a percentage of net sales increased less than 1%. The gross profit percentage of Torotel Products reflects an increase of less than 1% primarily because of a $100,000 credit to material costs in fiscal 2007 associated with the reserve for obsolete and excess inventory which increased the prior year's gross profit percentage by 2%. Without this adjustment, Torotel Products' gross profit as a percentage of sales would have shown an increase of nearly 3%, which is attributable to higher sales volume. Electronika's gross profit as a percentage of net sales remained unchanged.

        Engineering expenses, applicable only to Torotel Products, increased 5% from $254,000 to $267,000 because of an $8,000 increase in payroll costs and a $5,000 increase in training costs. Management does anticipate an increase in the present level of engineering expenses during the first half of fiscal 2009 as five engineering interns will be employed for a special project.

        Consolidated selling, general and administrative ("SG&A") expenses increased nearly 9%. The SG&A expenses of Torotel, Inc. decreased 14% from $402,000 to $344,000 primarily because of a $70,000 decrease in professional fees associated with litigation filed in the prior year by the Caloyeras Family Partnership, a $13,000 decrease in consulting costs incurred in the prior year for short and long-term compensation planning, a $12,000 decrease in loan fees, a $7,000 decrease in directors and officers liability insurance costs and a $3,000 decrease in subscription costs. These decreases were offset partially by a $22,000 increase in the costs recognized for the fair value of stock appreciation rights, a $20,000 increase in auditing fees and a $5,000 increase in directors' fees. The SG&A expenses of Torotel Products increased nearly 20% from $1,192,000 to $1,424,000 primarily because of a $77,000 increase in stock compensation costs, a $66,000 increase in training costs, a $63,000 increase in payroll costs, a $14,000 increase in fast pay-discounts to major customers, a $13,000 increase in sales commissions, a $13,000 increase in costs for membership dues for an aerospace trade association and a $12,000 increase in licensing costs for a web-based customer relationship management system. These increases were offset partially by an $11,000 decrease in advertising costs, an $8,000 decrease in bank charges associated with the write-off in the prior year of capitalized loan fees on the original mortgage loan for the Olathe facility and a $7,000 decrease in computer maintenance costs. The SG&A expenses of Electronika decreased 100% or $30,000 because of the expiration of the monthly management fee pursuant to the terms of the manufacturing agreement with Magnetika. Management does anticipate an increase in the present level of SG&A expenses as the plan calls for additional sales and marketing costs in the form of personnel and/or commissions, trade show exhibits, additional training costs for workforce development, as well as increased external and internal auditing costs associated with complying with SEC regulations, the standards of the Public Company Accounting Oversight Board (United States), and Section 404 of the Sarbanes-Oxley Act of 2002.

        Amortization costs, entirely attributable to Electronika, decreased 100% or $33,000 as the intangible assets are fully amortized (see Note L of Notes to Consolidated Financial Statements).

        Consolidated interest expense decreased 47%. The interest expense of Torotel, Inc. decreased $52,000 because of the retirement of the note payable to shareholder. The interest expense of Torotel Products decreased from $63,000 to $61,000 because of a lower debt balance.

        Interest income decreased $7,000 because of less funds set aside in a money management account.

        For the reasons discussed above, the consolidated pretax earnings increased from a loss of $135,000 to a profit of $165,000. The pretax loss of Torotel, Inc. decreased from $453,000 to $344,000. The pretax earnings of Torotel Products increased from $306,000 to $488,000. The pretax earnings of Electronika increased from $12,000 to $21,000.

2007 Compared to 2006

        Consolidated net sales decreased 7%. The net sales of Torotel Products decreased 6% from $5,326,000 to $5,006,000. This decrease is attributable primarily to lower sales of components used on the AMRAAM, Hellfire II and Maverick missile systems, and lower sales of the capacitor assemblies. This decrease was offset partially by higher shipments of the potted coil assembly for the Hellfire II missile system, higher demand for components used in aerospace applications and higher demand for molded coils used in down-hole drilling applications. The net sales of Electronika decreased 28% from $167,000 to $120,000, which is representative of the downward trend in the number of active DC-8 and DC-9 aircraft.

        Gross profit as a percentage of net sales decreased 1%. The gross profit percentage of Torotel Products decreased nearly 1% primarily because of lower sales volume, a $100,000 credit to material costs associated with the reserve for obsolete and excess inventory, higher fixed production costs due to the hiring of a production and quality assurance technician, and less absorption of labor and overhead costs due to a decrease in the level of work in process inventory as part of the ongoing efforts to reduce average production cycle times by implementing lean manufacturing concepts and Demand Flow Technology®. Electronika's gross profit as a percentage of net sales remained unchanged.

        Engineering expenses, applicable only to Torotel Products, decreased 1% from $257,000 to $254,000 because of decreases in outsourced services for certain print package revisions and training costs. These decreases were offset partially by higher payroll costs associated with college interns utilized during the summer months and higher travel costs.

        Consolidated selling, general and administrative ("SG&A") expenses increased 23%. The SG&A expenses of Torotel, Inc. increased 53% from $262,000 to $402,000 because of a $125,000 increase in professional fees primarily associated with change in control tactics, non-compliant shareholder proposals and litigation initiated and dismissed by Basil P. Caloyeras, a $14,000 increase in professional fees for auditing and accounting services, a $13,000 increase in consulting fees associated with the development of the short and long-term incentive compensation plans, a $12,000 increase in loan fees associated with extending the maturity date of the note payable to the Caloyeras family and a $6,000 increase in the printing and distribution of the annual report and proxy materials. These increases were offset partially by a $30,000 decrease in the value of the Stock Appreciation Rights granted to non-employee members of the board of directors. The SG&A expenses of Torotel Products increased 21% from $988,000 to $1,192,000 because of higher payroll costs of $147,000, a $56,000 increase in travel costs, a $19,000 increase in marketing and advertising costs, a $14,000 increase in equipment maintenance costs, a $9,000 increase in printing costs, and a $3,000 increase in sales commissions. These increases were offset partially by a $44,000 decrease in training costs. The SG&A expenses of Electronika decreased slightly from $31,000 to $30,000.

        Amortization costs, entirely attributable to Electronika, decreased 58% from $79,000 to $33,000 (see Note L of Notes to Consolidated Financial Statements).

        Consolidated interest expense decreased slightly. The interest expense of Torotel, Inc. remained unchanged at $52,000. The interest expense of Torotel Products decreased from $64,000 to $63,000 because of a lower debt balance.

        Interest income increased $6,000 because of funds set aside in a money management account.

        Impairment of real estate decreased $36,000 because of a charge recorded in the prior year to reduce the book value of the real estate in Grandview, Missouri to its contracted price, less estimated selling and closing cost.

        Gain on settlement of debt decreased $35,000 because of a gain recorded in the prior year that resulted from the settlement of an old liability at an amount lower than originally recorded.

        Gain on sale of real estate decreased $110,000 because of a gain recorded in the prior year that resulted from the sale of the real estate parcels located in Grandview, Missouri.

        For the reasons discussed above, the consolidated pretax earnings decreased from a profit of $463,000 to a loss of $135,000. The pretax loss of Torotel, Inc. increased from $279,000 to $453,000. The pretax earnings of Torotel Products decreased from $751,000 to $306,000. The pretax earnings of Electronika increased from a loss of $9,000 to a profit of $12,000.

Liquidity and Capital Resources

        As of April 30, 2008, Torotel had $410,000 in cash and cash equivalents, compared to $247,000 as of April 30, 2007. Management expects cash flow from operations to improve during fiscal 2009 given the current shippable backlog position and the higher sales volume expected throughout fiscal 2009.

        The table below presents the summary of cash flow for the fiscal periods indicated.

	2008	2007
Net cash provided by (used in) operating activities	$313,000	$(103,000)
Net cash used in investing activities	$(92,000)	$(34,000)
Net cash used in financing activities	$(58,000)	$(137,000)

        Net cash provided by operating activities fluctuates between periods primarily as a result of differences in operating earnings, the timing of shipments and the collection of accounts receivable, changes in inventory, level of sales and payment of accounts payable. The $92,000 of cash used in investing activities was the result of capital expenditures. Management anticipates a similar amount of capital expenditures during fiscal 2009. The $58,000 of cash used in financing activities is because of payments on long-term debt. Management believes that the projected cash flow from operations, combined with its existing cash balances, will be sufficient to meet its funding requirements for the foreseeable future. Torotel does have a $200,000 bank line of credit available, which could be utilized to help fund any working capital requirements.

        Management believes that inflation will have only a minimal effect on future operations since such effects will be offset by sales price increases, which are not expected to have a significant effect upon demand.

        Return on Capital Employed ("ROCE") is the primary tool for managing Torotel's business. The performance of Torotel's management and the majority of its decisions will be measured by whether Torotel's ROCE improves. For the fiscal years ended April 30, 2005, 2006, 2007 and 2008, Torotel's ROCE was 5.84%, 19.04%, -.66% and 12.25%, respectively.

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

        Torotel deposits all monies at the Bank of Blue Valley. These accounts are secured up to $100,000 by the Federal Deposit Insurance Corporation. At various times and at April 30, 2008, these cash balances exceed federally insured limits. Torotel has not experienced any losses in such accounts. Management does not believe Torotel is exposed to any significant credit risk with respect to its cash and cash equivalents.

Fair Value of Financial Instruments

        Cost approximates market for all financial instruments as of April 30, 2008 and 2007.

Treasury Stock

        Torotel utilizes the weighted average cost method in accounting for its treasury stock transactions.

Revenue Recognition

        Revenue is recognized on contracts and orders on the date the product is shipped to the customer (unit-of-delivery method). Torotel's annual consolidated sales arising from contracts having deliveries scheduled over a period of more than one year for fiscal years 2008 and 2007 were approximately 24% and 23%, respectively, because of the contracts for the potted coil assembly.

Allowance for Doubtful Accounts

        Gross trade accounts receivable are offset with an allowance for doubtful accounts. The allowance for doubtful accounts is management's best estimate of the amount of probable credit losses in Torotel's existing accounts receivable. Management reviews the allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectibility. Account balances are charged against the allowance when placed for collection. Recoveries of receivables previously written off are recorded when received. The majority of the customer accounts are considered past due after the invoice becomes older than the customer's credit terms. Interest is not charged on past due accounts.

Inventories

        Inventories are stated at the lower of cost or market. Cost is determined using a moving average cost method of valuation that currently and historically approximates the first-in, first-out method. Torotel's industry is characterized by short-term customer commitments and changes in demand, as well as other market considerations. Provisions for estimated obsolete and excess inventory are based on reviews of inventory usage, quantities on hand and latest product demand information from customers. Inventories are reviewed utilizing a 12-month time horizon. Individual part numbers that have not had any usage in a 12-month time period are categorized as obsolete; individual part numbers having more than a 12-month supply based on the current year's usage are categorized as excess. The reserve balance is analyzed for adequacy along with the inventory review each quarter.

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

Intangible Assets

        The intangible assets acquired in the purchase of Electronika are accounted for under Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets. SFAS 142 requires that intangible assets be amortized over their useful life and tested for impairment annually (see Note L of Notes to Consolidated Financial Statements).

Equity Investment in Apex

        Torotel has a 12.88% interest in Apex. The investment in Apex has no carrying value on the consolidated balance sheet of Torotel, and in the opinion of Torotel management, it is not likely that any of the investment will be recovered. If Apex were to eventually be sold, any cash recovered would be recognized as a gain upon receipt of the proceeds.

Advertising Costs

        Advertising costs are expensed as incurred. For the years ended April 30, 2008 and 2007, advertising costs were $13,000 and $23,000, respectively.

Warranty Costs

        Torotel has a reserve for estimated warranty costs associated with products returned from customers. A limited warranty is provided for a period of one year which requires Torotel to repair or replace defective products at no cost to the customer. The warranty reserve is based on historical experience and reflects management's best estimate of probable liability under the product warranties.

Share-Based Compensation

        Effective May 1, 2006, Torotel adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) ("SFAS 123(R)"), Share-Based Payment, using the modified prospective method of adoption under the provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. In accordance with the modified prospective method, results for prior periods have not been restated. Prior to May 1, 2006, Torotel accounted for all stock option grants under the provisions of APB Opinion 25, Accounting for Stock Issued to Employees and related interpretations; and accounted for all grants involving stock appreciation rights ("SARs") under the provisions of SFAS 123 using the intrinsic value measurement guidelines of APB Opinion 25. The adoption of SFAS 123(R) on existing stock option grants did not have any impact on Torotel's financial condition or results of operations for the year ended April 30, 2007; the adoption of SFAS 123(R) for the SARs resulted in a cumulative effect reduction in stock compensation costs of $8,000 for the year ended April 30, 2007.

Adjustment to Accumulated Deficit

        The SEC staff issued Staff Accounting Bulletin No. 108 ("SAB 108"), Financial Statements—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, effective for fiscal years ending after November 15, 2006. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated and should be restated. Historically, Torotel evaluated unrecorded differences using the "roll-over" method, which focused primarily on the impact of unrecorded differences, including the reversal of prior-year unrecorded differences, on the current year consolidated statement of operations. As required by SAB 108, Torotel now evaluates misstatements under a "dual approach" method, which requires quantification under both the "roll-over" and the "iron curtain" methods. The "iron curtain" method quantifies misstatements based on the effects of correcting the period-end consolidated balance sheet. In accordance with the transition provisions of SAB 108, Torotel recorded an aggregate adjustment of $15,000 that increased the beginning accumulated deficit as of May 1, 2006. These adjustments were considered to be immaterial to our consolidated statements of operations in prior years, under the "roll-over" method. The components of the adjustment are detailed in the tables below:

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

(a)
To increase accrued liabilities for estimated warranty costs

(b)
To reduce allowance for doubtful accounts and increase accounts receivable, net

New Accounting Pronouncements

        Effective May 1, 2007, Torotel adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes—an Interpretation of FASB No. 109, which clarified the accounting for uncertainty in tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It is management's responsibility to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Any resulting cumulative effect of applying the provisions of FIN 48 upon adoption would be reported as an adjustment to the beginning balance of retained earnings and an adjustment to tax liabilities in the period of adoption. Based on a third-party review of prior year federal and state tax returns, Torotel had no unrecognized tax benefits as of May 1, 2007, the income tax positions taken or expected to be taken for the open tax years are appropriately stated and supported for all open years, and the adoption of FIN 48 did not have a material effect on Torotel's consolidated financial statements for the fiscal year ended April 30, 2008. Open tax years are April 30, 2004, 2005, 2006 and 2007. Torotel would recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense. At the adoption date of May 1, 2007, and as of April 30, 2008, Torotel recorded no accrued interest or penalties related to uncertain tax positions. Management expects no significant change in the amount of unrecognized tax benefit, accrued interest or penalties within the next twelve months.

        In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157 ("SFAS 157"), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS 157 will be effective beginning May 1, 2008. Torotel does not expect the implementation to have a material effect on its results of operations, financial condition and cash flows.

        In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159 ("SFAS 159"), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the FASB's long-term measurement objectives for accounting for financial instruments. SFAS 159 applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. SFAS 159 will be effective May 1, 2008. Torotel does not expect the implementation to have a material effect on its results of operations, financial condition and cash flows.

ITEM 7.    Financial Statements

ITEM 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

ITEM 8A(T).    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Torotel's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Torotel's disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on such evaluation, these officers have concluded that Torotel's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in periodic filings under the Exchange Act is accumulated and communicated to management, including those officers, and to members of the Board of Directors, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

        Torotel's management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Management has assessed Torotel's internal control over financial reporting in relation to criteria described in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment using those criteria, management concluded that, as of April 30, 2008, Torotel's internal control over financial reporting was effective.

        This Annual Report does not include an attestation report of Torotel's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by Torotel's independent registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit Torotel to provide only management's report in this Annual Report.

Changes in Internal Controls

        There were no significant changes in Torotel's internal controls over financial reporting or in other factors that in management's estimates are reasonably likely to materially affect Torotel's internal controls over financial reporting subsequent to the date of the evaluation.

        Pursuant to Item 308T(a) of Regulation S-B under the Exchange Act, the information in the Item 8A(T) is being furnished and shall not be deemed filed for Section 18 of the Exchange Act, or otherwise subject to the liabilities of the section. Accordingly, the information in this Item 8A(T) will not be incorporated by reference into any filing by Torotel under the Securities Act or the Exchange Act, unless specifically identified therein as being incorporated by reference.

ITEM 8B.    Other Information

        None.

Mayer Hoffman McCann P.C. An Independent CPA Firm 11440 Tomahawk Creek Parkway Leawood, Kansas 66211 913-234-1900 ph 913-234-1100 fx www.mhm-pc.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

TOROTEL, INC.

        We have audited the accompanying consolidated balance sheet of Torotel, Inc. and Subsidiaries as of April 30, 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended April 30, 2008 and 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Torotel, Inc. and Subsidiaries as of April 30, 2008, and the consolidated results of their operations and their cash flows for the years ended April 30, 2008 and 2007, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for uncertainties in income taxes as of May 1, 2007, as well as a change in method of accounting for stock-based compensation and method of quantifying errors effective May 1, 2006.

Leawood, Kansas
July 28, 2008

CONSOLIDATED BALANCE SHEET

As of April 30, 2008

ASSETS
Current assets:
Cash	$410,000
Trade receivables, less allowance for doubtful accounts of $7,000	775,000
Inventories	551,000
Prepaid expenses and other current assets	23,000

1,759,000
Property, plant and equipment:
Land	265,000
Buildings and improvements	814,000
Equipment	1,071,000

2,150,000
Less accumulated depreciation	1,128,000

1,022,000
Other assets	2,000
Equity investment	—

$2,783,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$64,000
Trade accounts payable	342,000
Accrued liabilities	186,000

592,000
Long-term debt, less current maturities	647,000
Commitments and contingencies
Stockholders' equity	1,544,000

$2,783,000

The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended April 30,

	2008	2007
Net sales	$6,055,000	$5,126,000
Cost of goods sold	3,794,000	3,242,000

Gross profit	2,261,000	1,884,000
Operating expenses:
Engineering	267,000	254,000
Selling, general and administrative	1,768,000	1,624,000
Amortization of intangible assets	—	33,000

	2,035,000	1,911,000

Earnings (loss) from operations	226,000	(27,000)
Other expense (income):
Interest expense	61,000	115,000
Interest income	—	(7,000)

	61,000	108,000

Earnings (loss) before provision for income taxes and cumulative effect of change in accounting principle	165,000	(135,000)
Provision for income taxes	—	—

Earnings (loss) before cumulative effect of change in accounting principle	165,000	(135,000)
Cumulative effect of change in accounting principle	—	8,000

Net earnings (loss)	$165,000	$(127,000)

Basic and diluted earnings (loss) per share:
Before cumulative effect	$.03	$(.02)
Cumulative effect	—	—

	$.03	$(.02)

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Shares	Common Stock	Excess of Par Value	Unearned Stock Compensation	Accumulated Deficit	Treasury Stock, at cost	Total Stockholders Equity
May 1, 2006	5,182,795	$52,000	$12,362,000	$—	$(10,799,000)	$(205,000)	$1,410,000
Cumulative effect of adjustments from the adoption of SAB 108	—	—	—	—	(15,000)	—	(15,000)

Balance, April 30, 2006, Adjusted	5,182,795	52,000	12,362,000	—	(10,814,000)	(205,000)	1,395,000
Restricted stock issues	225,000	2,000	69,000	(61,000)	—	—	10,000
Exercise of incentive stock option	—	—	(100,000)	—	—	115,000	15,000
Net loss	—	—	—	—	(127,000)	—	(127,000)

Balance, April 30, 2007	5,407,795	54,000	12,331,000	(61,000)	(10,941,000)	(90,000)	1,293,000
Restricted stock issues	575,750	6,000	282,000	(202,000)	—	—	86,000
Net earnings	—	—	—	—	165,000	—	165,000

Balance, April 30, 2008	5,983,545	$60,000	$12,613,000	$(263,000)	$(10,776,000)	$(90,000)	$1,544,000

The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended April 30,

	2008	2007
Cash flows from operating activities:
Net earnings (loss)	$165,000	$(127,000)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Cost recognized on cancellation of restricted stock	33,000	—
Stock compensation earned	53,000	10,000
Depreciation	89,000	84,000
Amortization	—	33,000
Change in value of stock appreciation rights	22,000	(9,000)
Increase (decrease) in cash flows from operations resulting from changes in:
Trade receivables	(22,000)	(13,000)
Inventories	(116,000)	(108,000)
Prepaid expenses and other assets	(6,000)	—
Trade accounts payable	133,000	61,000
Accrued liabilities	(38,000)	(34,000)

Net cash provided by (used in) operating activities	313,000	(103,000)

Cash flows from investing activities:
Capital expenditures	(92,000)	(34,000)

Net cash used in investing activities	(92,000)	(34,000)

Cash flows from financing activities:
Proceeds from exercise of incentive stock option	—	15,000
Principal payments on long-term debt	(58,000)	(60,000)
Principal payment on note payable to shareholders	—	(92,000)

Net cash used in financing activities	(58,000)	(137,000)

Net increase (decrease) in cash	163,000	(274,000)
Cash, beginning of year	247,000	521,000

Cash, end of year	$410,000	$247,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$61,000	$120,000
Income taxes	$—	$2,000
Non-cash investing and financing activities:
Electronika sales guarantee	$—	$658,000
Shareholder debt eliminated by offset	$—	$(658,000)

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Torotel specializes in the custom design and manufacture of a wide variety of precision magnetic components, consisting of transformers, inductors, reactors, chokes, toroidal coils and electro-mechanical sub-assemblies. Torotel also distributes ballast transformers for the airline industry. Approximately 93% of Torotel's sales during fiscal 2008 were derived from domestic customers. The following summarizes the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements.

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

        Torotel deposits all monies at the Bank of Blue Valley. These accounts are secured up to $100,000 by the Federal Deposit Insurance Corporation. At various times and at April 30, 2008, these cash balances exceed federally insured limits. Torotel has not experienced any losses in such accounts. Management does not believe Torotel is exposed to any significant credit risk with respect to its cash and cash equivalents.

Fair Value of Financial Instruments

        Cost approximates market for all financial instruments as of April 30, 2008 and 2007.

Treasury Stock

        Torotel utilizes the weighted average cost method in accounting for its treasury stock transactions.

Revenue Recognition

        Revenue is recognized on contracts and orders on the date the product is shipped to the customer (unit-of-delivery method). Torotel's annual consolidated sales arising from contracts having deliveries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

scheduled over a period of more than one year for fiscal years 2008 and 2007 were approximately 24% and 23%, respectively, because of the contracts for the potted coil assembly.

Allowance for Doubtful Accounts

        Gross trade accounts receivable are offset with an allowance for doubtful accounts. The allowance for doubtful accounts is management's best estimate of the amount of probable credit losses in Torotel's existing accounts receivable. Management reviews the allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectibility. Account balances are charged against the allowance when placed for collection. Recoveries of receivables previously written off are recorded when received. The majority of the customer accounts are considered past due after the invoice becomes older than the customer's credit terms. Interest is not charged on past due accounts.

Inventories

        Inventories are stated at the lower of cost or market. Cost is determined using a moving average cost method of valuation that currently and historically approximates the first-in, first-out method. Torotel's industry is characterized by short-term customer commitments and changes in demand, as well as other market considerations. Provisions for estimated obsolete and excess inventory are based on reviews of inventory usage, quantities on hand and latest product demand information from customers. Inventories are reviewed in detail utilizing a 12-month time horizon. Individual part numbers that have not had any usage in a 12-month time period are categorized as obsolete; individual part numbers having more than a 12-month supply based on the current year's usage are categorized as excess. The reserve balance is analyzed for adequacy along with the inventory review each quarter.

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

Intangible Assets

        The intangible assets acquired in the purchase of Electronika are accounted for under Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets. SFAS 142 requires that intangible assets be amortized over their useful life and tested for impairment annually (see Note L of Notes to Consolidated Financial Statements).

Equity Investment in Apex

        Torotel has a 12.88% interest in Apex. The investment in Apex has no carrying value on the consolidated balance sheet of Torotel, and in the opinion of Torotel management, it is not likely that

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

any of the investment will be recovered because of Apex's continued financial losses. If Apex were to eventually be sold, any cash recovered would be recognized as a gain upon receipt of the proceeds.

Advertising Costs

        Advertising costs are expensed as incurred. For the years ended April 30, 2008 and 2007, advertising costs were $10,000 and $23,000, respectively.

Warranty Costs

        Torotel has a reserve for estimated warranty costs associated with products returned from customers. A limited warranty is provided for a period of one year which requires Torotel to repair or replace defective products at no cost to the customer. The warranty reserve is based on historical experience and reflects management's best estimate of probable liability under the product warranties.

Share-Based Compensation

        Effective May 1, 2006, Torotel adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) ("SFAS 123(R)"), Share-Based Payment, using the modified prospective method of adoption under the provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. In accordance with the modified prospective method, results for prior periods have not been restated. Prior to May 1, 2006, Torotel accounted for all stock option grants under the provisions of APB Opinion 25, Accounting for Stock Issued to Employees and related interpretations; and accounted for all grants involving stock appreciation rights ("SARs") under the provisions of SFAS 123 using the intrinsic value measurement guidelines of APB Opinion 25. The adoption of SFAS 123(R) on existing stock option grants did not have any impact on Torotel's financial condition or results of operations for the year ended April 30, 2007; the adoption of SFAS 123(R) for the SARs resulted in a cumulative effect reduction in stock compensation costs of $8,000 for the year ended April 30, 2007.

Adjustment to Accumulated Deficit

        The SEC staff issued Staff Accounting Bulletin No. 108 ("SAB 108"), Financial Statements—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, effective for fiscal years ending after November 15, 2006. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated and should be restated. Historically, Torotel evaluated unrecorded differences using the "roll-over" method, which focused primarily on the impact of unrecorded differences, including the reversal of prior-year unrecorded differences, on the current year consolidated statement of operations. As required by SAB 108, Torotel now evaluates misstatements under a "dual approach" method, which requires quantification under both the "roll-over" and the "iron curtain" methods. The "iron curtain" method quantifies misstatements based on the effects of correcting the period-end consolidated balance sheet. In accordance with the transition provisions of SAB 108, Torotel recorded an aggregate adjustment of $15,000 that increased the beginning accumulated deficit as of May 1, 2006. These adjustments were considered to be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

immaterial to our consolidated statements of operations in prior years, under the "roll-over" method. The components of the adjustment are detailed in the tables below:

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

(a)
To increase accrued liabilities for estimated warranty costs

(b)
To reduce allowance for doubtful accounts and increase accounts receivable, net

New Accounting Pronouncements

        Effective May 1, 2007, Torotel adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes—an Interpretation of FASB No. 109, which clarified the accounting for uncertainty in tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It is management's responsibility to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Any resulting cumulative effect of applying the provisions of FIN 48 upon adoption would be reported as an adjustment to the beginning balance of retained earnings and an adjustment to tax liabilities in the period of adoption. Based on a third-party review of prior year federal and state tax returns, Torotel had no unrecognized tax benefits as of May 1, 2007, the income tax positions taken or expected to be taken for the open tax years are appropriately stated and supported for all open years, and the adoption of FIN 48 did not have a material effect on Torotel's consolidated financial statements for the fiscal year ended April 30, 2008. Open tax years are April 30, 2004, 2005, 2006 and 2007. Torotel would recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense. At the adoption date of May 1, 2007, and as of April 30, 2008, Torotel recorded no accrued interest or penalties related to uncertain tax positions. Management expects no significant change in the amount of unrecognized tax benefit, accrued interest or penalties within the next twelve months.

        In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157 ("SFAS 157"), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS 157 will be effective beginning May 1, 2008. Torotel does not

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

expect the implementation to have a material effect on its results of operations, financial condition and cash flows.

        In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159 ("SFAS 159"), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the FASB's long-term measurement objectives for accounting for financial instruments. SFAS 159 applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. SFAS 159 will be effective May 1, 2008. Torotel does not expect the implementation to have a material effect on its results of operations, financial condition and cash flows.

NOTE B—INVENTORIES

        The following table summarizes the components of inventories:

Raw materials	$669,000
Work in process	173,000
Finished goods	84,000

926,000
Less: reserve for obsolete and excess inventories	375,000

$551,000

        During the fourth quarter ended April 30, 2007, Torotel installed a software update to its computer system. This update featured a new report, which in management's opinion, provides better information for evaluating obsolete and excess inventory. As a result of using this new report, Torotel decreased its reserve for obsolete and excess inventory by $100,000, or 2 cents per diluted share. This change in estimate is included in the cost of goods sold in the accompanying consolidated statement of operations for the year ended April 30, 2007.

NOTE C—FINANCING AGREEMENTS

        Torotel Products has mortgage debt with the Bank of Blue Valley based in Overland Park, Kansas. Under the terms of the financing, the outstanding balance bears interest at a fixed rate of 8.0% per annum. The note requires monthly principal and interest payments of $9,947. The note, which is guaranteed by Torotel, Inc. and Electronika, Inc., has a maturity date of June 25, 2011, may be prepaid without penalty and is collateralized by substantially all assets of Torotel. As of April 30, 2008, the outstanding balance was $711,000.

        On September 30, 2007, Torotel Products renewed its $200,000 revolving credit agreement with Bank of Blue Valley. Advances under the credit line are limited to 75% of eligible billed receivables. The revolving line is collateralized by the land and buildings in Olathe, Kansas. Under the terms of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE C—FINANCING AGREEMENTS (Continued)

agreement, the outstanding balance of the revolving line bears interest at 1.25% over the bank's corporate base rate and has a maturity date of September 30, 2008. As of April 30, 2008, the effective borrowing rate was 6.50% and the entire credit line was available.

        Information concerning Torotel's long-term indebtedness is as follows:

Note payable to Bank of Blue Valley, maturing June 2011	$711,000
Less: Current maturities	64,000

$647,000

        The amount of long-term debt maturing in each of the next five years is as follows:

Year Ending April 30,	Amount
2009	$64,000
2010	69,000
2011	75,000
2012	503,000

$711,000

NOTE D—INCOME TAXES

        The provision for income taxes reflected in the consolidated statements of operations differs from the amounts computed at the federal statutory tax rates. The principal differences between the statutory income tax expense and the effective provision for income taxes are summarized as follows:

	2008	2007
Computed tax expense (benefit) at statutory rates	$47,000	$(66,000)
Addition to (utilization of) net operating loss carryforwards	(47,000)	66,000
Decrease (increase) in deferred tax assets	78,000	(37,000)
Increase (decrease) in valuation allowance	(78,000)	37,000

	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE D—INCOME TAXES (Continued)

        Torotel has available as benefits to reduce future income taxes, subject to applicable limitations, the following estimated net operating loss ("NOL") carryforwards:

Year of Expiration	NOL Carryforwards
2010	$556,000
2011	319,000
2012	355,000
2013	801,000
2019	2,960,000
2020	8,000
2021	2,000
2022	57,000
2023	1,000
2024	77,000
2025	212,000

$5,348,000

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

Net operating loss carryforwards	$1,692,000
Inventory valuation reserve	116,000
Amortization and impairment of intangibles	382,000
Loss on equity and impairment in investee	349,000
Tax credit carryforwards	19,000
Other	31,000

2,589,000
Less: valuation allowance	2,589,000

$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE E—COMMITMENTS AND CONTINGENCIES

        Torotel is a party to four operating leases, which include a digital copier and fax, a digital color copier, and two automobiles. All four leases are non-cancelable. As of April 30, 2008, there were no capital lease obligations. Future minimum lease payments are as follows:

Year Ending April 30,	Operating Leases
2009	$27,000
2010	22,000
2011	10,000

$59,000

        Total rent expense for all operating leases for the years ended April 30, 2008 and 2007, was $35,000 and $48,000, respectively.

NOTE F—EMPLOYEE INCENTIVE PLANS

Short-term Cash Incentive Plan

        The Short-term Cash Incentive Plan ("STIP") became effective for fiscal year 2008. The purpose of the STIP is to promote the long-term financial performance of Torotel by providing all key employees with the opportunity to earn cash awards for accomplishing annual goals for Return on Capital Employed ("ROCE") as defined in the Plan, which was filed as Exhibit 10.8 of Form 10-KSB for the fiscal year ended April 30, 2007, and is herein incorporated by reference. There were no awards for the year ended April 30, 2008.

Long-term Incentive Plans

        The Long-term Incentive Plans ("LTIPs"), which consist of a Stock Award Plan and a Long-term Cash Incentive Plan, also became effective for fiscal year 2008. The purpose of the LTIPs is to provide incentives that will attract and retain highly competent persons as key employees to promote the long-term financial performance of Torotel by providing key employees an opportunity to earn stock and cash awards for accomplishing long-range goals for sales growth, earnings growth, ROCE and debt to equity, as defined and measured in the Stock Award Plan and the Long-term Cash Incentive Plan, which were filed as Exhibits 10.9 and 10.10 of Form 10-KSB for the fiscal year ended April 30, 2007, and is herein incorporated by reference.

Stock Award Plan

        The Stock Award Plan ("SAP"), which did not require shareholder approval, provides key employees the opportunity to acquire common stock of Torotel pursuant to awards earned for accomplishing goals that promote the long-term financial performance of Torotel. Under the terms of the SAP, stock awards are in the form of restricted stock having a five (5) year restriction period, which shall lapse based on certain conditions as outlined in the SAP. All stock awards are represented by a Restricted Stock Agreement, which afford the grantees all of the rights of a stockholder with respect to the award shares, including the right to vote such shares and to receive dividends and other distributions payable with respect to such shares since the Date of Award.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE F—EMPLOYEE INCENTIVE PLANS (Continued)

Long-term Cash Incentive Plan

        The Long-term Cash Incentive Plan ("LTCIP") provides key employees with the opportunity to earn cash awards for accomplishing annual goals based on predetermined targets for average annual sales and earnings growth, ROCE and debt to equity. Under the terms of the LTCIP, awards will not be paid if Torotel's performance on any LTCIP metric is less than the threshold level of performance defined for that LTCIP metric. There were no awards for year ended April 30, 2008.

Incentive Compensation Plan

        Torotel's shareholders approved the Incentive Compensation Plan ("ICP") in 1994. The ICP has been terminated as of April 30, 2007. The ICP provided for participants to receive incentive payments in cash and/or Torotel common stock based on targeted pretax earnings, as defined in the ICP. There were no awards for the year ended April 30, 2007.

Employee Stock Option Plans

        As part of the Incentive Compensation Plan approved by shareholders in 1994, Torotel reserved 400,000 common shares for issuance to key employees pursuant to the exercise of incentive and non-qualified stock options granted prior to June 20, 2004. The options were accounted for under APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for this Plan. The incentive stock options had a term of five years when issued and vested 50% per year during the first two years. The non-qualified stock options had a term of ten years when issued and vested 25% per year during the first four years.

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

2007
	Shares Under Option	Weighted Average Exercise Price
Outstanding at beginning of year	40,000	$.37
Granted	—	—
Exercised	(40,000)	.37
Forfeited	—	—

Outstanding at end of year	—	$—

Options exercisable at end of period	—	$—
Weighted average fair value of options granted during the year		—

        The total aggregate intrinsic value of the 40,000 shares exercised was $2,400. These 40,000 shares were released from treasury at the time of exercise.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE F—EMPLOYEE INCENTIVE PLANS (Continued)

401(k) Retirement Plan

        Torotel has a 401(k) Retirement Plan for Torotel Products' employees. Employer contributions to the Plan are at the discretion of the Board of Directors. Employer contributions to the Plan for the years ended April 30, 2008 and 2007 were $6,000 in each year.

NOTE G—RESTRICTED STOCK AGREEMENTS

        Restricted Stock Agreements are authorized by the Compensation and Nominating Committee ("Committee") and the Board of Directors of Torotel. The Committee and the Board have determined that the interests of Torotel and its stockholders will be promoted by hiring talented individuals and, to induce such individuals to accept employment with Torotel, the Committee and the Board believe a key component of such individuals' compensation should be granting equity ownership opportunities based upon the acceptance of employment and the continuing employment of such individual, subject to certain conditions and restrictions.

        Effective July 31, 2006, a Restricted Stock Agreement was entered into between Torotel and Benjamin E. Ames, Jr., as part of Mr. Ames' employment as Executive Vice President of Torotel Products, Inc., with primary responsibilities being new business development. The amount of the restricted stock award was 200,000 shares of common stock, $.01 par value per share. Based upon Mr. Ames attaining mutually agreed upon written annual goals, the restricted shares shall be released from the restrictions on transfer and risk of forfeiture in the amount of 40,000 shares per year for five years beginning July 31, 2007, and each anniversary thereof. Based on the market price of $.30 for Torotel's common stock as of July 31, 2006, the fair value of the restricted stock at the date of award was $60,000. Of this amount, $2,000 was credited to common stock at par value and the excess of $58,000 was credited to capital in excess of par value. The restricted shares are treated as non-vested stock pursuant to SFAS 123(R). Accordingly, an offset amount, classified as unearned stock compensation, is included in the accompanying consolidated balance sheet under stockholders' equity (see Note H of Notes to Consolidated Financial Statements). Stock compensation cost during the years ended April 30, 2008 and 2007, was $12,000 and $9,000, respectively. Stock compensation cost of $3,000 per quarter will be recorded during the aggregate five-year vesting period provided the mutually agreed upon goals are achieved. As of April 30, 2008, 40,000 shares have been released from the restrictions on transfer.

        A Restricted Stock Agreement having a measurement date of February 12, 2007, was entered into between Torotel and E. Mark Flynn, as part of Mr. Flynn's employment as Vice President of Torotel Products, Inc., with primary responsibilities being supply chain management and development. The amount of the restricted stock award was 25,000 shares of common stock, $.01 par value per share. Based on the market price of $.45 for Torotel's common stock as of February 12, 2007, the fair value of the restricted stock at the date of award was $11,250. Of this amount, $250 was credited to common stock at par value and the excess of $11,000 was credited to capital in excess of par value. Mr. Flynn's employment was terminated on October 26, 2007. During the term of employment, stock compensation cost during the years ended April 30, 2008 and 2007, was $1,125 and $562.50, respectively; upon termination, the remaining unearned cost of $9,562.50 was recognized at the time of termination and the 25,000 shares were transferred to treasury stock.

        On August 7, 2007, Restricted Stock Agreements were entered into between Torotel and 13 key employees pursuant to the Stock Award Plan ("SAP"). The SAP provides key employees the opportunity to acquire common stock of Torotel pursuant to awards earned for accomplishing goals

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE G—RESTRICTED STOCK AGREEMENTS (Continued)

that promote the long-term financial performance of Torotel. Under the terms of the SAP, which was filed as Exhibit 10.9 of Form 10-KSB for the fiscal year ended April 30, 2007, the restricted stock awards have a five (5) year restriction period, which shall lapse based on certain conditions as outlined in the SAP. The Restricted Stock Agreements afford the grantees all of the rights of a stockholder with respect to the award shares, including the right to vote such shares and to receive dividends and other distributions payable with respect to such shares since the Date of Award. The aggregate amount of the restricted stock awards was 575,750 shares of common stock, $.01 par value per share. Based on the market price of $.50 for Torotel's common stock as of August 7, 2007, the fair value of the restricted stock at the date of award was $287,875. Of this amount, $5,757.50 was credited to common stock at par value and the excess of $282,117.50 was credited to capital in excess of par value. The restricted shares are treated as non-vested stock pursuant to SFAS 123(R). Accordingly, an offset amount, classified as unearned stock compensation, is included in the accompanying consolidated balance sheet under stockholders' equity (see Note H of Notes to Consolidated Financial Statements). Stock compensation cost during the year ended April 30, 2008 was $40,731.25. This total included $1,225 associated with the 49,000 restricted shares that were issued to E. Mark Flynn as one of the 13 key employees. The unearned cost of $23,275 for the 49,000 shares held by Mr. Flynn was recognized at the time of his termination and the 49,000 shares were transferred to treasury stock. Going forward, stock compensation cost of $13,168.75 will be recorded per quarter during the remaining five-year vesting period provided the financial performance metrics as outlined in the SAP are likely to be attained.

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

        Restricted stock activity for each period through April 30 is summarized as follows:

	2008		2007
	Restricted Shares Under Option	Weighted Average Grant Price	Restricted Shares Under Option	Weighted Average Grant Price
Outstanding at beginning of period	225,000	$.317	—	—
Granted	575,750	$.500	225,000	$.317
Vested	(40,000)	$.300	—	—
Forfeited	(74,000)	$.483	—	—

Outstanding at end of period	686,750	$.453	225,000	$.317

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE H—STOCKHOLDERS' EQUITY

        The components of stockholders' equity are summarized as follows:

Common stock, at par value	$60,000
Capital in excess of par value	12,613,000
Unearned stock compensation	(263,000)
Accumulated deficit	(10,776,000)

1,634,000
Less treasury stock, at cost, 105,205 shares	90,000

$1,544,000

        Torotel has 6,000,000 shares of common stock, $.01 par value, authorized and 5,878,340 shares issued and outstanding. The changes in shares of common stock outstanding are summarized as follows:

Balance, May 1, 2007	5,376,590
Restricted stock activity	575,750
Treasury stock activity	(74,000)

Balance, April 30, 2008	5,878,340

NOTE I—EARNINGS PER SHARE

        SFAS 128, Earnings per Share, requires dual presentation of basic and diluted EPS on the face of the statement of operations. It also requires a reconciliation of the numerator and denominator used in computing basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion 15. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The 686,750 shares issued pursuant to the Restricted Stock Agreements (see Note G of Notes to Consolidated Financial Statements) meet the definition of contingently issuable shares as outlined in SFAS No. 128; as a result, these shares will not be included in the basic EPS calculation until the performance measurements have been satisfied. The restricted shares will be treated as a common stock equivalent for the diluted EPS calculation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE I—EARNINGS PER SHARE (Continued)

        Pursuant to SFAS 128, the basic and diluted earnings per common share were computed as follows:

	2008	2007
Earnings (loss) before cumulative effect	$165,000	$(135,000)
Cumulative effect	—	8,000

Net earnings (loss)	$165,000	$(127,000)

Weighted average common shares outstanding for basic EPS	5,181,644	5,133,837
Incremental shares for effect of restricted stock and options	578,724	—

Weighted average common shares outstanding for dilutive EPS	5,760,368	5,133,837

Basic and diluted earnings (loss) per share:
Before cumulative effect	$.03	$(.02)
Cumulative effect	—	—

	$.03	$(.02)

        No incremental shares are included in the 2007 EPS calculations for the 40,000 shares that were under option or the 225,000 shares of restricted common stock since the effect would be anti-dilutive.

NOTE J—ACCRUED LIABILITIES

        Accrued liabilities consist of the following:

Employee related expenses:
Accrued payroll	$70,000
Deferred compensation	45,000
Other	9,000

124,000

Other, including interest:
Warranty reserve	$25,000
Real estate taxes	25,000
Other	12,000

62,000

$186,000

NOTE K—INFORMATION ABOUT MAJOR CUSTOMERS

        For the year ended April 30, 2008, sales to two major customers accounted for 27% and 10% of consolidated net sales. For the year ended April 30, 2007, sales to two major customers accounted for 28% and 12% of consolidated net sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE L—AMORTIZATION OF INTANGIBLE ASSETS

        Since the acquisition of Electronika in 2002 primarily involved the purchase of certain technology-based intangible assets, annual reviews were performed to determine the amount of any impairment. The selling shareholders of Electronika ("the Caloyeras family") contractually guaranteed that the aggregate sales from Electronika's existing ballast designs over the first five (5) full fiscal years, specifically fiscal years 2003-2007, would be at least $2,500,000, which based on the terms of the Manufacturing Agreement with Magnetika, Inc., would result in an aggregate gross profit of $1,500,000 before any operating expenses. Actual aggregate sales during this five-year period were $1,404,000, resulting in an aggregate gross profit of $842,000. The gross profit shortfall resulted in an amount recoverable from the Caloyeras family of $658,000. Per an offset agreement with the Caloyeras family, filed as Exhibit 10.2 on Form 8-K on April 20, 2007, the recoverable amount was offset against a $750,000 note payable to the Caloyeras family having an extended maturity date of April 30, 2007, with the net balance of $92,000 being paid in cash by Torotel. For purposes of such offset agreement, the Caloyeras family agreed to extend the maturity date of the note payable in return for a loan extension fee of $11,525, which is included in the selling, general and administrative expenses in the accompanying consolidated statement of operations for the prior year.

        The following table provides the adjusted gross carrying value and accumulated amortization for each major class of intangible asset based on Torotel's reassessment of previously recognized intangible assets in accordance with the adoption of SFAS 142, Goodwill and Other Intangible Assets:

		2008		2007
	Average Amortizable Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Aircraft—ballasts	3	$490,000	$490,000	$490,000	$490,000

        The total intangible amortization expense for the year ended April 30, 2007 was $33,000. No further amortization expense will be incurred for these intangible assets.

NOTE M—EQUITY INVESTMENT

        On March 29, 2002, Torotel acquired a 17.8% equity interest in Apex. The total investment of $1,035,000 consisted of $35,000 in acquisition costs and a stock purchase of 4,000,000 common shares for $1,000,000, of which $250,000 came from available cash and the remaining $750,000 from loan proceeds from the Caloyeras Family Partnership (see Note L of Notes to Consolidated Financial Statements). The Caloyeras Family Partnership and a Caloyeras Trust also acquired 4,000,000 shares of Apex on the same terms as Torotel. On May 23, 2003, Torotel purchased an additional 355,637 common shares of Apex stock for $89,000 at 25 cents per share. Because of dilutive transactions, Torotel now owns a 12.88% equity interest in Apex. The investment in Apex has no carrying value on the consolidated balance sheet of Torotel, and in the opinion of Torotel management, it is not likely that any of the investment will be recovered. If Apex were to eventually be sold, any cash recovered would be recognized as a gain upon receipt of any proceeds.

NOTE N—STOCK APPRECIATION RIGHTS (SARs)

        On September 10, 2004, the board of directors of Torotel approved the Directors Stock Appreciation Rights Plan (the "Plan") for non-employee directors. Each SAR is equal to one share of common stock of Torotel, and the aggregate number of SARs that may be granted under the Plan shall

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE N—STOCK APPRECIATION RIGHTS (SARs) (Continued)

not exceed 500,000. The effective date of the Plan is October 1, 2004. The SARs are now accounted for under SFAS No. 123(R), Accounting for Stock-Based Compensation.

        Pursuant to the Plan, 20,000 SARs were granted on the effective date to each of the three current non-employee directors serving at that time. The initial price at which each SAR was granted was $.35, which equaled the market price of Torotel's common stock on the date of grant. Accordingly, no compensation cost was recognized at the time of grant, but compensation costs will be recognized in future periods in which the market price of Torotel's common stock increases above the grant price.

        SARs shall automatically be granted in the future as follows: (1) each person who is elected as a director, who was not a director on the effective date of the Plan, shall be granted 10,000 SARs on the date such person is elected a director; and (2) on each May 1 following the effective date during the term of the Plan, each person serving as a director on such date shall be granted 10,000 SARs. After the initial grant, the price at which each SAR is granted shall be the average of the closing price of Torotel's common stock for the ten consecutive days immediately preceding the date of grant. Upon exercise of a SAR, Torotel will pay the grantee an amount (the "Spread") equal to the excess of the Exercise Price over the SAR grant price multiplied by the number of shares being exercised. The Exercise Price shall be the average of the closing price of Torotel's common stock for the ten consecutive days immediately preceding the notice of exercise. For any payments that exceed $10,000, Torotel has the option to make quarterly payments over three years with interest payable quarterly at the prime rate of Torotel's primary bank.

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

        A Grantee shall become fully (100%) vested in each of his or her SARs under the following circumstances: (i) upon termination of the Grantee's service as a director of Torotel for reasons of death, disability or retirement; (ii) if the Compensation and Nominating Committee (the "Committee"), in its sole discretion, determines that acceleration of the SAR vesting schedule would be desirable for Torotel; or (iii) if Torotel shall, pursuant to action by its Board of Directors, at any time propose to merge into, consolidate with, or sell or otherwise transfer all or substantially all of its assets to another corporation, and provision is not made pursuant to the terms of such transaction for the assumption by the surviving, resulting or acquiring corporation of outstanding SARs or for substitution of new SARs therefore, the Committee shall cause written notice of the proposed transaction to be given to each Grantee not less than twenty days prior to the anticipated effective date of the proposed transaction, and his or her SARs shall become fully (100%) vested and, prior to a date specified in such notice, which shall be not more than ten days prior to the anticipated effective date of the proposed transaction, each Grantee shall have the right to exercise his or her SARs.

        In accordance with SFAS 123(R), compensation expense is recognized over the vesting period based upon the estimated fair value of the SARs pursuant to the terms of the Plan using the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE N—STOCK APPRECIATION RIGHTS (SARs) (Continued)

Black-Scholes options-pricing model as of the end of each financial reporting period. As of April 30, 2008, the fair value of the SARs was determined using the following assumptions: no dividend payments over the life of the SARs since Torotel has not issued any form of dividend since 1985; an expected volatility of 178.1% based on Torotel's historical volatility using the weekly closing price over the past 3.25 years; a risk-free interest rate of 3.00%; and an expected life of 3.25 years based on the length of service estimated to be served. Based on these assumptions, the fair value prices per share of the outstanding SARs are summarized as follows:

Grant Date	SARs Under Option	Exercise Price	Fair Value Price	% Vested	Aggregate Vested Fair Value	Aggregate Intrinsic Value
October 1, 2004	60,000	$.350	$.505	100%	$31,000	$12,000
May 1, 2005	30,000	$.302	$.509	67%	$10,000	$7,000
May 1, 2006	30,000	$.695	$.486	33%	$5,000	$—
May 1, 2007	30,000	$.500	$.496	0%	$—	$2,000
June 4, 2007	10,000	$.412	$.501	0%	$—	$1,000

        The vested portion represents 90,000 SARs. As of April 30, 2008, the total aggregate intrinsic value of these exercisable SARs was $17,000.

        SARs transactions for each period though April 30 are summarized as follows:

	2008			2007
	SARs Under Option	Weighted Average Grant Price		SARs Under Option	Weighted Average Grant Price
Outstanding at beginning of period	120,000		$.424	90,000		$.334
Granted	40,000		$.478	30,000		$.695
Exercised	—		—	—		—
Forfeited	—		—	—		—

Outstanding at end of period	160,000		$.438	120,000		$.424

SARs exercisable at end of period	90,000	$	..378	50,100	$	..341
Weighted average fair value of SARs granted during the period			$.497			$.462

        The following information applies to SARs outstanding for each period through April 30:

	2008	2007
Number outstanding	160,000	120,000
Range of grant prices	$.302 - $.695	$.302 - $.695
Weighted average grant price	$.438	$.424
Weighted average contractual life remaining	7.47 yrs.	7.96 yrs.

        Total compensation expense for the outstanding SARs for the year ended April 30, 2008 was $22,000. Total compensation expense for the outstanding SARs for the year ended April 30, 2007 was a reduction of $9,000, which included an $8,000 reduction for the cumulative effect of adopting SFAS No. 123(R). As of April 30, 2008, there was $34,000 of total unrecognized compensation expense related to non-vested SARs granted under the Plan. This cost is expected to be recognized over a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE N—STOCK APPRECIATION RIGHTS (SARs) (Continued)

weighted average period of .69 years. The liability for SARs on the consolidated balance sheet as of April 30, 2008, was $46,000.

NOTE O—AGREEMENTS WITH RELATED PARTY

        Electronika's requirements for the ballast transformers are outsourced pursuant to a Manufacturing Agreement with Magnetika, a corporation owned by the Caloyeras family. Under the terms of the agreement, Magnetika provides all necessary raw material, labor, testing, packaging and related services required to complete the manufacture, delivery and sale of the ballast transformers, and Electronika is obligated to order all of its ballast transformer requirements exclusively from Magnetika. Electronika retains ownership of all designs, drawings, specifications and intellectual property rights associated with the ballast transformers. In exchange for the services provided to Electronika under the Manufacturing Agreement, Magnetika receives 40 percent of the net sales price of all ballast transformers sold by Electronika, plus a $2,500 per month management fee for processing all quotations and orders. Effective with the beginning of fiscal 2008, per the terms of the Manufacturing Agreement, the monthly management fee has been eliminated because of Electronika's lower sales volume. The Manufacturing Agreement continues in effect until April 1, 2012. In the fiscal year ended April 30, 2008, Electronika incurred costs of $13,000 for goods purchased on trade terms of net 20 days pursuant to the Manufacturing Agreement. Of the amount purchased, $10,000 was due and payable as of April 30, 2008.

NOTE P—RECLASSIFICATION

        Historically, certain costs associated with Torotel's facility have been included with the selling, general and administrative expenses in the consolidated statements of operations. These facilities costs are part of the overhead pool used to determine the burden rate for calculating the amount of overhead applied to work in process inventories. Management believes these facilities costs should be presented as part of cost of goods sold in the consolidated statements of operations. Accordingly, facilities costs of $204,000 are included in cost of goods sold in the accompanying consolidated statement of operations for the fiscal year ended April 30, 2008, with a corresponding decrease in selling, general and administrative expenses. In order to fairly present the comparative results for the fiscal year ended April 30, 2007, management has reclassified $193,000 of selling, general and administrative expenses to cost of goods sold.

 PART III

ITEM 9.    Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

        The information required by Items 401 and 405 of Regulation S-B is contained in Torotel's 2008 Proxy Statement under the sections titled "Voting Securities and Principal Holders Thereof" and "Proposal One—Election to the Board of Directors", which are herein incorporated by reference.

Code of Business Conduct and Ethics

        Torotel has adopted a Code of Business Conduct and Ethics (the "Code") for directors, executive officers, and significant employees. A copy of the Code is posted on Torotel's Internet website at www.torotelproducts.com. If an amendment is made to, or a waiver granted of, a provision of the Code that applies to Torotel's principal executive officer or principal financial officer where such amendment or waiver is required to be disclosed under applicable SEC rules, Torotel intends to disclose such amendment or waiver and the reasons therefore on its Internet website within four business days following any such amendment or waiver and will keep the information available on the website for at least twelve months. Following the twelve-month posting period, the information will be retained for a minimum of five years.

Audit Committee Members

        The Audit Committee of the Board of Directors is comprised of three independent directors, S. Kirk Lambright, Jr., Anthony H. Lewis and Stephen K. Swinson. The Board of Directors considers Stephen K. Swinson to be an audit committee financial expert based on his experience as a chief financial officer.

ITEM 10.    Executive Compensation

        The information required by Item 402 of Regulation S-B is contained in Torotel's 2008 Proxy Statement under the section titled "Executive Officer Compensation", which is herein incorporated by reference.

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

        Both agreements became effective June 30, 2006, and will expire on June 30, 2009, provided, however, that on June 30, 2007, and on June 30 of each year thereafter, the term shall be automatically extended for one additional year and shall continue in this manner until the agreement is terminated in accordance with Section 8 of the agreement. The agreements provide for minimum base monthly salaries of $10,000 and $7,500 for Messrs. Sizemore and Serrone, respectively, plus other benefits and incentive awards as determined by the Board of Directors. The agreements further provide that if a party's employment is terminated by Torotel without cause, that party will receive a lump-sum severance payment equal to one year of salary, bonus and benefits. In the event of a change of control, if a party is terminated other than for cause or if a party terminates for good reason, the party shall be entitled to receive the greater of (i) one year of salary, bonus and benefits or (ii) the total salary, bonus and benefits for the remaining then-existing term of the employment agreement. The agreements also provide for a restrictive covenant of non-competition for a period of two years following termination of employment.

ITEM 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by Item 201(d) and Item 403 of Regulation S-B is contained in Torotel's 2008 Proxy Statement under the sections titled "Voting Securities and Principal Holders Thereof" and "Proposal One—Election to the Board of Directors", which are herein incorporated by reference.

ITEM 12.    Certain Relationships and Related Transactions, and Director Independence

Employment Agreements

        Torotel has employment agreements with Dale H. Sizemore, Jr. and H. James Serrone, as described in Item 10 above. The annual value of the agreements is presently $142,000 and $121,000, respectively.

Related Transactions

        The Caloyeras family presently controls 43% of Torotel's outstanding common shares. For the year ended April 30, 2008, Electronika, a wholly-owned subsidiary of Torotel, incurred costs of $13,000 for goods purchased pursuant to a Manufacturing Agreement with Magnetika, Inc., a corporation owned by the Caloyeras family. Of the amount purchased, $10,000 was due and payable as of April 30, 2008.

ITEM 13.    Exhibits

(a)   Exhibits (Electronic Filing Only)

Exhibit 3.1	Articles of Incorporation (incorporated by reference to Exhibit 3 of Form 10-QSB filed with the SEC on March 13, 2000)
Exhibit 3.2	By-laws (incorporated by reference to Exhibit 3.1 of Form 8-K filed with the SEC on July 7, 2006)
Exhibit 10.1	Form of Employment Agreement (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the SEC on July 7, 2006)
Exhibit 10.2	Manufacturing Agreement with Magnetika, Inc. (incorporated by Reference to Exhibit 8.4 of Form 8-K filed with the SEC on April 15, 2002)
Exhibit 10.3	Secured Promissory Note Payable to Caloyeras Family Partnership (incorporated by reference to Exhibit 5 of Form 8-K filed with the SEC on April 17, 2002)
Exhibit 10.4	Restricted Stock Agreement with Benjamin E. Ames, Jr. (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the SEC on August 4, 2006)
Exhibit 10.5	Restricted Stock Agreement with E. Mark Flynn (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed with the SEC on March 16, 2007)
Exhibit 10.6	Purchase Option Agreement with the Caloyeras Family Partnership (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the SEC on April 20, 2007)
Exhibit 10.7	Offset Agreement with the Caloyeras Family Partnership (incorporated by reference to Exhibit 10.2 of Form 8-K filed with the SEC on April 20, 2007)
Exhibit 10.8	Short-term Cash Incentive Plan (incorporated by reference to Exhibit 10.8 of Form 10-KSB filed with the SEC on July 30, 2007)

Exhibit 10.9	Stock Award Plan (incorporated by reference to Exhibit 10.8 of Form 10-KSB filed with the SEC on July 30, 2007)
Exhibit 10.10	Long-term Cash Incentive Plan (incorporated by reference to Exhibit 10.8 of Form 10-KSB filed with the SEC on July 30, 2007)
Exhibit 14	Code of Ethics for Directors, Executive Officers, Significant Employees (incorporated by reference to Exhibit 14 of Form 10-KSB filed with the SEC on February 16, 2005)
Exhibit 16	Letter re change in certifying accountant (incorporated by reference to Exhibit 16.1 of Form 8-K filed with the SEC on September 2, 2005)
Exhibit 21	Subsidiaries of the Registrant
Exhibit 31.1	Officer Certification
Exhibit 31.2	Officer Certification
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14.    Principal Accountant Fees and Services

        The information required by Item 9(e) of Schedule 14A is contained in Torotel's 2008 Proxy Statement under the section titled "Fees Paid to the Independent Accountants", which is herein incorporated by reference.

 SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Torotel, Inc. (Registrant)
By:	/s/ DALE H. SIZEMORE, JR. Dale H. Sizemore, Jr. Chief Executive Officer	By:	/s/ H. JAMES SERRONE H. James Serrone Chief Financial Officer
	Date: July 28, 2008		Date: July 28, 2008

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ DALE H. SIZEMORE, JR. Dale H. Sizemore, Jr. Chairman of the Board, President,Chief Executive Officer and Director	By:	/s/ ANTHONY L. LEWIS Anthony L. Lewis Director
	Date: July 28, 2008		Date: July 28, 2008
By:	/s/ RICHARD A. SIZEMORE Richard A. Sizemore Director	By:	/s/ STEPHEN K. SWINSON Stephen K. Swinson Director
	Date: July 28, 2008		Date: July 28, 2008
By:	/s/ H. JAMES SERRONE H. James Serrone Vice President of Finance, Chief Financial Officer, Secretary and Director	By:	/s/ S. KIRK LAMBRIGHT, JR. S. Kirk Lambright, Jr. Director
	Date: July 28, 2008		Date: July 28, 2008

QuickLinks

PART I
  ITEM 1. Description of Business
  ITEM 2. Description of Property
  ITEM 3. Legal Proceedings
  ITEM 4. Submission of Matters to a Vote of Security Holders
PART II
  ITEM 5. Market Price of and Dividends on Common Equity and Related Stockholder Matters
  ITEM 6. Management's Discussion and Analysis or Plan of Operation
  ITEM 7. Financial Statements
  ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  ITEM 8A(T). CONTROLS AND PROCEDURES
  ITEM 8B. Other Information
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CONSOLIDATED BALANCE SHEET As of April 30, 2008
CONSOLIDATED STATEMENTS OF OPERATIONS Year ended April 30,
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS Year ended April 30,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART III
  ITEM 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act
  ITEM 10. Executive Compensation
  ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  ITEM 12. Certain Relationships and Related Transactions, and Director Independence
  ITEM 13. Exhibits
  ITEM 14. Principal Accountant Fees and Services
SIGNATURES