Form 10-Q
period 2008-07-31
TOROTEL INC
filed 2008-09-15
CIK 98752

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934.)

Yes ☐   No ☒

As of September 10, 2008, there were 5,878,340 shares of Common Stock, $.01 par value, outstanding.

TOROTEL, INC. AND SUBSIDIARIES

PART I.     FINANCIAL INFORMATION

Item 1.       Financial Statements

CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	As of July 31,	As of April 30,
	2008	2008
ASSETS

Current assets:
Cash	$449,000	$410,000
Trade receivables, net	901,000	775,000
Inventories	758,000	551,000
Prepaid expenses and other current assets	68,000	23,000
	2,176,000	1,759,000

Property, plant and equipment, net	1,043,000	1,022,000

Other assets	2,000	2,000

	$3,221,000	$2,783,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$74,000	$64,000
Trade accounts payable	535,000	342,000
Accrued liabilities	264,000	186,000
	873,000	592,000

Long-term debt, less current maturities	647,000	647,000

Stockholders’ equity	1,701,000	1,544,000

	$3,221,000	$2,783,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	July 31,	July 31,
	2008	2007
Net sales	$1,971,000	$1,406,000
Cost of goods sold	1,212,000	874,000

Gross profit	759,000	532,000

Operating expenses:
Engineering	98,000	65,000
Selling, general and administrative	505,000	505,000
	603,000	570,000

Earnings (loss) from operations	156,000	(38,000)

Other expense:
Interest expense	14,000	15,000
Other, net	1,000	—
	15,000	15,000

Earnings (loss) before provision for income taxes	141,000	(53,000)

Provision for income taxes	—	—

Net earnings (loss)	$141,000	$(53,000)

Basic earnings (loss) per share	$.03	$(.01)

Diluted earnings (loss) per share	$.02	$(.01)

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	July 31,	July 31,
	2008	2007
Cash flows from operating activities:
Net earnings (loss)	$141,000	$(53,000)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Loss on disposal of assets	1,000	—
Stock compensation earned	16,000	3,000
Depreciation	25,000	23,000
Change in value of stock appreciation rights	(3,000)	(1,000)
Increase (decrease) in cash flows from operations resulting from changes in:
Trade receivables	(126,000)	158,000
Inventories	(207,000)	(35,000)
Prepaid expenses and other assets	(45,000)	(55,000)
Trade accounts payable	193,000	71,000
Accrued liabilities	81,000	52,000

Net cash provided by operating activities	76,000	163,000

Cash flows from investing activities:
Capital expenditures	(20,000)	(12,000)

Net cash used in investing activities	(20,000)	(12,000)

Cash flows from financing activities:
Principal payments on long-term debt	(16,000)	(14,000)
Payments on capital lease obligations	(1,000)	—

Net cash used in financing activities	(17,000)	(14,000)

Net increase in cash	39,000	137,000
Cash, beginning of period	410,000	247,000

Cash, end of period	$449,000	$384,000

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$16,000	$15,000
Income taxes payable	$—	$—

Non-cash investing and financing activities:
Capital expenditure	$(27,000)	$—
Proceeds from capital lease	$27,000	$—

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Nature of Operations

Torotel, Inc. (“Torotel”) specializes in the custom design and manufacture of a wide variety of precision magnetic components, consisting of transformers, inductors, reactors, chokes and toroidal coils, for use in commercial, industrial and military electronics.  Torotel also designs and distributes ballast transformers for the airline industry.  Approximately 98% of Torotel’s sales during the first three months of fiscal 2009 have been derived from domestic customers.

Note 2 – Basis of Presentation

The condensed consolidated balance sheet as of April 30, 2008, which has been derived from audited financial statements, is accompanied by the unaudited interim condensed consolidated financial statements, which reflect the normal recurring adjustments that in the opinion of management are necessary to present fairly Torotel’s financial position at July 31, 2008, and the results of operations for the three months ended July 31, 2008.

The unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although management believes the disclosures made are adequate to make the information not misleading.

The financial statements contained herein should be read in conjunction with Torotel’s financial statements and related notes filed on Form 10-KSB for the year ended April 30, 2008.

Note 3 – Reclassification

Historically, certain costs associated with Torotel’s facility have been included with the selling, general and administrative expenses in the consolidated statements of operations.  These facilities costs are part of the overhead pool used to determine the burden rate for calculating the amount of overhead applied to work in process inventories.  Management believes these facilities costs should be presented as part of cost of goods sold in the consolidated statements of operations.  Accordingly, facilities costs of $50,000 are included in cost of goods sold in the accompanying consolidated statement of operations for the three months ended July 31, 2008, with a corresponding decrease in selling, general and administrative expenses.  In order to fairly present the comparative results for the three months ended July 31, 2007, management has reclassified $51,000 of selling, general and administrative expenses to cost of goods sold.

Note 4 – Inventories

The components of inventories are summarized as follows:

	July 31,	April 30,
	2008	2008
Raw materials	$784,000	$669,000
Work in process	259,000	173,000
Finished goods	80,000	84,000
	1,123,000	926,000
Less: reserve for obsolete and excess inventories	365,000	375,000
	$758,000	$551,000

Note 5 – Income Taxes

Torotel adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an Interpretation of FASB No. 109, effective May 1, 2007, which clarified the accounting for uncertainty in tax positions.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  It is management’s responsibility to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  Based on a third-party review of prior year federal and state tax returns, Torotel had no unrecognized tax benefits as of the date of adoption, the income tax positions taken or expected to be taken for the open tax years are appropriately stated and supported for all open years, and the adoption of FIN 48 did not have a material effect on Torotel’s consolidated financial statements.  Open tax years are April 30, 2004, 2005, 2006 and 2007.  Torotel would recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.  At the adoption date of May 1, 2007, and as of July 31, 2008, Torotel recorded no accrued interest or penalties related to uncertain tax positions.  Management expects no significant change in the amount of unrecognized tax benefit, accrued interest or penalties within the next twelve months.

Note 6 – Restricted Stock Agreements

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

A Restricted Stock Agreement was entered into between Torotel and Benjamin E. Ames, Jr. on July 31, 2006, as part of Mr. Ames’ employment as Executive Vice President of Torotel Products, Inc. with primary responsibilities being new business development.  The amount of the restricted stock award was 200,000 shares of common stock, $.01 par value per share.  Based upon Mr. Ames attaining mutually agreed upon written annual goals, the restricted shares shall be released from the restrictions on transfer and risk of forfeiture in the amount of 40,000 shares per year for five years beginning July 31, 2007, and each anniversary thereof.  Based on the market price of $.30 for Torotel’s common stock as of July 31, 2006, the fair value of the restricted stock at the date of award was $60,000.  The restricted shares are treated as non-vested stock pursuant to SFAS 123(R) and are classified as unearned stock compensation in the accompanying consolidated balance sheet under stockholders’ equity.  Stock compensation cost during the three months ended July 31, 2008 was $3,000.  Stock compensation cost of $3,000 per quarter will be recorded during the aggregate five-year vesting period provided the mutually agreed upon goals are achieved.  As of July 31, 2008, a total of 80,000 shares have been released from the restrictions on transfer.

Restricted Stock Agreements were entered into between Torotel and 12 key employees on August 7, 2007, pursuant to the Stock Award Plan (“SAP”).  The SAP provides key employees the opportunity to acquire common stock of Torotel pursuant to awards earned for accomplishing goals that promote the long-term financial performance of Torotel.  Under the terms of the SAP, which was filed as Exhibit 10.9 on

Form 10-KSB on July 30, 2007, the restricted stock awards have a five (5) year restriction period, which shall lapse based on certain conditions as outlined in the SAP.  The Restricted Stock Agreements afford the grantees all of the rights of a stockholder with respect to the award shares, including the right to vote such shares and to receive dividends and other distributions payable with respect to such shares since the Date of Award.  The aggregate amount of the restricted stock awards outstanding as of July 31, 2008, was 526,750 shares of common stock, $.01 par value per share.  Based on the market price of $.50 for Torotel’s common stock at the date of award, the fair value of the restricted stock outstanding was $263,375 as of July 31, 2008.  The restricted shares are treated as non-vested stock pursuant to SFAS 123(R) and are classified as unearned stock compensation in the accompanying consolidated balance sheet under stockholders’ equity.  Stock compensation cost during the three months ended July 31, 2008 was $13,168.75.  Stock compensation cost of $13,168.75 will be recorded per quarter during the remaining five-year vesting period provided the financial performance metrics as outlined in the SAP are likely to be attained.

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

Restricted stock activity for each three month period through July 31 is summarized as follows:

	2008		2007
	Restricted	Weighted	Restricted	Weighted
	Shares	Average	Shares	Average
	Under	Grant	Under	Grant
	Option	Price	Option	Price
Outstanding at beginning of period	686,750	$.453	225,000	$.317
Granted	—	—	—	—
Vested	(40,000)	$.300	(40,000)	$.300
Forfeited	—	—	—	—
Outstanding at end of period	646,750	$.463	185,000	$.320

Note 7 – Stockholders’ Equity

The components of stockholders’ equity are summarized as follows:

	July 31, 2008	April 30, 2008
Common stock, at par value	$60,000	$60,000
Capital in excess of par value	12,613,000	12,613,000
Unearned stock compensation	(247,000)	(263,000)
Accumulated deficit	(10,635,000)	(10,776,000)
	1,791,000	1,634,000
Less treasury stock, at cost	90,000	90,000
	$1,701,000	$1,544,000

Torotel has 6,000,000 shares of common stock, $.01 par value, authorized and 5,878,340 shares issued and outstanding.  The changes in shares of common stock outstanding are summarized as follows:

Balance, May 1, 2008	5,878,340
Restricted stock activity	—
Treasury stock activity	—
Balance, July 31, 2008	5,878,340

Note 8 – Earnings Per Share

Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, requires dual presentation of basic and diluted EPS on the face of the statement of operations.  Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion 15.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  The 646,750 shares issued and outstanding pursuant to the Restricted Stock Agreements (see Note 6 of Notes to Consolidated Financial Statements) meet the definition of contingently issuable shares as outlined in SFAS No. 128; as a result, these shares will not be included in the basic EPS calculation until the performance measurements have been satisfied.  The restricted shares are treated as a common stock equivalent for the diluted EPS calculation.  Pursuant to SFAS No. 128, the basic and diluted earnings per common share were computed as follows:

Year-to-Date EPS Calculations

	2008	2007
Net earnings (loss)	$141,000	$(53,000)

Weighted average common shares outstanding for basic EPS	5,192,025	5,152,025
Incremental shares for the effect of restricted stock	686,315	—
Weighted average common shares outstanding for dilutive EPS	5,878,340	5,152,025

Basic earnings (loss) per share	$.03	$(.01)

Diluted earnings (loss) per share	$.02	$(.01)

No incremental shares are included in the 2007 EPS calculations for the 160,000 shares of restricted common stock since the effect would be anti-dilutive.

Note 9 – Stock Appreciation Rights

On September 10, 2004, the board of directors of Torotel approved the Directors Stock Appreciation Rights Plan (the “Plan”) for non-employee directors.  Each SAR is equal to one share of common stock of Torotel, and the aggregate number of SARs that may be granted under the Plan shall not exceed 500,000.  The effective date of the Plan is October 1, 2004, and the Plan has a term of ten (10) years.  The SARs are now accounted for under SFAS No. 123(R), Accounting for Stock-Based Compensation.

Pursuant to the Plan, 20,000 SARs were granted on the effective date to each of the three current non-employee directors serving at that time.  The initial price at which each SAR was granted was $.35, which equaled the market price of Torotel’s common stock on the date of grant.  Accordingly, no compensation cost was recognized at the time of grant in accordance with APB Opinion 25, prior to the adoption of SFAS No. 123(R) on May 1, 2006.

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

A Grantee shall become fully (100%) vested in each of their SARs under the following circumstances:  (i) upon termination of the Grantee’s service as a director of Torotel for reasons of death, disability or retirement; (ii) if the Compensation and Nominating Committee (the “Committee”), in its sole discretion, determines that acceleration of the SAR vesting schedule would be desirable for Torotel; or (iii) if Torotel shall, pursuant to action by its Board of Directors, at any time propose to merge into, consolidate with, or sell or otherwise transfer all or substantially all of its assets to another corporation, and provision is not made pursuant to the terms of such transaction for the assumption by the surviving, resulting or acquiring corporation of outstanding SARs or for substitution of new SARs therefore, the Committee shall cause written notice of the proposed transaction to be given to each Grantee not less than twenty days prior to the anticipated effective date of the proposed transaction, and his or her SARs shall become fully (100%) vested and, prior to a date specified in such notice, which shall be not more than ten days prior to the anticipated effective date of the proposed transaction, each Grantee shall have the right to exercise his or her SARs.

In accordance with SFAS 123(R), compensation expense is recognized over the vesting period based upon the estimated fair value of the SARs pursuant to the terms of the Plan using the Black-Scholes options-pricing model as of the end of each financial reporting period.  As of July 31,2008, the fair value of the SARs was determined using the following assumptions: no dividend payments over the life of the SARs since Torotel has not issued any form of dividend since 1985; an expected volatility of 175.3% based on Torotel’s historical volatility using the weekly closing price over the past 3.00 years; a risk-free interest rate of 3.50%; and an expected life of 3.00 years based on the length of service estimated to be served.  Based on these assumptions, the fair value prices per share of the outstanding SARs are summarized as follows:

	SARs				Aggregate	Aggregate
	Under	Exercise	Fair Value	%	Vested	Intrinsic
Grant Date	Option	Price	Price	Vested	Fair Value	Value
October 1, 2004	60,000	$.350	$.350	100%	$21,000	$3,000
May 1, 2005	30,000	$.302	$.354	100%	$11,000	$3,000
May 1, 2006	30,000	$.695	$.332	67%	$7,000	$—
May 1, 2007	30,000	$.500	$.342	33%	$3,000	$—
June 4, 2007	10,000	$.412	$.347	33%	$1,000	$—
May 1, 2008	40,000	$.550	$.339	0%	$—	$—

The vested portion represents 123,300 SARs.  As of July 31, 2008, the total aggregate intrinsic value of these exercisable SARs was $6,000.

SARs transactions for each three month period through July 31 are summarized as follows:

	2008		2007
		Weighted		Weighted
	SARs	Average	SARs	Average
	Under	Grant	Under	Grant
	Option	Price	Option	Price
Outstanding at beginning of period	160,000	$.438	120,000	$.424
Granted	40,000	$.550	40,000	$.478
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at end of period	200,000	$.460	160,000	$.438

SARs exercisable at end of period	123,300	$.408	70,200	$.385
Weighted average fair value of SARs granted during the period		$.339		$.324

The following information applies to SARs outstanding for each three month period through July 31:

	2008	2007
Number outstanding	200,000	160,000
Range of grant prices	$.302 - $.695	$.302 - $.695
Weighted average grant price	$.460	$.438
Weighted average remaining contractual life	7.73 yrs.	8.22 yrs.

Total compensation expense for the outstanding SARs for the three months ended July 31, 2008 and 2007 was a credit of $3,000 and $1,000, respectively.  As of July 31, 2008, there was $26,000 of total unrecognized compensation expense related to non-vested SARs granted under the Plan.  That cost is expected to be recognized over a weighted average period of 1.02 years.  The liability for SARs on the consolidated balance sheet as of July 31, 2008, was $43,000.

Note 10 – Concentrations of Credit Risk

Financial instruments that potentially subject Torotel to concentrations of credit risk consist principally of cash and accounts receivable.  Torotel grants unsecured credit to substantially all of its customers.  Management does not believe that it is exposed to any extraordinary credit risk as a result of this policy.  Torotel deposits all monies at the Bank of Blue Valley.  These accounts are secured up to $100,000 by the Federal Deposit Insurance Corporation.  At various times and at July 31, 2008, these cash balances exceed federally insured limits.  Torotel has not experienced any losses in such accounts.  Management does not believe Torotel is exposed to any significant credit risk with respect to its cash and cash equivalents.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

Torotel conducts business primarily through two wholly owned subsidiaries, Torotel Products, Inc. (“Torotel Products”) and Electronika, Inc. (“Electronika”).  In addition, Torotel has a 12.88% equity interest in Apex Innovations, Inc. (“Apex”).

Torotel Products designs and manufactures a wide variety of magnetic components for use in military, aerospace and industrial electronic applications.  These magnetic components, which consist of transformers, inductors, reactors, chokes, and toroidal coils, are used to modify and control electrical voltages and currents in electronic devices.  For example, if equipment containing one of these components receives an electrical voltage or current which is too high for proper operation of the equipment, the component would modify and control the electrical voltage or current to allow proper operation of the equipment.  While Torotel Products primarily manufactures the components in accordance with pre-developed mechanical and electrical requirements, in some cases it will be responsible for both the overall design and manufacture of the components.  The magnetic components are sold to manufacturers who incorporate them into an end-product.  The major applications include aircraft navigational equipment, voice and data secure communications, medical equipment, avionics equipment, and conventional missile guidance systems.  As part of its growth strategy, Torotel Products has been actively pursuing opportunities in electro-mechanical assemblies. These efforts are meeting with success as nearly $650,000 in new orders have been received.  These orders, as well as follow-on orders for the same assemblies, should contribute to higher revenue levels in fiscal 2009.

Torotel Products markets its components primarily through a 4-person internal sales force and four independent manufacturers’ representatives paid on a commission basis.  Torotel Products also utilizes its 4-person engineering department in its direct sales efforts for the purpose of expanding its reach into new markets and/or customers.

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

Electronika’s requirements for the ballast transformers are outsourced pursuant to a Manufacturing Agreement with Magnetika, Inc. (“Magnetika”), a corporation owned by the Caloyeras family.  Under the terms of the agreement, Magnetika provides all necessary raw material, labor, testing, packaging and related services required to complete the manufacture, delivery and sale of the ballast transformers.  Electronika retains ownership of all designs, drawings, specifications and intellectual property rights associated with the ballast transformers.  Magnetika is a manufacturing company that, in addition to the aforementioned ballast transformers, manufactures various other products similar to those of Torotel for other unrelated customers.  Magnetika’s annual sales are estimated to be about two times the annual sales of Torotel.  Total purchases of goods from Magnetika by Electronika amounted to $8,000 for the three months ended July 31, 2008.

Business Outlook

Management believes the business outlook for fiscal 2009 remains very positive.  As of July 31, 2008, the order backlog is nearly $5.0 million.  This amount is comprised of nearly $3.0 million for the potted coil assembly, $1.5 million in magnetic components and $500,000 in electro-mechanical assemblies.  New order bookings during the first three months of fiscal 2009 increased 15% compared to the same period last year.  Management believes new order bookings in fiscal 2009 should increase 10-15%.

The industry mix of Torotel Products’ net sales for the first three months of fiscal 2009 was 37% industrial, 33% military and 30% aerospace compared to 45% defense, 40% aerospace and 15% industrial for the same period last year.   This shift toward industrial follows the trend expected for fiscal 2009.  Management believes the mix in fiscal 2009 should shift more toward industrial and defense primarily because of an electro-mechanical assembly for a new customer application, higher demand for the potted coil assembly for the Hellfire II missile system and another electro-mechanical assembly for a new military application.  Management also believes the aerospace segment will continue to be a strong market for current products although production delays for Boeing’s new 787 will push more deliveries of magnetic components to Torotel’s fiscal 2010.  Torotel’s management will continue to focus its efforts in areas and solutions that offer significant growth, which includes continued expansion of the product base beyond electronic components.

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

Torotel’s operating plan continues to include additional sales and marketing costs in the form of personnel and/or commissions, trade show exhibits, electronic newsletters and new print literature.  The plan also continues the investment in workforce development as part of the ongoing efforts to improve Torotel’s processes and value streams.  Management believes a well developed growth strategy is in place and that going forward, some or all of these expenditures will be necessary on a continuing basis in order to achieve the desired growth.  Future annual earnings will continue to be impacted by increased auditing costs associated with complying with SEC regulations, the standards of the Public Company Accounting Oversight Board (United States) and Section 404 of the Sarbanes-Oxley Act of 2002.

Management believes Torotel is well-positioned to achieve its goal of $9 million in sales revenue for fiscal 2009.  The order backlog remains solid and other significant contract awards for magnetic components, the potted coil assembly and electro-mechanical assemblies are anticipated during the year.  Whether $9 million is actually shipped depends upon (i) Torotel’s receipt of anticipated contract awards in a timely fashion, and (ii) minimal changes in customers’ expected quantity and delivery requirements.

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

The discussion and analysis of the results of operations include the operations of Torotel and its subsidiaries, Torotel Products and Electronika.  While each company’s results are included in the following discussion, segment reporting is not applicable because the products offered are similar in form and function, and target similar markets.

Three Months Ended July 31, 2008 Compared With Three Months Ended July 31, 2007

Consolidated net sales increased 40%.  The net sales of Torotel Products increased 40% from $1,394,000 to $1,950,000.  This increase is primarily attributable to the new ballast assembly contract for a major industrial application and higher demand for molded coils used in down-hole drilling applications and other magnetic components.  The net sales of Electronika increased 75% from $12,000 to $21,000, which is consistent with the sales volume expected from Electronika.

Consolidated gross profit as a percentage of net sales increased nearly 1%.  The gross profit percentage of Torotel Products increased nearly 1% because of higher sales volume.  The effect of the higher volume was offset partially by a higher material content associated with the product mix.  Electronika’s gross profit as a percentage of net sales remained unchanged.

Engineering expenses, applicable only to Torotel Products, increased 51% from $65,000 to $98,000  because of a $22,000 increase in payroll costs primarily associated with engineering college interns employed this summer, a $5,000 increase in travel costs and a $5,000 increase in training costs.  Management anticipates a decrease in the present level of engineering expenses during the next few quarters as nearly all of the interns have returned to school.

Consolidated selling, general and administrative (SG&A) expenses remained unchanged.  The SG&A expenses of Torotel decreased 23% from $154,000 to $118,000 primarily because of a $45,000 decrease in  professional fees, a $2,000 decrease in directors fees and a $2,000 decrease in the value of stock appreciation rights.  These decreases were offset partially by a $13,000 increase in auditing fees.  The SG&A expenses of Torotel Products increased 10% from $351,000 to $387,000 primarily because of a $27,000 increase in payroll costs, a $26,000 increase in sales commissions, a $14,000 increase in IT costs, a $13,000 increase in stock compensation costs and a $3,000 increase in costs of supplies.  These increases were offset partially by a $47,000 decrease in training costs.  Electronika did not incur any SG&A expenses in either period.  Management does not anticipate any significant increase in the present level of SG&A expenses.

Interest expense, entirely attributable to Torotel Products, decreased 7% because of a lower debt level.

For the reasons discussed above, the consolidated pretax earnings increased from a loss of $53,000 to a profit of $141,000.  The pretax loss of Torotel decreased from $154,000 to $118,000.  The pretax earnings of Torotel Products increased from $94,000 to $246,000.  The pretax earnings of Electronika increased from $7,000 to $13,000.

Liquidity and Capital Resources

As of July 31, 2008, Torotel had $449,000 in cash and cash equivalents compared to $410,000 as of April 30, 2008 and $384,000 as of July 31, 2007.  Management expects cash flow from operations to improve during fiscal 2009 given the current shippable backlog position and the higher sales volume expected throughout fiscal 2009.

The table below presents the summary of cash flow for the fiscal periods indicated.

	2008	2007
Net cash provided by operating activities	$76,000	$163,000
Net cash used in investing activities	$(20,000)	$(12,000)
Net cash used in financing activities	$(17,000)	$(14,000)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in operating earnings, the timing of shipments and the collection of accounts receivable, changes in inventory, level of sales and payment of accounts payable.  The $20,000 of cash used in investing activities was the result of capital expenditures.  Management anticipates approximately $50,000 of capital expenditures during the remainder of fiscal 2009.  The $17,000 of cash used in financing activities is because of long-term debt payments on the mortgage with the Bank of Blue Valley.  Management believes that the projected cash flow from operations, combined with its existing cash balances, will be sufficient to meet its funding requirements for the foreseeable future.  Torotel does have a $200,000 bank line of credit available, which could be utilized to help fund any working capital requirements.

Management believes that inflation will have only a minimal effect on future operations since such effects will be offset by sales price increases, which are not expected to have a significant effect upon demand.

Return on Capital Employed (“ROCE”) is the primary tool for managing Torotel’s business.  The performance of Torotel’s management and the majority of its decisions will be measured by whether Torotel’s ROCE improves.  For the fiscal years ended April 30, 2006,  2007 and 2008, Torotel’s ROCE was 19.04%, -.66% and 12.25%, respectively.  Torotel’s ROCE for the 12-month trailing period ended July 31, 2008 was 21.24%.

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

Credit Risk

Financial instruments that potentially subject Torotel to concentrations of credit risk consist principally of cash and accounts receivable.  Torotel grants unsecured credit to substantially all of its customers.  Management does not believe that it is exposed to any extraordinary credit risk as a result of this policy.  Torotel deposits all monies at the Bank of Blue Valley.  These accounts are secured up to $100,000 by the Federal Deposit Insurance Corporation.  At various times and at July 31, 2008, these cash balances exceed federally insured limits.  Torotel has not experienced any losses in such accounts.  Management does not believe Torotel is exposed to any significant credit risk with respect to its cash and cash equivalents.

Fair Value of Financial Instruments

Cost approximates market for all financial instruments as of July 31, 2008 and 2007.

Treasury Stock

Torotel utilizes the weighted average cost method in accounting for its treasury stock transactions.

Revenue Recognition

Revenue is recognized on contracts and orders on the date the product is shipped to the customer (unit-of-delivery method).  Torotel’s consolidated net sales arising from contracts having deliveries scheduled over a period of more than one year for the three month periods ended July 31, 2008 and 2007, were approximately 17% and 25%, respectively, because of the contracts for the potted coil assembly.

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

Equity Investment in Apex

Torotel has a 12.88% interest in Apex.  The investment in Apex has no carrying value on the consolidated balance sheets of Torotel, and in the opinion of Torotel management, it is not likely that any of the investment will be recovered.  If Apex were to eventually be sold, any cash recovered would be recognized as a gain upon receipt of the proceeds.

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

New Accounting Pronouncements

Effective May 1, 2008, Torotel adopted Statement of Financial Accounting Standard No. 157 (“SFAS 157”), Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements.  The adoption of SFAS 157 did not have any effect on Torotel’s results of operations, financial condition and cash flows.

Effective May 1, 2008, Torotel adopted Statement of Financial Accounting Standard No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments.  Most of the provisions of this Statement apply only to entities that elect the fair value option.  However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities.   The adoption of SFAS 159 did not have any effect on Torotel’s results of operations, financial condition and cash flows.

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

Item 4T.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Torotel’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Torotel’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Based on such evaluation, these officers have concluded that Torotel’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in periodic filings under the Exchange Act is accumulated and communicated to management, including those officers, and to members of the Board of Directors, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no significant changes in Torotel’s internal controls over financial reporting or in other factors that in management’s estimates are reasonably likely to materially affect Torotel’s internal controls over financial reporting subsequent to the date of the evaluation.

PART II.   OTHER INFORMATION

Item 6.   Exhibits

a)                                Exhibits

Exhibit 31.1	Officer Certification
Exhibit 31.2	Officer Certification
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Torotel, Inc.

(Registrant)

/s/ Dale H. Sizemore, Jr.
Dale H. Sizemore, Jr.
Chief Executive Officer
Date: September 15, 2008

/s/ H. James Serrone
H. James Serrone
Chief Financial Officer
Date: September 15, 2008