Form 10-Q
period 2008-10-31
TOROTEL INC
filed 2008-12-15
CIK 98752

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [    ] to [    ]

Commission File No. 1-8125

TOROTEL, INC.

(Exact name of registrant as specified in its charter)

MISSOURI	44-0610086
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

620 NORTH LINDENWOOD DRIVE, OLATHE, KANSAS  66062

(Address of principal executive offices)

(913) 747-6111

(Registrant’s telephone number)

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

Yes ☐   No ☒

As of December 10, 2008, there were 5,878,340 shares of Common Stock, $.01 par value, outstanding.

TOROTEL, INC. AND SUBSIDIARIES

PART I.     FINANCIAL INFORMATION

Item 1.       Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	As of	As of
	October 31,	April 30,
	2008	2008
ASSETS

Current assets:
Cash	$434,000	$410,000
Trade receivables, net	745,000	775,000
Inventories, net	732,000	551,000
Prepaid expenses and other current assets	53,000	23,000
	1,964,000	1,759,000

Property, plant and equipment, net	1,017,000	1,022,000

Other assets	2,000	2,000

	$2,983,000	$2,783,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$75,000	$64,000
Trade accounts payable	236,000	342,000
Accrued liabilities	219,000	186,000
	530,000	592,000

Long-term debt, less current maturities	628,000	647,000

Stockholders’ equity	1,825,000	1,544,000

	$2,983,000	$2,783,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Six Months Ended
	October 31,	October 31,
	2008	2007
Net sales	$3,960,000	$3,049,000
Cost of goods sold	2,512,000	1,903,000

Gross profit	1,448,000	1,146,000

Operating expenses:
Engineering	177,000	131,000
Selling, general and administrative	993,000	1,024,000
	1,170,000	1,155,000

Earnings (loss) from operations	278,000	(9,000)

Other expense:
Interest expense	29,000	31,000

Earnings (loss) before provision for income taxes	249,000	(40,000)

Provision for income taxes	—	—

Net earnings (loss)	$249,000	$(40,000)

Basic earnings (loss) per share	$.05	$(.01)

Diluted earnings (loss) per share	$.04	$(.01)

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	October 31,	October 31,
	2008	2007
Net sales	$1,989,000	$1,643,000
Cost of goods sold	1,300,000	1,029,000

Gross profit	689,000	614,000

Operating expenses:
Engineering	79,000	66,000
Selling, general and administrative	488,000	519,000
	567,000	585,000

Earnings from operations	122,000	29,000

Other expense (income):
Interest expense	15,000	16,000
Other, net	(1,000)	—
	14,000	16,000

Earnings before provision for income taxes	108,000	13,000

Provision for income taxes	—	—

Net earnings	$108,000	$13,000

Basic earnings per share	$.02	$.00

Diluted earnings per share	$.02	$.00

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	October 31,	October 31,
	2008	2007
Cash flows from operating activities:
Net earnings (loss)	$249,000	$(40,000)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Cost recognized on cancellation of restricted stock	—	33,000
Loss on disposal of assets	1,000	—
Stock compensation earned	32,000	21,000
Depreciation	52,000	44,000
Change in value of stock appreciation rights	(2,000)	15,000
Increase (decrease) in cash flows from operations resulting from changes in:
Trade receivables	30,000	(70,000)
Inventories	(181,000)	(64,000)
Prepaid expenses and other assets	(30,000)	(46,000)
Trade accounts payable	(106,000)	87,000
Accrued liabilities	35,000	(17,000)

Net cash provided by (used in) operating activities	80,000	(37,000)

Cash flows from investing activities:
Capital expenditures	(21,000)	(33,000)

Net cash used in investing activities	(21,000)	(33,000)

Cash flows from financing activities:
Principal payments on long-term debt	(31,000)	(28,000)
Payments on capital lease obligations	(4,000)	—

Net cash used in financing activities	(35,000)	(28,000)

Net increase (decrease) in cash	24,000	(98,000)
Cash, beginning of period	410,000	247,000

Cash, end of period	$434,000	$149,000

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$29,000	$31,000
Income taxes payable	$—	$—

Non-cash investing and financing activities:
Capital expenditure	$(27,000)	$—
Proceeds from capital lease	$27,000	$—

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Nature of Operations

Torotel, Inc. (“Torotel”) specializes in the custom design and manufacture of a wide variety of precision magnetic components, consisting of transformers, inductors, reactors, chokes and toroidal coils, for use in commercial, industrial and military electronics.  Torotel also designs and distributes ballast transformers for the airline industry.  Approximately 97% of Torotel’s sales during the first six months of fiscal 2009 have been derived from domestic customers.

Note 2 – Basis of Presentation

The condensed consolidated balance sheet as of April 30, 2008, which has been derived from audited financial statements, is accompanied by the unaudited interim condensed consolidated financial statements, which reflect the normal recurring adjustments that in the opinion of management are necessary to present fairly Torotel’s financial position at October 31, 2008, and the results of operations for the three and six months ended October 31, 2008.

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

Note 3 – Reclassification

Historically, certain costs associated with Torotel’s facility have been included with the selling, general and administrative expenses in the consolidated statements of operations.  These facilities costs are part of the overhead pool used to determine the burden rate for calculating the amount of overhead applied to work in process inventories.  Management believes these facilities costs should be presented as part of cost of goods sold in the consolidated statements of operations.  Accordingly, facilities costs of $56,000 and $106,000 are included in cost of goods sold in the accompanying consolidated statement of operations for the three and six months ended October 31, 2008, respectively, with a corresponding decrease in selling, general and administrative expenses.  In order to fairly present comparative results, management has reclassified selling, general and administrative expenses of $53,000 and $104,000 to cost of goods sold for the three and six months ended October 31, 2007, respectively.

Note 4 – Inventories

The components of inventories are summarized as follows:

	October 31,	April 30,
	2008	2008
Raw materials	$868,000	$669,000
Work in process	152,000	173,000
Finished goods	90,000	84,000
	1,110,000	926,000
Less: reserve for obsolete and excess inventories	378,000	375,000
	$732,000	$551,000

Note 5 – Income Taxes

Torotel adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an Interpretation of FASB No. 109, effective May 1, 2007, which clarified the accounting for uncertainty in tax positions.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  It is management’s responsibility to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  Based on a third-party review of prior year federal and state tax returns, Torotel had no unrecognized tax benefits as of the date of adoption, the income tax positions taken or expected to be taken for the open tax years are appropriately stated and supported for all open years, and the adoption of FIN 48 did not have a material effect on Torotel’s consolidated financial statements.  Open tax years are April 30, 2005, 2006, 2007 and 2008.  Torotel would recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.  At the adoption date of May 1, 2007, and as of October 31, 2008, Torotel recorded no accrued interest or penalties related to uncertain tax positions.  Management expects no significant change in the amount of unrecognized tax benefit, accrued interest or penalties within the next twelve months.

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

A Restricted Stock Agreement was entered into between Torotel and Benjamin E. Ames, Jr. on July 31, 2006, as part of Mr. Ames’ employment as Executive Vice President of Torotel Products, Inc. with primary responsibilities being new business development.  The amount of the restricted stock award was 200,000 shares of common stock, $.01 par value per share.  Based upon Mr. Ames attaining mutually agreed upon written annual goals, the restricted shares shall be released from the restrictions on transfer and risk of forfeiture in the amount of 40,000 shares per year for five years beginning July 31, 2007, and each anniversary thereof.  Based on the market price of $.30 for Torotel’s common stock as of July 31, 2006, the fair value of the restricted stock at the date of award was $60,000.  The restricted shares are treated as non-vested stock pursuant to SFAS 123(R) and are classified as unearned stock compensation in the accompanying consolidated balance sheet under stockholders’ equity.  Stock compensation cost during the three and six months ended October 31, 2008 was $3,000 and $6,000, respectively.  Stock compensation cost of $3,000 per quarter will be recorded during the aggregate five-year vesting period provided the mutually agreed upon goals are achieved.  As of October 31, 2008, a total of 80,000 shares have been released from the restrictions on transfer.

Restricted Stock Agreements were entered into between Torotel and 12 key employees on August 7, 2007, pursuant to the Stock Award Plan (“SAP”).  The SAP provides key employees the opportunity to acquire common stock of Torotel pursuant to awards earned for accomplishing goals that promote the long-term financial performance of Torotel.  Under the terms of the SAP, which was filed as Exhibit 10.9 on Form 10-KSB on July 30, 2007, the restricted stock awards have a five (5) year restriction period, which shall lapse based on certain conditions as outlined in the SAP.  The Restricted Stock Agreements afford the grantees all of the rights of a stockholder with respect to the award shares, including the right to vote such shares and to receive dividends and other distributions payable with respect to such shares since the date of award.  The aggregate amount of the restricted stock awards outstanding as of October 31, 2008, was 526,750 shares of common stock, $.01 par value per share.  Based on the market price of $.50 for Torotel’s common stock at the date of award, the fair value of the restricted stock outstanding was $263,375 as of October 31, 2008.  The restricted shares are treated as non-vested stock pursuant to SFAS 123(R) and are classified as unearned stock compensation in the accompanying consolidated balance sheet under stockholders’ equity.  Stock compensation cost during the three and six months ended October 31, 2008 was $13,169 and $26,338, respectively.  Stock compensation cost of $13,169 will be recorded per quarter during the remaining five-year vesting period provided the financial performance metrics as outlined in the SAP are likely to be attained.

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

Restricted stock activity for each six month period through October 31 is summarized as follows:

	2008		2007
	Restricted	Weighted	Restricted	Weighted
	Shares	Average	Shares	Average
	Under	Grant	Under	Grant
	Option	Price	Option	Price
Outstanding at beginning of period	686,750	$.453	225,000	$.317
Granted	—	—	575,750	$.500
Vested	(40,000)	$.300	(40,000)	$.300
Forfeited	—	—	(74,000)	$.500
Outstanding at end of period	646,750	$.463	686,750	$.453

Note 7 – Stockholders’ Equity

The components of stockholders’ equity are summarized as follows:

	October 31,	April 30,
	2008	2008
Common stock, at par value	$60,000	$60,000
Capital in excess of par value	12,613,000	12,613,000
Unearned stock compensation	(231,000)	(263,000)
Accumulated deficit	(10,527,000)	(10,776,000)
	1,915,000	1,634,000
Less treasury stock, at cost	90,000	90,000
	$1,825,000	$1,544,000

Torotel has 6,000,000 shares of common stock, $.01 par value, authorized and 5,878,340 shares issued and outstanding.  The changes in shares of common stock outstanding are summarized as follows:

Balance, May 1, 2008	5,878,340
Restricted stock activity	—
Treasury stock activity	—
Balance, October 31, 2008	5,878,340

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

Year-to-Date EPS Calculations

	2008	2007
Net earnings (loss)	$249,000	$(40,000)

Weighted average common shares outstanding for basic EPS	5,211,807	5,169,796
Incremental shares for the effect of restricted stock	666,533	—
Weighted average common shares outstanding for dilutive EPS	5,878,340	5,169,796

Basic earnings (loss) per share	$.05	$(.01)
Diluted earnings (loss) per share	$.04	$(.01)

No incremental shares are included in the 2007 EPS calculations for the 686,750 shares of restricted common stock since the effect would be anti-dilutive.

Quarterly EPS Calculations

	2008	2007
Net earnings	$108,000	$13,000

Weighted average common shares outstanding for basic EPS	5,231,590	5,187,568
Incremental shares for effect of restricted stock	646,750	720,918
Weighted average common shares outstanding for dilutive EPS	5,878,340	5,908,486

Basic earnings per share	$.02	$.00
Diluted earnings per share	$.02	$.00

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

In accordance with SFAS 123(R), compensation expense is recognized over the vesting period based upon the estimated fair value of the SARs pursuant to the terms of the Plan using the Black-Scholes options-pricing model as of the end of each financial reporting period.  As of October 31, 2008, the fair value of the SARs was determined using the following assumptions: no dividend payments over the life of the SARs since Torotel has not issued any form of dividend since 1985; an expected volatility of 166.2% based on Torotel’s historical volatility using the weekly closing price over the past 3.00 years; a risk-free interest rate of 3.00%; and an expected life of 3.00 years based on the length of service estimated to be served.  Based on these assumptions, the fair value prices per share of the outstanding SARs are summarized as follows:

	SARs				Aggregate	Aggregate
	Under	Exercise	Fair Value	%	Vested	Intrinsic
Grant Date	Option	Price	Price	Vested	Fair Value	Value
October 1, 2004	60,000	$.350	$.356	100%	$21,000	$4,000
May 1, 2005	30,000	$.302	$.360	100%	$11,000	$3,000
May 1, 2006	30,000	$.695	$.334	67%	$7,000	$—
May 1, 2007	30,000	$.500	$.345	33%	$4,000	$—
June 4, 2007	10,000	$.412	$.351	33%	$1,000	$—
May 1, 2008	40,000	$.550	$.342	0%	$—	$—

The vested portion represents 123,300 SARs.  As of October 31, 2008, the total aggregate intrinsic value of these exercisable SARs was $7,000.

SARs transactions for each six month period through October 31 are summarized as follows:

	2008		2007
		Weighted		Weighted
	SARs	Average	SARs	Average
	Under	Grant	Under	Grant
	Option	Price	Option	Price
Outstanding at beginning of period	160,000	$.438	120,000	$.424
Granted	40,000	$.550	40,000	$.478
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at end of period	200,000	$.460	160,000	$.438

SARs exercisable at end of period	123,300	$.408	90,000	$.378
Weighted average fair value of SARs granted during the period		$.342		$.422

The following information applies to SARs outstanding for each six month period through October 31:

	2008	2007
Number outstanding	200,000	160,000
Range of grant prices	$.302 - $.695	$.302 - $.695
Weighted average grant price	$.460	$.438
Weighted average remaining contractual life	7.48 yrs.	7.97 yrs.

Total compensation expense for the outstanding SARs for the six months ended October 31, 2008 and 2007 was a credit of $2,000 and an expense of $15,000, respectively.  Total compensation expense for the outstanding SARs for the three months ended October 31, 2008 and 2007, was $1,000 and $16,000, respectively.  As of October 31, 2008, there was $26,000 of total unrecognized compensation expense related to non-vested SARs granted under the Plan.  That cost is expected to be recognized over a weighted average period of ..88 years.  The liability for SARs on the consolidated balance sheet as of October 31, 2008, was $44,000.

Note 10 – Concentrations of Credit Risk

Financial instruments that potentially subject Torotel to concentrations of credit risk consist principally of cash and accounts receivable.  Torotel grants unsecured credit to substantially all of its customers.  Management does not believe that it is exposed to any extraordinary credit risk as a result of this policy.  Torotel deposits all monies at the Bank of Blue Valley.  These accounts are secured up to $250,000 by the Federal Deposit Insurance Corporation through December 31, 2009.  At various times and at October 31, 2008, these cash balances exceed federally insured limits.  Torotel has not experienced any losses in such accounts.  Management does not believe Torotel is exposed to any significant credit risk with respect to its cash balances.

Note 11 – Financing Agreement

On September 30, 2008, Torotel Products renewed its revolving credit agreement with Bank of Blue Valley, increasing this line of credit to $500,000.  Advances under the credit line are limited to 75% of eligible billed receivables.  The revolving line is collateralized by the land and buildings in Olathe, Kansas.  Under the terms of the agreement, the outstanding balance of the revolving line bears interest at 1.00% over the bank’s corporate base rate with an interest rate floor of 6.00% and has a maturity date of September 30, 2009.  As of October 31, 2008, the effective borrowing rate was 6.00% and the entire credit line was available.

Item 2.                     Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

Torotel conducts business primarily through two wholly owned subsidiaries, Torotel Products, Inc. (“Torotel Products”) and Electronika, Inc. (“Electronika”).  In addition, Torotel has a 12.88% equity interest in Apex Innovations, Inc. (“Apex”).

Torotel Products designs and manufactures a wide variety of magnetic components for use in military, aerospace and industrial electronic applications.  These magnetic components, which consist of transformers, inductors, reactors, chokes, and toroidal coils, are used to modify and control electrical voltages and currents in electronic devices.  For example, if equipment containing one of these components receives an electrical voltage or current which is too high for proper operation of the equipment, the component would modify and control the electrical voltage or current to allow proper operation of the equipment.  While Torotel Products primarily manufactures the components in accordance with pre-developed mechanical and electrical requirements, in some cases it will be responsible for both the overall design and manufacture of the components.  The magnetic components are sold to manufacturers who incorporate them into an end-product.  The major applications include aircraft navigational equipment, voice and data secure communications, medical equipment, avionics equipment, and conventional missile guidance systems.  As part of its growth strategy, Torotel Products has been actively pursuing opportunities in electro-mechanical assemblies. These efforts are meeting with success as $534,000 in revenue has been generated from these assemblies during the first six months of fiscal 2009, with another $113,000 due to ship in December 2008.  In addition, management expects to receive a new order for approximately $400,000 in Torotel’s fourth fiscal quarter.

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

Electronika’s requirements for the ballast transformers are outsourced pursuant to a Manufacturing Agreement with Magnetika, Inc. (“Magnetika”), a corporation owned by the Caloyeras family.  Under the terms of the agreement, Magnetika provides all necessary raw material, labor, testing, packaging and related services required to complete the manufacture, delivery and sale of the ballast transformers.  Electronika retains ownership of all designs, drawings, specifications and intellectual property rights associated with the ballast transformers.  Magnetika is a manufacturing company that, in addition to the aforementioned ballast transformers, manufactures various other products similar to those of Torotel for other unrelated customers.  Magnetika’s annual sales are estimated to be about two times the annual sales of Torotel.  Total purchases of goods from Magnetika by Electronika amounted to $41,000 for the six months ended October 31, 2008.

Business Outlook

While the outlook for fiscal 2009 remains positive when compared to fiscal 2008, management’s goal of reaching $9 million in revenue for fiscal 2009 will not be achieved due to various factors.  First, the recently ended labor strike at Boeing which lasted nearly two months, has caused many of Torotel’s aerospace customers to re-schedule the delivery of their orders to dates in early fiscal 2010, which will result in lower revenues from Torotel’s magnetic components (this is in addition to the re-scheduling already incurred as a result of Boeing’s ongoing production delays for the 787); second, by customer request the monthly delivery requirements for the potted coil assembly have been reduced temporarily while the customer completes a re-tooling of their production line to handle the higher quantities (management anticipates higher monthly shipments of the potted coil assembly to begin in the spring of 2009); and third, anticipated revenues from a follow-on contract for the new ballast assembly likely will not occur until early in fiscal 2010.  As a result, management is anticipating fiscal 2009 revenues to increase approximately 15-20% instead of the nearly 50% originally anticipated.  As of October 31, 2008, the order backlog is nearly $4.2 million.  This amount is comprised of $2.5 million for the potted coil assembly, nearly $1.5 million in magnetic components and $200,000 in electro-mechanical assemblies.  New order bookings have declined during the second fiscal quarter, which has the first half of fiscal 2009 on equal terms with the same period last year.  Management believes new order bookings in fiscal 2009 should still increase 10-15% because of an expected order for the potted coil assembly.

The industry mix of Torotel Products’ net sales for the first half of fiscal 2009 was 40% defense, 33% aerospace and 27% industrial compared to 53% defense, 34% aerospace and 13% industrial for the same period last year.  Management still believes the mix in fiscal 2009 should shift more toward industrial and defense primarily because of the new ballast assembly, higher demand for the potted coil assembly for the Hellfire II missile system and another electro-mechanical assembly for a new military application.  Torotel’s management will continue to focus its efforts in areas and solutions that offer significant growth, which includes continued expansion of the product base beyond electronic components.

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

Electronika’s net sales continue to be impacted by the decline in the number of active DC-8 and DC-9 aircraft.  Management expects these sales to continue to decline.

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

Six Months Ended October 31, 2008 Compared With Six Months Ended October 31, 2007

Consolidated net sales increased 30%.  The net sales of Torotel Products increased 28% from $3,021,000 to $3,858,000.  This increase is primarily attributable to the new ballast assembly for a major industrial application, a new assembly for a military application and higher demand for molded coils used in down-hole drilling applications.  The net sales of Electronika increased 264% from $28,000 to $102,000.  This increase is the result of product shipments that were previously delayed awaiting Boeing’s approval of a replacement for an encapsulating material that had become obsolete.  Management expects Electronika’s sales to return to the lower levels seen in previous periods.

Consolidated gross profit as a percentage of net sales decreased 1%.  The gross profit percentage of Torotel Products decreased 1% because of higher material and labor costs associated with the product mix and higher fixed production costs.  These higher costs were offset partially by the effect of the higher sales volume.  Electronika’s gross profit as a percentage of net sales remained unchanged.

Engineering expenses, applicable only to Torotel Products, increased 35% from $131,000 to $177,000 because of a $31,000 increase in payroll costs primarily associated with engineering college interns employed this summer, an $8,000 increase in travel costs, a $5,000 increase in training costs and a $2,000 increase in consulting costs.  Management does not anticipate any significant increase in the present level of engineering expenses.

Consolidated selling, general and administrative (“SG&A”) expenses decreased 3%.  The SG&A expenses of Torotel decreased 31% from $277,000 to $190,000 primarily because of a $77,000 decrease in professional fees, a $17,000 decrease in the fair value of stock appreciation rights and a $7,000 decrease in directors fees.  These decreases were offset partially by an $8,000 increase in auditing fees, a $3,000 increase for renewal of Torotel’s two-year license and registration required under the International Traffic in

Arms Regulations (“ITAR”) and the Arms Export Control Act (“AECA”), and a $3,000 increase in insurance costs.  The SG&A expenses of Torotel Products increased nearly 8% from $747,000 to $803,000 primarily because of a $72,000 increase in payroll costs, a $33,000 increase in sales commissions, a $16,000 increase in IT costs, a $12,000 increase in consulting costs, a $10,000 increase in recruiting costs and a $7,000 increase in building supplies.  These increases were offset partially by a $72,000 decrease in training costs and a $22,000 decrease in stock compensation costs.  Electronika did not incur any SG&A expenses in either period.  Management does not anticipate any significant increase in the present level of SG&A expenses.

Interest expense, entirely attributable to Torotel Products, decreased nearly 7% because of a lower debt level.

For the reasons discussed above, the consolidated pretax earnings increased from a loss of $40,000 to a profit of $249,000.  The pretax loss of Torotel decreased from $277,000 to $190,000.  The pretax earnings of Torotel Products increased from $220,000 to $378,000.  The pretax earnings of Electronika increased from $17,000 to $61,000.

Three Months Ended October 31, 2008 Compared With Three Months Ended October 31, 2007

Consolidated net sales increased 21%.  The net sales of Torotel Products increased 17% from $1,627,000 to $1,908,000.  This increase is primarily attributable to the new ballast assembly for a major industrial application, a new assembly for a military application and higher demand for molded coils used in down-hole drilling applications.  The net sales of Electronika increased 406% from $16,000 to $81,000.  This increase is the result of product shipments that were previously delayed awaiting Boeing’s approval of a replacement for an encapsulating material that had become obsolete.  Management expects Electronika’s sales to return to the lower levels seen in previous periods.

Consolidated gross profit as a percentage of net sales decreased 3%.  The gross profit percentage of Torotel Products decreased nearly 4% because of higher material and labor costs associated with the product mix and higher fixed production costs.  These higher costs were offset partially by the effect of the higher sales volume.  Electronika’s gross profit as a percentage of net sales remained unchanged.

Engineering expenses, applicable only to Torotel Products, increased 20% from $66,000 to $79,000 because of a $10,000 increase in payroll costs primarily associated with engineering college interns employed the past few months and a $3,000 increase in travel costs.  Management anticipates the present level of engineering expenses to remain relatively the same during the next few quarters.

Consolidated selling, general and administrative (SG&A) expenses decreased 6%.  The SG&A expenses of Torotel decreased 41% from $123,000 to $72,000 primarily because of a $32,000 decrease in professional fees, a $14,000 decrease in the fair value of stock appreciation rights and a $5,000 decrease in directors fees.  The SG&A expenses of Torotel Products increased 5% from $396,000 to $416,000 primarily because of a $44,000 increase in payroll costs, a $12,000 increase in consulting costs, a $9,000 increase in recruiting costs, an $8,000 increase in sales commissions, $4,000 increase in building supplies and a $3,000 increase in copier costs.  These increases were offset partially by a $35,000 decrease in stock compensation costs and a $25,000 decrease in training costs.  Electronika did not incur any SG&A expenses in either period.  Management does not anticipate any significant increase in the present level of SG&A expenses.

Interest expense, entirely attributable to Torotel Products, decreased 6% because of a lower debt level.

For the reasons discussed above, the consolidated pretax earnings increased from $13,000 to $108,000.  The pretax loss of Torotel decreased from $123,000 to $72,000.  The pretax earnings of Torotel Products increased from $126,000 to $132,000.  The pretax earnings of Electronika increased from $10,000 to $48,000.

Liquidity and Capital Resources

As of October 31, 2008, Torotel had $434,000 in cash compared to $410,000 as of April 30, 2008 and $149,000 as of October 31, 2007.  Management anticipates a decline in cash flow from operations during the second half of fiscal 2009 given the anticipated increase in inventories due to the re-scheduling of deliveries described under the Business Outlook section on page 13 of this Report.

The table below presents the summary of cash flow for the six month periods indicated.

	2008	2007
Net cash provided by (used in) operating activities	$80,000	$(37,000)
Net cash used in investing activities	$(21,000)	$(33,000)
Net cash used in financing activities	$(35,000)	$(28,000)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in operating earnings, the timing of shipments and the collection of accounts receivable, changes in inventory, level of sales and payment of accounts payable.  The $21,000 of cash used in investing activities was the result of capital expenditures.  Management anticipates approximately $35,000 of capital expenditures during the remainder of fiscal 2009.  The $35,000 of cash used in financing activities is because of long-term debt payments on the mortgage with the Bank of Blue Valley.  Management believes that the projected cash flow from operations, combined with its existing cash balances, will be sufficient to meet its funding requirements for the foreseeable future.  Torotel does have a $500,000 bank line of credit available, which management anticipates could be utilized to help fund any working capital requirements.

Management believes that inflation will have only a minimal effect on future operations since such effects will be offset by sales price increases, which are not expected to have a significant effect upon demand.

Return on Capital Employed (“ROCE”) is the primary tool for managing Torotel’s business.  The performance of Torotel’s management and the majority of its decisions will be measured by whether Torotel’s ROCE improves.  ROCE measures output (EBIT) versus input (Net Operating Assets = Capital Employed).  For these purposes, net operating assets is defined as “trade receivables plus inventories plus net fixed assets plus miscellaneous operating assets less trade accounts payable less accrued liabilities”.  For the fiscal years ended April 30, 2006, 2007 and 2008, Torotel’s ROCE was 19.04%, -.66% and 12.25%, respectively.  Torotel’s ROCE for the 12-month trailing period ended October 31, 2008 was 24.50%.

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

Credit Risk

Financial instruments that potentially subject Torotel to concentrations of credit risk consist principally of cash and accounts receivable.  Torotel grants unsecured credit to substantially all of its customers.  Management does not believe that it is exposed to any extraordinary credit risk as a result of this policy.  Torotel deposits all monies at the Bank of Blue Valley.  These accounts are secured up to $250,000 by the Federal Deposit Insurance Corporation through December 31, 2009.  At various times and at October 31, 2008, these cash balances exceed federally insured limits.  Torotel has not experienced any losses in such accounts.  Management does not believe Torotel is exposed to any significant credit risk with respect to its cash balances.

Fair Value of Financial Instruments

Carrying amounts of certain financial instruments, including cash, trade receivables, prepaid expenses and other current assets, trade accounts payable and accrued liabilities approximate fair value due to their short maturities.  As of October 31, 2008, the amount of Torotel’s long-term debt approximates fair value based on the present value of estimated future cash flows using a discount rate commensurate with a borrowing rate available to Torotel.

Treasury Stock

Torotel utilizes the weighted average cost method in accounting for its treasury stock transactions.

Revenue Recognition

Revenue is recognized on contracts and orders on the date the product is shipped to the customer (unit-of-delivery method).  Torotel’s consolidated net sales arising from contracts having deliveries scheduled over a period of more than one year for the six month periods ended October 31, 2008 and 2007, were approximately 20% and 26%, respectively, because of the contracts for the potted coil assembly.

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

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using a moving average cost method of valuation that approximates the first-in, first-out method.  Torotel’s industry is characterized by short-term customer commitments and changes in demand, as well as other market considerations.  Provisions for estimated obsolete and excess inventory are based on reviews of inventory usage, quantities on hand and latest product demand information from customers.  Inventories are reviewed utilizing a 12-month time horizon.  Individual part numbers that have not had any usage in a 12-month time period are categorized as obsolete; individual part numbers having more than a 12-month supply based on the current year’s usage are categorized as excess.  The reserve balance is analyzed for adequacy along with the inventory review each quarter.

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

Forward-Looking Information

This report, as well as our other reports filed with the Securities and Exchange Commission (“SEC”), and in press releases and other public communications throughout the year, contains forward looking statements made pursuant to the safe harbor provisions of The Private Securities Litigation Reform Act of 1995.  The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast,” “may,” “will,” “should,” “continue,” “predict” and similar expressions are intended to identify forward looking statements.  This report contains forward-looking statements regarding, among other topics, our expected financial position, results of operations, cash flows, strategy, budgets and management’s plans and objectives.  Accordingly, these forward-looking statements are based on assumptions about a number of important factors.  While we believe that our assumptions about such factors are reasonable, such factors involve risks and uncertainties that could cause actual results to be different from what appear here.  These risk factors include: the ability to adequately pass through to customers unanticipated future increases in raw material costs, decreased demand for products, delays in developing new products, expected orders that do not occur, loss of key customers, the impact of competition and price erosion as well as supply and manufacturing constraints, general economic conditions in the United States and specifically, economic conditions affecting the defense and aerospace industries, the availability of credit, and other risks and uncertainties.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will prove accurate, and our actual results may differ materially from these forward-looking statements.  We assume no obligation to update any forward-looking statements made herein.

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

PART II.          OTHER INFORMATION

Item 4.                     Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held in Kansas City, Missouri, on Monday, September 15, 2008, to vote on:

a.                    The following two management proposals:

(1)              To elect two members to serve on the Board of Directors for a three-year term, with those nominees receiving the greatest number of votes being elected; and

(2)             To approve an amendment to Torotel’s Articles of Incorporation to increase the number of authorized shares of common stock, par value $.01 per share, from 6,000,000 to 8,000,000 shares, with the affirmative vote of a majority of the shares of common stock present, in person or by proxy, and entitled to vote required to approve this proposed amendment.

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

A majority of the outstanding shares of common stock entitled to be voted at the meeting, represented in person or by proxy, was necessary to constitute a quorum to transact business at the meeting.  At the meeting, there were 5,640,205 shares represented which was 95.95% of the shares outstanding and eligible to vote.  The voting results were as follows:

Proposal 1.                        Shareholders elected the following individuals to three-year terms on the Board of Directors, with the number of shares voting “FOR” each nominee indicated.

S. Kirk Lambright, Jr.	2,768,890
H. James Serrone	2,931,119

In addition to the directors elected above, Anthony H. Lewis, Dale H. Sizemore, Jr., Richard A. Sizemore and Stephen K. Swinson also serve as directors.  The current three-year terms for Messrs. Sizemore end in 2009, while the three-year terms for Messrs. Lewis and Swinson end in 2010.

Proposal 2.                        Shareholders rejected the amendment to increase the number of authorized shares of common stock, with the number of shares voting “FOR”, “AGAINST”, and “ABSTAIN” indicated below.

FOR	2,724,278
AGAINST	2,869,127
ABSTAIN	46,800

Proposal 3.                        Shareholders narrowly approved the shareholder proposal recommending that the Board of Directors submit to shareholders for a vote a proposed amendment to the Corporation’s Articles of Incorporation that would permit only shareholders to make, alter, amend, suspend or repeal the Corporation’s By-Laws, with the number of shares voting “FOR” , “AGAINST”, and “ABSTAIN” indicated below.

FOR	2,866,106
AGAINST	2,043,618
ABSTAIN	146,965
BROKER NON VOTES	583,516

Proposal 4.                        Shareholders narrowly approved the shareholder proposal recommending that the Board of Directors submit to shareholders for a vote a proposed amendment to the Corporation’s Articles of Incorporation that would revoke a provision of the Corporation’s By-Laws to remove advance notice requirements for shareholders to bring business before a shareholder meeting, with the number of shares voting “FOR”, “AGAINST”, and “ABSTAIN” indicated below.

FOR	2,829,153
AGAINST	2,079,741
ABSTAIN	147,795
BROKER NON VOTES	583,516

Proposal 5.                        Shareholders narrowly approved the shareholder proposal recommending that the Board of Directors submit to shareholders for a vote a proposed amendment to the Corporation’s Articles of Incorporation that would reduce the number of members on the Board of Directors from seven to five, with the number of shares voting “FOR”, “AGAINST”, and “ABSTAIN” indicated below.

FOR	2,826,064
AGAINST	2,082,475
ABSTAIN	148,150
BROKER NON VOTES	583,516

The Board of Directors plans to consider the recommendations in Proposals 3, 4 and 5 at its December 2008 Board meeting.

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
Date: December 15, 2008

/s/ H. James Serrone
H. James Serrone
Chief Financial Officer
Date: December 15, 2008