Form 10-Q
period 2009-01-31
TOROTEL INC
filed 2009-03-16
CIK 98752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2009
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
(Registrant's telephone number)

NONE
(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934.) Yes ☐    No ☒

        As of March 10, 2009, there were 5,878,340 shares of Common Stock, $.01 par value, outstanding.

TOROTEL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited) As of January 31, 2009	As of April 30, 2008
ASSETS
Current assets:
Cash	$318,000	$410,000
Trade receivables, net	819,000	775,000
Inventories, net	824,000	551,000
Prepaid expenses and other current assets	37,000	23,000

	1,998,000	1,759,000
Property, plant and equipment, net	991,000	1,022,000
Other assets	3,000	2,000

	$2,992,000	$2,783,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$77,000	$64,000
Trade accounts payable	221,000	342,000
Accrued liabilities	142,000	186,000

	440,000	592,000
Long-term debt, less current maturities	608,000	647,000
Stockholders' equity	1,944,000	1,544,000

	$2,992,000	$2,783,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Nine Months Ended
	January 31, 2009	January 31, 2008
Net sales	$5,579,000	$4,441,000
Cost of goods sold	3,556,000	2,778,000

Gross profit	2,023,000	1,663,000
Operating expenses:
Engineering	264,000	196,000
Selling, general and administrative	1,365,000	1,395,000

	1,629,000	1,591,000

Earnings from operations	394,000	72,000
Other expense:
Interest expense	43,000	46,000

Earnings before provision for income taxes	351,000	26,000
Provision for income taxes	—	—

Net earnings	$351,000	$26,000

Basic earnings per share	$.07	$.00

Diluted earnings per share	$.06	$.00

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	January 31, 2009	January 31, 2008
Net sales	$1,619,000	$1,392,000
Cost of goods sold	1,044,000	875,000

Gross profit	575,000	517,000
Operating expenses:
Engineering	87,000	65,000
Selling, general and administrative	372,000	371,000

	459,000	436,000

Earnings from operations	116,000	81,000
Other expense:
Interest expense	14,000	15,000

Earnings before provision for income taxes	102,000	66,000
Provision for income taxes	—	—

Net earnings	$102,000	$66,000

Basic earnings per share	$.02	$.01

Diluted earnings per share	$.02	$.01

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	January 31, 2009	January 31, 2008
Cash flows from operating activities:
Net earnings	$351,000	$26,000
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Cost recognized on cancellation of restricted stock	—	33,000
Loss on disposal of assets	1,000	—
Stock compensation earned	49,000	37,000
Depreciation	78,000	65,000
Change in value of stock appreciation rights	(24,000)	27,000
Increase (decrease) in cash flows from operations resulting from changes in:
Trade receivables	(44,000)	103,000
Inventories	(273,000)	(66,000)
Prepaid expenses and other assets	(15,000)	(21,000)
Trade accounts payable	(121,000)	(63,000)
Accrued liabilities	(20,000)	21,000

Net cash (used in) provided by operating activities	(18,000)	162,000

Cash flows from investing activities:
Capital expenditures	(21,000)	(53,000)

Net cash used in investing activities	(21,000)	(53,000)

Cash flows from financing activities:
Principal payments on long-term debt	(47,000)	(43,000)
Payments on capital lease obligations	(6,000)	—

Net cash used in financing activities	(53,000)	(43,000)

Net (decrease) increase in cash	(92,000)	66,000
Cash, beginning of period	410,000	247,000

Cash, end of period	$318,000	$313,000

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$43,000	$46,000
Income taxes	$—	$—
Non-cash investing and financing activities:
Capital expenditure	$(27,000)	$—
Proceeds from capital lease	$27,000	$—

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 1—Nature of Operations

        Torotel, Inc. ("Torotel") specializes in the custom design and manufacture of a wide variety of precision magnetic components, consisting of transformers, inductors, reactors, chokes and toroidal coils, for use in commercial, industrial and military electronics. Torotel also designs and distributes ballast transformers for the airline industry. Approximately 97% of Torotel's sales during the first nine months of fiscal 2009 have been derived from domestic customers.

Note 2—Basis of Presentation

        The condensed consolidated balance sheet as of April 30, 2008, which has been derived from audited financial statements, is accompanied by the unaudited interim condensed consolidated financial statements, which reflect the normal recurring adjustments that in the opinion of management are necessary to present fairly Torotel's financial position at January 31, 2009, and the results of operations for the three and nine months ended January 31, 2009.

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

Note 3—Reclassification

        Historically, certain costs associated with Torotel's facility have been included with the selling, general and administrative expenses in the consolidated statements of operations. These facilities costs are part of the overhead pool used to determine the burden rate for calculating the amount of overhead applied to work in process inventories. Management believes these facilities costs should be presented as part of cost of goods sold in the consolidated statements of operations. Accordingly, facilities costs of $53,000 and $159,000 are included in cost of goods sold in the accompanying consolidated statement of operations for the three and nine months ended January 31, 2009, respectively, with a corresponding decrease in selling, general and administrative expenses. In order to fairly present comparative results, management has reclassified selling, general and administrative expenses of $51,000 and $155,000 to cost of goods sold for the three and nine months ended January 31, 2008, respectively.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 4—Inventories

        The components of inventories are summarized as follows:

	January 31, 2009	April 30, 2008
Raw materials	$884,000	$669,000
Work in process	198,000	173,000
Finished goods	104,000	84,000

	1,186,000	926,000
Less: reserve for obsolete and excess inventories	362,000	375,000

	$824,000	$551,000

Note 5—Income Taxes

        Torotel adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes—an Interpretation of FASB No. 109, effective May 1, 2007, which clarified the accounting for uncertainty in tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It is management's responsibility to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Based on a third-party review of prior year federal and state tax returns, Torotel had no unrecognized tax benefits as of the date of adoption, the income tax positions taken or expected to be taken for the open tax years are appropriately stated and supported for all open years, and the adoption of FIN 48 did not have a material effect on Torotel's consolidated financial statements. Open tax years are April 30, 2005, 2006, 2007 and 2008. Torotel would recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense. At the adoption date of May 1, 2007, and as of January 31, 2009, Torotel recorded no accrued interest or penalties related to uncertain tax positions. Management expects no significant change in the amount of unrecognized tax benefit, accrued interest or penalties within the next twelve months.

Note 6—Restricted Stock Agreements

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

        A Restricted Stock Agreement was entered into between Torotel and Benjamin E. Ames, Jr. on July 31, 2006, as part of Mr. Ames' employment as Executive Vice President of Torotel Products, Inc. with primary responsibilities being new business development. The amount of the restricted stock award was 200,000 shares of common stock, $.01 par value per share. Based upon Mr. Ames attaining mutually agreed upon written annual goals, the shares shall be released from the restrictions on transfer and risk of forfeiture in the amount of 40,000 shares per year for five years beginning July 31,

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 6—Restricted Stock Agreements (Continued)

2007, and each anniversary thereof. Based on the market price of $.30 for Torotel's common stock, the fair value of the restricted stock at the date of award was $60,000. The restricted shares are non-vested stock pursuant to SFAS 123(R). Stock compensation cost during the three and nine months ended January 31, 2009 was $3,000 and $9,000, respectively. Stock compensation cost of $3,000 per quarter will be recorded during the aggregate five-year vesting period provided the mutually agreed upon goals are achieved. As of January 31, 2009, a total of 80,000 shares have been released from the restrictions on transfer.

        Restricted Stock Agreements were entered into between Torotel and 12 key employees on August 7, 2007, pursuant to the Stock Award Plan ("SAP"). The SAP provides key employees the opportunity to acquire common stock of Torotel pursuant to awards earned for accomplishing goals that promote the long-term financial performance of Torotel. Under the terms of the SAP, which was filed as Exhibit 10.9 on Form 10-KSB on July 30, 2007, the restricted stock awards have a five (5) year restriction period, which shall lapse based on certain conditions as outlined in the SAP. The Restricted Stock Agreements afford the grantees all of the rights of a stockholder with respect to the award shares, including the right to vote such shares and to receive dividends and other distributions payable with respect to such shares since the date of award. The aggregate amount of the restricted stock awards outstanding as of January 31, 2009, was 526,750 shares of common stock, $.01 par value per share. Based on the market price of $.50 for Torotel's common stock at the date of award, the fair value of the restricted stock outstanding was $263,375 as of January 31, 2009. The restricted shares are non-vested stock pursuant to SFAS 123(R). Stock compensation cost during the three and nine months ended January 31, 2009 was $13,169 and $39,506, respectively. Stock compensation cost of $13,169 will be recorded per quarter during the remaining five-year vesting period provided the financial performance metrics as outlined in the SAP are likely to be attained.

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

        Restricted stock activity for each nine month period through January 31 is summarized as follows:

	2009		2008
	Restricted Shares Under Option	Weighted Average Grant Price	Restricted Shares Under Option	Weighted Average Grant Price
Outstanding at beginning of period	686,750	$.453	225,000	$.317
Granted	—	—	575,750	$.500
Vested	(40,000)	$.300	(40,000)	$.300
Forfeited	—	—	(74,000)	$.483

Outstanding at end of period	646,750	$.463	686,750	$.453

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 7—Stockholders' Equity

        The components of stockholders' equity are summarized as follows:

	January 31, 2009	April 30, 2008
Common stock, at par value	$60,000	$60,000
Capital in excess of par value	12,399,000	12,350,000
Accumulated deficit	(10,425,000)	(10,776,000)

	2,034,000	1,634,000
Less treasury stock, at cost	90,000	90,000

	$1,944,000	$1,544,000

        Torotel has 6,000,000 shares of common stock, $.01 par value, authorized and 5,878,340 shares issued and outstanding. The changes in shares of common stock outstanding are summarized as follows:

Balance, May 1, 2008	5,878,340
Restricted stock activity	—
Treasury stock activity	—

Balance, January 31, 2009	5,878,340

Note 8—Earnings Per Share

        Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, requires dual presentation of basic and diluted EPS on the face of the statement of operations. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The 646,750 shares issued and outstanding pursuant to the Restricted Stock Agreements (see Note 6 of Notes to Consolidated Financial Statements) meet the definition of contingently issuable shares as outlined in SFAS No. 128; as a result, these shares will not be included in the basic EPS calculation until the performance measurements have been satisfied. The restricted

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 8—Earnings Per Share (Continued)

shares are treated as a common stock equivalent for the diluted EPS calculation. Pursuant to SFAS No. 128, the basic and diluted earnings per common share were computed as follows:

Year-to-Date EPS Calculations

	2009	2008
Net earnings	$351,000	$26,000

Weighted average common shares outstanding for basic EPS	5,218,402	5,152,395
Incremental shares for the effect of restricted stock	659,938	543,498

Weighted average common shares outstanding for dilutive EPS	5,878,340	5,695,893

Basic earnings per share	$.07	$.00

Diluted earnings per share	$.06	$.00

Quarterly EPS Calculations

	2009	2008
Net earnings	$102,000	$66,000
Weighted average common shares outstanding for basic EPS	5,231,590	5,117,590
Incremental shares for effect of restricted stock	646,750	686,750

Weighted average common shares outstanding for dilutive EPS	5,878,340	5,804,340

Basic earnings per share	$.02	$.01

Diluted earnings per share	$.02	$.01

Note 9—Stock Appreciation Rights

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 9—Stock Appreciation Rights (Continued)

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

        In accordance with SFAS 123(R), compensation expense is recognized over the vesting period based upon the estimated fair value of the SARs pursuant to the terms of the Plan using the Black-Scholes options-pricing model as of the end of each financial reporting period. As of January 31, 2009, the fair value of the SARs was determined using the following assumptions: no dividend payments over the life of the SARs since Torotel has not issued any form of dividend since 1985; an expected volatility of 137.4% based on Torotel's historical volatility using the weekly closing price over the past 3.00 years; a risk-free interest rate of 1.75%; and an expected life of 3.00 years based on the length of service

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 9—Stock Appreciation Rights (Continued)

estimated to be served. Based on these assumptions, the fair value prices per share of the outstanding SARs are summarized as follows:

Grant Date	SARs Under Option	Exercise Price	Fair Value Price	% Vested	Aggregate Vested Fair Value	Aggregate Intrinsic Value
October 1, 2004	60,000	$.350	$.183	100%	$11,000	$—
May 1, 2005	30,000	$.302	$.187	100%	$6,000	$—
May 1, 2006	30,000	$.695	$.160	67%	$3,000	$—
May 1, 2007	30,000	$.500	$.171	33%	$2,000	$—
June 4, 2007	10,000	$.412	$.178	33%	$—	$—
May 1, 2008	40,000	$.550	$.168	0%	$—	$—

        The vested portion represents 123,300 SARs. As of January 31, 2009, the total aggregate intrinsic value of these exercisable SARs was zero.

        SARs transactions for each nine month period through January 31 are summarized as follows:

	2009		2008
	SARs Under Option	Weighted Average Grant Price	SARs Under Option	Weighted Average Grant Price
Outstanding at beginning of period	160,000	$.438	120,000	$.424
Granted	40,000	$.550	40,000	$.478
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at end of period	200,000	$.460	160,000	$.438

SARs exercisable at end of period	123,300	$.408	90,000	$.378
Weighted average fair value of SARs granted during the period		$.168		$.554

        The following information applies to SARs outstanding for each nine month period through January 31:

	2009	2008
Number outstanding	200,000	160,000
Range of grant prices	$.302 - $.695	$.302 - $.695
Weighted average grant price	$.460	$.438
Weighted average remaining contractual life	7.23 yrs.	7.72 yrs.

        Total compensation expense for the outstanding SARs for the nine months ended January 31, 2009 and 2008 was a credit of $24,000 and an expense of $27,000, respectively. Total compensation expense for the outstanding SARs for the three months ended January 31, 2009 and 2008, was a credit of $22,000 and an expense of $12,000, respectively. As of January 31, 2009, there was $13,000 of total unrecognized compensation expense related to non-vested SARs granted under the Plan. That cost is expected to be recognized over a weighted average period of .74 years. The liability for SARs on the consolidated balance sheet as of January 31, 2009, was $22,000.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 10—Concentrations of Credit Risk

        Financial instruments that potentially subject Torotel to concentrations of credit risk consist principally of cash and accounts receivable. Torotel grants unsecured credit to most of its customers. Management does not believe that it is exposed to any extraordinary credit risk as a result of this policy. Torotel deposits all monies at the Bank of Blue Valley. These accounts are secured up to $250,000 by the Federal Deposit Insurance Corporation through December 31, 2009. At various times, these cash balances exceed federally insured limits. Torotel has not experienced any losses in such accounts. Management does not believe Torotel is exposed to any significant credit risk with respect to its cash balances.

Note 11—Financing Agreement

        On September 30, 2008, Torotel Products renewed its revolving credit agreement with Bank of Blue Valley, increasing this line of credit to $500,000. Advances under the credit line are limited to 75% of eligible billed receivables. The revolving line is collateralized by the land and buildings in Olathe, Kansas. Under the terms of the agreement, the outstanding balance of the revolving line bears interest at 1.00% over the bank's corporate base rate with an interest rate floor of 6.00% and has a maturity date of September 30, 2009. As of January 31, 2009, the effective borrowing rate was 6.00% and the entire credit line was available.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

        Torotel conducts business primarily through two wholly owned subsidiaries, Torotel Products, Inc. ("Torotel Products") and Electronika, Inc. ("Electronika"). In addition, Torotel has a 12.88% equity interest in Apex Innovations, Inc. ("Apex").

        Torotel Products designs and manufactures a wide variety of magnetic components for use in military, aerospace and industrial electronic applications. These magnetic components, which consist of transformers, inductors, reactors, chokes, and toroidal coils, are used to modify and control electrical voltages and currents in electronic devices. For example, if equipment containing one of these components receives an electrical voltage or current which is too high for proper operation of the equipment, the component would modify and control the electrical voltage or current to allow proper operation of the equipment. While Torotel Products primarily manufactures the components in accordance with pre-developed mechanical and electrical requirements, in some cases it will be responsible for both the overall design and manufacture of the components. The magnetic components are sold to manufacturers who incorporate them into an end-product. The major applications include aircraft navigational equipment, voice and data secure communications, medical equipment, avionics equipment, and conventional missile guidance systems. As part of its growth strategy, Torotel Products has been actively pursuing opportunities in electro-mechanical assemblies. These efforts are meeting with success as $659,000 in revenue has been generated from these assemblies during the first nine months of fiscal 2009, with another $144,000 due to ship in Torotel's fourth fiscal quarter. Management continues to focus its efforts in areas and solutions that offer significant growth, which includes continued expansion of the product base beyond electronic components.

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

        Electronika's requirements for the ballast transformers are outsourced pursuant to a Manufacturing Agreement with Magnetika, Inc. ("Magnetika"), a corporation owned by the Caloyeras family. Under the terms of the agreement, Magnetika provides all necessary raw material, labor, testing, packaging and related services required to complete the manufacture, delivery and sale of the ballast transformers. Electronika retains ownership of all designs, drawings, specifications and intellectual property rights associated with the ballast transformers. Magnetika is a manufacturing company that, in addition to the aforementioned ballast transformers, manufactures various other products similar to those of Torotel for other unrelated customers. Magnetika's annual sales are estimated to be about two times the annual sales of Torotel. Total purchases of goods from Magnetika by Electronika amounted to $50,000 for the nine months ended January 31, 2009.

Business Outlook

        Management still anticipates fiscal 2009 revenues to increase approximately 15-20%, which is less than the nearly 50% that was originally anticipated. As disclosed in Torotel's last filing on Form 10-Q, this revenue shortfall is due to various factors. First, the nearly two-month labor strike at Boeing caused many of Torotel's aerospace customers to re-schedule the delivery of their orders to dates in early fiscal 2010 (this is in addition to the re-scheduling that had already occurred as a result of Boeing's ongoing production delays for the 787); second, by customer request the monthly delivery requirements for the potted coil assembly were reduced temporarily while the customer completes a re-tooling of their production line to handle the higher quantities (management now anticipates higher monthly shipments of the potted coil assembly to begin in June 2009); and third, anticipated revenues from a follow-on contract for the new ballast assembly did not occur until January with a majority of the deliveries scheduled in fiscal 2010. The overall business outlook in fiscal 2010 remains favorable because of the higher demand projected for the potted coil assembly; however, this higher demand will likely be offset partially by less demand for magnetic components because of the current economic climate and the uncertainty surrounding the next U.S. defense budget as well as the ongoing delays in aircraft orders and production.

        The industry mix of Torotel Products' net sales for the first nine months of fiscal 2009 was 44% defense, 33% aerospace and 23% industrial compared to 50% defense, 37% aerospace and 13% industrial for the same period last year. As of January 31, 2009, the order backlog is $3.8 million. This amount is comprised of $2.1 million for the potted coil assembly, $1.3 million in magnetic components and $400,000 in electro-mechanical assemblies. New order bookings during the first nine months of fiscal 2009 have declined approximately 8% compared to the same period last year. Management believes new order bookings for fiscal 2009 will likely show an overall decline of approximately 45% when compared to the prior year. A large portion of this decrease is attributable to the timing of the next contract for the potted coil assembly. This contract, originally expected in late fiscal 2009, will not be awarded until the second quarter of fiscal 2010. New order bookings exclusive of the potted coil assembly will likely show a decline of approximately 12%, which is attributable to the magnetic components products.

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

        Torotel's operating plan continues to include additional sales and marketing costs in the form of personnel and/or commissions, trade show exhibits, electronic newsletters and new print literature. Management believes a well developed growth strategy is in place and that going forward, some or all of these expenditures will be necessary on a continuing basis in order to achieve the desired growth. Future annual earnings will continue to be impacted by increased auditing costs associated with complying with SEC regulations, the standards of the Public Company Accounting Oversight Board (United States) and Section 404 of the Sarbanes-Oxley Act of 2002.

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

Nine Months Ended January 31, 2009 Compared With Nine Months Ended January 31, 2008

        Consolidated net sales increased nearly 26%. The net sales of Torotel Products increased nearly 24% from $4,413,000 to $5,455,000. This increase is primarily attributable to the new ballast assembly for a major industrial application, a new assembly for a military application, higher sales of the capacitor assemblies and higher demand for molded coils used in down-hole drilling applications. The net sales of Electronika increased 343% from $28,000 to $124,000. This increase is the result of product shipments that were previously delayed awaiting Boeing's approval of a replacement for an encapsulating material that had become obsolete. Management expects Electronika's sales to return to the lower levels seen in previous periods.

        Consolidated gross profit as a percentage of net sales decreased 1%. The gross profit percentage of Torotel Products decreased nearly 2% because of higher material and labor costs associated with the product mix and higher fixed production costs. These higher costs were offset partially by the effect of the higher sales volume. Electronika's gross profit as a percentage of net sales remained unchanged.

        Engineering expenses, applicable only to Torotel Products, increased 35% from $196,000 to $264,000 because of a $43,000 increase in payroll costs primarily associated with engineering college interns, a $13,000 increase in training costs and a $12,000 increase in travel costs. Management does not anticipate any significant increase in the present level of engineering expenses.

        Consolidated selling, general and administrative ("SG&A") expenses decreased 2%. The SG&A expenses of Torotel decreased 38% from $324,000 to $200,000 primarily because of a $74,000 decrease in professional fees and a $50,000 decrease in the fair value of stock appreciation rights. The SG&A expenses of Torotel Products increased 9% from $1,071,000 to $1,165,000 primarily because of a $103,000 increase in payroll costs, a $38,000 increase in sales commissions, a $24,000 increase in IT costs, a $17,000 increase in consulting costs, a $17,000 increase in building maintenance and supplies, an $11,000 increase in utilities costs, a $7,000 increase in equipment rental costs and a $3,000 increase in property taxes. These increases were offset partially by a $104,000 decrease in training costs and a $22,000 decrease in stock compensation costs. Electronika did not incur any SG&A expenses in either period. Management does anticipate an increase in the present level of SG&A expenses for the balance of fiscal 2009.

        Interest expense, entirely attributable to Torotel Products, decreased nearly 7% because of a lower debt level.

        For the reasons discussed above, the consolidated pretax earnings increased from $26,000 to $351,000. The pretax loss of Torotel decreased from $324,000 to $200,000. The pretax earnings of

Torotel Products increased from $333,000 to $477,000. The pretax earnings of Electronika increased from $17,000 to $74,000.

Three Months Ended January 31, 2009 Compared With Three Months Ended January 31, 2008

        Consolidated net sales increased 16%. The net sales of Torotel Products increased 15% from $1,392,000 to $1,597,000. This increase is primarily attributable to a new assembly for a military application, higher sales of the capacitor assemblies and higher demand for magnetic components for the AMRAAM missile system. The net sales of Electronika increased from zero to $22,000.

        Consolidated gross profit as a percentage of net sales decreased 2%. The gross profit percentage of Torotel Products decreased 2% because of higher material and labor costs associated with the product mix and higher fixed production costs. These higher costs were offset partially by the effect of the higher sales volume. Electronika's gross profit as a percentage of net sales remained unchanged.

        Engineering expenses, applicable only to Torotel Products, increased 34% from $65,000 to $87,000 because of an $11,000 increase in payroll costs primarily associated with an engineering college intern, an $8,000 increase in training costs and a $3,000 increase in travel costs.

        Consolidated selling, general and administrative (SG&A) expenses increased less than 1%. The SG&A expenses of Torotel decreased 79% from $47,000 to $10,000 primarily because of a $33,000 decrease in the fair value of stock appreciation rights and an $8,000 decrease in auditing fees. These decreases were offset partially by a $4,000 increase in professional fees. The SG&A expenses of Torotel Products increased 12% from $324,000 to $362,000 primarily because of a $53,000 increase in payroll costs, a $6,000 increase in consulting costs, a $5,000 increase in sales commissions, $3,000 increase in utilities costs and $3,000 increase in property taxes. These increases were offset partially by a $32,000 decrease in training costs. Electronika did not incur any SG&A expenses in either period.

        Interest expense, entirely attributable to Torotel Products, decreased 7% because of a lower debt level.

        For the reasons discussed above, the consolidated pretax earnings increased from $66,000 to $102,000. The pretax loss of Torotel decreased from $47,000 to $10,000. The pretax earnings of Torotel Products decreased from $113,000 to $99,000. The pretax earnings of Electronika increased from breakeven to $13,000.

Liquidity and Capital Resources

        As of January 31, 2009, Torotel had $318,000 in cash compared to $410,000 as of April 30, 2008 and $313,000 as of January 31, 2008. Management anticipates a decline in cash flow from operations during the fourth quarter of fiscal 2009 given the anticipated increase in inventories due to the re-scheduling of deliveries described under the Business Outlook section on page 12 of this Report and the ongoing inventory purchases for the current contract for the potted coil assembly.

        The table below presents the summary of cash flow for the nine month periods indicated.

	2009	2008
Net cash (used in) provided by operating activities	$(18,000)	$162,000
Net cash used in investing activities	$(21,000)	$(53,000)
Net cash used in financing activities	$(53,000)	$(43,000)

        Net cash provided by operating activities fluctuates between periods primarily as a result of differences in operating earnings, the timing of shipments and the collection of accounts receivable, changes in inventory, level of sales and payment of accounts payable. The $21,000 of cash used in investing activities was the result of capital expenditures. Management anticipates approximately

$10,000 of capital expenditures during the remainder of fiscal 2009. The $53,000 of cash used in financing activities is because of long-term debt payments on the mortgage and capital lease obligations with the Bank of Blue Valley. Management believes that the projected cash flow from operations, combined with its existing cash balances, will be sufficient to meet its funding requirements for the foreseeable future. Torotel does have a $500,000 bank line of credit available, which management anticipates could be utilized to help fund any working capital requirements.

        Management believes that inflation will have only a minimal effect on future operations since such effects will be offset by sales price increases, which are not expected to have a significant effect upon demand.

        Return on Capital Employed ("ROCE") is the primary tool for managing Torotel's business. The performance of Torotel's management and the majority of its decisions will be measured by whether Torotel's ROCE improves. ROCE measures output (EBIT) versus input (Net Operating Assets = Capital Employed). For these purposes, net operating assets is defined as "trade receivables plus inventories plus net fixed assets plus miscellaneous operating assets less trade accounts payable less accrued liabilities". For the fiscal years ended April 30, 2006, 2007 and 2008, Torotel's ROCE was 19.04%, -.66% and 12.25%, respectively. Torotel's ROCE for the 12-month trailing period ended January 31, 2009 was 23.71%.

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

Credit Risk

        Financial instruments that potentially subject Torotel to concentrations of credit risk consist principally of cash and accounts receivable. Torotel grants unsecured credit to substantially all of its customers. Management does not believe that it is exposed to any extraordinary credit risk as a result of this policy. Torotel deposits all monies at the Bank of Blue Valley. These accounts are secured up to $250,000 by the Federal Deposit Insurance Corporation through December 31, 2009. At various times, these cash balances exceed federally insured limits. Torotel has not experienced any losses in such accounts. Management does not believe Torotel is exposed to any significant credit risk with respect to its cash balances.

Fair Value of Financial Instruments

        Carrying amounts of certain financial instruments, including cash, trade receivables, prepaid expenses and other current assets, trade accounts payable and accrued liabilities approximate fair value due to their short maturities. As of January 31, 2009, the amount of Torotel's long-term debt approximates fair value based on the present value of estimated future cash flows using a discount rate commensurate with a borrowing rate available to Torotel.

Treasury Stock

        Torotel utilizes the weighted average cost method in accounting for its treasury stock transactions.

Revenue Recognition

        Revenue is recognized when a fixed price contract or purchase order exists; delivery has occurred; and collection is reasonably assured. Selling terms are FOB Shipping Point so Torotel considers its products delivered once they have been shipped and title and risk of loss have been transferred. Torotel's consolidated net sales arising from contracts having deliveries scheduled over a period of more than one year for the nine month periods ended January 31, 2009 and 2008, were approximately 20% and 27%, respectively, because of the contracts for the potted coil assembly.

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

New Accounting Pronouncements

        Effective May 1, 2008, Torotel adopted Statement of Financial Accounting Standard No. 157 ("SFAS 157"), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. The adoption of SFAS 157 did not have any effect on Torotel's results of operations, financial condition and cash flows.

        Effective May 1, 2008, Torotel adopted Statement of Financial Accounting Standard No. 159 ("SFAS 159"), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the FASB's long-term measurement objectives for accounting for financial instruments. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The adoption of SFAS 159 did not have any effect on Torotel's results of operations, financial condition and cash flows.

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

Item 4T.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Torotel's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Torotel's disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on such evaluation, these officers have concluded that Torotel's disclosure controls and procedures are effective.

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

PART II. OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

        The annual meeting of shareholders was held in Kansas City, Missouri, on Monday, September 15, 2008, to vote on:

  a.
  The following two management proposals:

  (1)
  To elect two members to serve on the Board of Directors for a three-year term, with those nominees receiving the greatest number of votes being elected; and

  (2)
  To approve an amendment to Torotel's Articles of Incorporation to increase the number of authorized shares of common stock, par value $.01 per share, from 6,000,000 to 8,000,000 shares, with the affirmative vote of a majority of the shares of common stock present, in person or by proxy, and entitled to vote required to approve this proposed amendment.

  b.
  The following three shareholder proposals:

  (3)
  To consider and vote upon a shareholder proposal that permits only shareholders to make, alter, amend, suspend or repeal the Corporation's By-Laws;

  (4)
  To consider and vote upon a shareholder proposal to revoke a provision of the Corporation's By-Laws to remove advance notice requirements for shareholders to bring business before a shareholder meeting; and

  (5)
  To consider and vote upon a shareholder proposal to reduce the number of members on the Board of Directors from seven to five.

        A majority of the outstanding shares of common stock entitled to be voted at the meeting, represented in person or by proxy, was necessary to constitute a quorum to transact business at the meeting. At the meeting, there were 5,640,205 shares represented which was 95.95% of the shares outstanding and eligible to vote. The voting results were as follows:

        Proposal 1.    Shareholders elected the following individuals to three-year terms on the Board of Directors, with the number of shares voting "FOR" each nominee indicated.

S. Kirk Lambright, Jr.	2,768,890
H. James Serrone	2,931,119

        In addition to the directors elected above, Anthony H. Lewis, Dale H. Sizemore, Jr., Richard A. Sizemore and Stephen K. Swinson also serve as directors. The current three-year terms for Messrs. Sizemore end in 2009, while the three-year terms for Messrs. Lewis and Swinson end in 2010.

        Proposal 2.    Shareholders rejected the amendment to increase the number of authorized shares of common stock, with the number of shares voting "FOR", "AGAINST", and "ABSTAIN" indicated below.

FOR	2,724,278
AGAINST	2,869,127
ABSTAIN	46,800

        Proposal 3.    Shareholders narrowly approved the shareholder proposal recommending that the Board of Directors submit to shareholders for a vote a proposed amendment to the Corporation's Articles of Incorporation that would permit only shareholders to make, alter, amend, suspend or repeal the Corporation's By-Laws, with the number of shares voting "FOR", "AGAINST", and "ABSTAIN" indicated below.

FOR	2,866,106
AGAINST	2,043,618
ABSTAIN	146,965
BROKER NON VOTES	583,516

        Proposal 4.    Shareholders narrowly approved the shareholder proposal recommending that the Board of Directors submit to shareholders for a vote a proposed amendment to the Corporation's Articles of Incorporation that would revoke a provision of the Corporation's By-Laws to remove advance notice requirements for shareholders to bring business before a shareholder meeting, with the number of shares voting "FOR", "AGAINST", and "ABSTAIN" indicated below.

FOR	2,829,153
AGAINST	2,079,741
ABSTAIN	147,795
BROKER NON VOTES	583,516

        Proposal 5.    Shareholders narrowly approved the shareholder proposal recommending that the Board of Directors submit to shareholders for a vote a proposed amendment to the Corporation's Articles of Incorporation that would reduce the number of members on the Board of Directors from seven to five, with the number of shares voting "FOR", "AGAINST", and "ABSTAIN" indicated below.

FOR	2,826,064
AGAINST	2,082,475
ABSTAIN	148,150
BROKER NON VOTES	583,516

        The Board of Directors plans to consider the recommendations in Proposals 3, 4 and 5 as part of its planning for the 2009 Shareholders' Meeting.

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

Torotel, Inc. (Registrant)
/s/ DALE H. SIZEMORE, JR. Dale H. Sizemore, Jr. Chief Executive Officer Date: March 16, 2009
/s/ H. JAMES SERRONE H. James Serrone Chief Financial Officer Date: March 16, 2009