Form 10-Q/A
period 2009-01-31
TOROTEL INC
filed 2009-04-23
CIK 98752

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

Amendment No. 1

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

TOROTEL, INC. AND SUBSIDIARIES

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A is being filed as Amendment No. 1 to Torotel’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2009.  Amendment No. 1 is filed with the Securities and Exchange Commission (the “Commission”) for the purpose of revising Exhibits 32.1 and 32.2, the Certifications of the Chief Executive Officer and Chief Financial Officer, to change the quarterly period ended date to January 31, 2009.  The original report as filed referred to a quarterly period ended date of October 31, 2008.

PART I.     FINANCIAL INFORMATION

Item 1.       Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	As of	As of
	January 31,	April 30,
	2009	2008
ASSETS

Current assets:
Cash	$318,000	$410,000
Trade receivables, net	819,000	775,000
Inventories, net	824,000	551,000
Prepaid expenses and other current assets	37,000	23,000
	1,998,000	1,759,000

Property, plant and equipment, net	991,000	1,022,000

Other assets	3,000	2,000

	$2,992,000	$2,783,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$77,000	$64,000
Trade accounts payable	221,000	342,000
Accrued liabilities	142,000	186,000
	440,000	592,000

Long-term debt, less current maturities	608,000	647,000

Stockholders’ equity	1,944,000	1,544,000

	$2,992,000	$2,783,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Nine Months Ended
	January 31,	January 31,
	2009	2008
Net sales	$5,579,000	$4,441,000
Cost of goods sold	3,556,000	2,778,000

Gross profit	2,023,000	1,663,000

Operating expenses:
Engineering	264,000	196,000
Selling, general and administrative	1,365,000	1,395,000
	1,629,000	1,591,000

Earnings from operations	394,000	72,000

Other expense:
Interest expense	43,000	46,000

Earnings before provision for income taxes	351,000	26,000

Provision for income taxes	—	—

Net earnings	$351,000	$26,000

Basic earnings per share	$.07	$.00

Diluted earnings per share	$.06	$.00

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	January 31,	January 31,
	2009	2008
Net sales	$1,619,000	$1,392,000
Cost of goods sold	1,044,000	875,000

Gross profit	575,000	517,000

Operating expenses:
Engineering	87,000	65,000
Selling, general and administrative	372,000	371,000
	459,000	436,000

Earnings from operations	116,000	81,000

Other expense:
Interest expense	14,000	15,000

Earnings before provision for income taxes	102,000	66,000

Provision for income taxes	—	—

Net earnings	$102,000	$66,000

Basic earnings per share	$.02	$.01

Diluted earnings per share	$.02	$.01

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	January 31,	January 31,
	2009	2008
Cash flows from operating activities:
Net earnings	$351,000	$26,000
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Cost recognized on cancellation of restricted stock	—	33,000
Loss on disposal of assets	1,000	—
Stock compensation earned	49,000	37,000
Depreciation	78,000	65,000
Change in value of stock appreciation rights	(24,000)	27,000
Increase (decrease) in cash flows from operations resulting from changes in:
Trade receivables	(44,000)	103,000
Inventories	(273,000)	(66,000)
Prepaid expenses and other assets	(15,000)	(21,000)
Trade accounts payable	(121,000)	(63,000)
Accrued liabilities	(20,000)	21,000

Net cash (used in) provided by operating activities	(18,000)	162,000

Cash flows from investing activities:
Capital expenditures	(21,000)	(53,000)

Net cash used in investing activities	(21,000)	(53,000)

Cash flows from financing activities:
Principal payments on long-term debt	(47,000)	(43,000)
Payments on capital lease obligations	(6,000)	—

Net cash used in financing activities	(53,000)	(43,000)

Net (decrease) increase in cash	(92,000)	66,000
Cash, beginning of period	410,000	247,000

Cash, end of period	$318,000	$313,000

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$43,000	$46,000
Income taxes	$—	$—

Non-cash investing and financing activities:
Capital expenditure	$(27,000)	$—
Proceeds from capital lease	$27,000	$—

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 1 — Nature of Operations

Torotel, Inc. (“Torotel”) specializes in the custom design and manufacture of a wide variety of precision magnetic components, consisting of transformers, inductors, reactors, chokes and toroidal coils, for use in commercial, industrial and military electronics.  Torotel also designs and distributes ballast transformers for the airline industry.  Approximately 97% of Torotel’s sales during the first nine months of fiscal 2009 have been derived from domestic customers.

Note 2 — Basis of Presentation

The condensed consolidated balance sheet as of April 30, 2008, which has been derived from audited financial statements, is accompanied by the unaudited interim condensed consolidated financial statements, which reflect the normal recurring adjustments that in the opinion of management are necessary to present fairly Torotel’s financial position at January 31, 2009, and the results of operations for the three and nine months ended January 31, 2009.

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

Note 3 — Reclassification

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

Note 4 — Inventories

The components of inventories are summarized as follows:

	January 31,	April 30,
	2009	2008
Raw materials	$884,000	$669,000
Work in process	198,000	173,000
Finished goods	104,000	84,000
	1,186,000	926,000
Less: reserve for obsolete and excess inventories	362,000	375,000
	$824,000	$551,000

Note 5 — Income Taxes

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

Note 6 — Restricted Stock Agreements

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

A Restricted Stock Agreement was entered into between Torotel and Benjamin E. Ames, Jr. on July 31, 2006, as part of Mr. Ames’ employment as Executive Vice President of Torotel Products, Inc. with primary responsibilities being new business development.  The amount of the restricted stock award was 200,000 shares of common stock, $.01 par value per share.  Based upon Mr. Ames attaining mutually agreed upon written annual goals, the shares shall be released from the restrictions on transfer and risk of forfeiture in the amount of 40,000 shares per year for five years beginning July 31, 2007, and each anniversary thereof.  Based on the market price of $.30 for Torotel’s common stock, the fair value of the restricted stock at the date of award was $60,000.  The restricted shares are non-vested stock pursuant to SFAS 123(R).  Stock compensation cost during the three and nine months ended January 31, 2009 was $3,000 and $9,000, respectively.  Stock compensation cost of $3,000 per quarter will be recorded during the aggregate five-year vesting period provided the mutually agreed upon goals are achieved.  As of January 31, 2009, a total of 80,000 shares have been released from the restrictions on transfer.

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

Restricted stock activity for each nine month period through January 31 is summarized as follows:

	2009		2008
	Restricted	Weighted	Restricted	Weighted
	Shares	Average	Shares	Average
	Under	Grant	Under	Grant
	Option	Price	Option	Price
Outstanding at beginning of period	686,750	$.453	225,000	$.317
Granted	—	—	575,750	$.500
Vested	(40,000)	$.300	(40,000)	$.300
Forfeited	—	—	(74,000)	$.483
Outstanding at end of period	646,750	$.463	686,750	$.453

Note 7 — Stockholders’ Equity

The components of stockholders’ equity are summarized as follows:

	January 31,	April 30,
	2009	2008
Common stock, at par value	$60,000	$60,000
Capital in excess of par value	12,399,000	12,350,000
Accumulated deficit	(10,425,000)	(10,776,000)
	2,034,000	1,634,000
Less treasury stock, at cost	90,000	90,000
	$1,944,000	$1,544,000

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

In accordance with SFAS 123(R), compensation expense is recognized over the vesting period based upon the estimated fair value of the SARs pursuant to the terms of the Plan using the Black-Scholes options-pricing model as of the end of each financial reporting period.  As of January 31, 2009, the fair value of the SARs was determined using the following assumptions: no dividend payments over the life of the SARs since Torotel has not issued any form of dividend since 1985; an expected volatility of 137.4% based on Torotel’s historical volatility using the weekly closing price over the past 3.00 years; a risk-free interest rate of 1.75%; and an expected life of 3.00 years based on the length of service estimated to be served.  Based on these assumptions, the fair value prices per share of the outstanding SARs are summarized as follows:

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

Note 10 — Concentrations of Credit Risk

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

Note 11 — Financing Agreement

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

Torotel Products designs and manufactures a wide variety of magnetic components for use in military, aerospace and industrial electronic applications.  These magnetic components, which consist of transformers, inductors, reactors, chokes, and toroidal coils, are used to modify and control electrical voltages and currents in electronic devices.  For example, if equipment containing one of these components receives an electrical voltage or current which is too high for proper operation of the equipment, the component would modify and control the electrical voltage or current to allow proper operation of the equipment.  While Torotel Products primarily manufactures the components in accordance with pre-developed mechanical and electrical requirements, in some cases it will be responsible for both the overall design and manufacture of the components.  The magnetic components are sold to manufacturers who incorporate them into an end-product.  The major applications include aircraft navigational equipment, voice and data secure communications, medical equipment, avionics equipment, and conventional missile guidance systems.  As part of its growth strategy, Torotel Products has been actively pursuing opportunities in electro-mechanical assemblies. These efforts are meeting with success as $659,000 in revenue has been generated from these assemblies during the first nine months of fiscal 2009, with another $144,000 due to ship in Torotel’s fourth fiscal quarter.  Management continues to focus its efforts in areas and solutions that offer significant growth, which includes continued expansion of the product base beyond electronic components.

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

Business Outlook

Management still anticipates fiscal 2009 revenues to increase approximately 15-20%, which is less than the nearly 50% that was originally anticipated.  As disclosed in Torotel’s last filing on Form 10-Q, this revenue shortfall is due to various factors.  First, the nearly two-month labor strike at Boeing caused many of Torotel’s aerospace customers to re-schedule the delivery of their orders to dates in early fiscal 2010 (this is in addition to the re-scheduling that had already occurred as a result of Boeing’s ongoing production delays for the 787); second, by customer request the monthly delivery requirements for the potted coil assembly were reduced temporarily while the customer completes a re-tooling of their production line to handle the higher quantities (management now anticipates higher monthly shipments of the potted coil assembly to begin in June 2009); and third, anticipated revenues from a follow-on contract for the new ballast assembly did not occur until January with a majority of the deliveries scheduled in fiscal 2010.  The overall business outlook in fiscal 2010 remains favorable because of the higher demand projected for the potted coil assembly; however, this higher demand will likely be offset partially by less demand for magnetic components because of the current economic climate and the uncertainty surrounding the next U.S. defense budget as well as the ongoing delays in aircraft orders and production.

The industry mix of Torotel Products’ net sales for the first nine months of fiscal 2009 was 44% defense, 33% aerospace and 23% industrial compared to 50% defense, 37% aerospace and 13% industrial for the same period last year.  As of January 31, 2009, the order backlog is $3.8 million.  This amount is comprised of $2.1 million for the potted coil assembly, $1.3 million in magnetic components and $400,000 in electro-mechanical assemblies.  New order bookings during the first nine months of fiscal 2009 have declined approximately 8% compared to the same period last year.  Management believes new order bookings for fiscal 2009 will likely show an overall decline of approximately 45% when compared to the prior year.  A large portion of this decrease is attributable to the timing of the next contract for the potted coil assembly.  This contract, originally expected in late fiscal 2009, will not be awarded until the second quarter of fiscal 2010.  New order bookings exclusive of the potted coil assembly will likely show a decline of approximately 12%, which is attributable to the magnetic components products.

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

Consolidated selling, general and administrative (“SG&A”) expenses decreased 2%.  The SG&A expenses of Torotel decreased 38% from $324,000 to $200,000 primarily because of a $74,000 decrease in professional fees and a $50,000 decrease in the fair value of stock appreciation rights.  The SG&A expenses of Torotel Products increased 9% from $1,071,000 to $1,165,000 primarily because of a $103,000 increase in payroll costs, a $38,000 increase in sales commissions, a $24,000 increase in IT costs, a $17,000 increase in consulting costs, a $17,000 increase in building maintenance and supplies, an $11,000 increase in utilities costs, a $7,000 increase in equipment rental costs and a $3,000 increase in property taxes.  These increases were offset partially by a $104,000 decrease in training costs and a $22,000 decrease in stock compensation costs.  Electronika did not incur any SG&A expenses in either period.  Management does anticipate an increase in the present level of SG&A expenses for the balance of fiscal 2009.

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

Return on Capital Employed (“ROCE”) is the primary tool for managing Torotel’s business.  The performance of Torotel’s management and the majority of its decisions will be measured by whether Torotel’s ROCE improves.  ROCE measures output (EBIT) versus input (Net Operating Assets = Capital Employed).  For these purposes, net operating assets is defined as “trade receivables plus inventories plus net fixed assets plus miscellaneous operating assets less trade accounts payable less accrued liabilities”.  For the fiscal years ended April 30, 2006, 2007 and 2008, Torotel’s ROCE was 19.04%, -.66% and 12.25%, respectively.  Torotel’s ROCE for the 12-month trailing period ended January 31, 2009 was 23.71%.

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

Fair Value of Financial Instruments

Carrying amounts of certain financial instruments, including cash, trade receivables, prepaid expenses and other current assets, trade accounts payable and accrued liabilities approximate fair value due to their short maturities.  As of January 31, 2009, the amount of Torotel’s long-term debt approximates fair value based on the present value of estimated future cash flows using a discount rate commensurate with a borrowing rate available to Torotel.

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

Item 4T.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Torotel’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Torotel’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Based on such evaluation, these officers have concluded that Torotel’s disclosure controls and procedures are effective.

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

The Board of Directors plans to consider the recommendations in Proposals 3, 4 and 5 as part of its planning for the 2009 Shareholders’ Meeting.

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
(Registrant)

/s/ Dale H. Sizemore, Jr.
Dale H. Sizemore, Jr.
Chief Executive Officer
Date: April 23, 2009

/s/ H. James Serrone
H. James Serrone
Chief Financial Officer
Date:  April 23, 2009