Form 10-K
period 2009-04-30
TOROTEL INC
filed 2009-07-29
CIK 98752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2009
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [ ] to [ ]

Commission File No. 1-8125

TOROTEL, INC.
(Exact name of registrant as specified in its charter)

MISSOURI (State or other jurisdiction of incorporation or organization)	44-0610086 (I.R.S. Employer Identification No.)
620 NO. LINDENWOOD DRIVE, OLATHE, KANSAS (Address of principal executive offices)	66062 (Zip Code)

Registrant's telephone number, including area code (913) 747-6111

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
NONE	NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates, computed based on the closing sale price of the over-the-counter market on October 31, 2008, was $698,196. As of July 17, 2009, there were 5,666,500 shares of Common Stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders on September 21, 2009, are incorporated by reference into Part III.

 TOROTEL, INC.

FORM 10-K

Fiscal Year Ended April 30, 2009

Forward-Looking Information

        This report, as well as our other reports filed with the Securities and Exchange Commission ("SEC"), and in press releases and other public communications throughout the year, contains forward-looking statements made pursuant to the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. The words "believe," "estimate," "anticipate," "project," "intend," "expect," "plan," "outlook," "forecast," "may," "will," "should," "continue," "predict" and similar expressions are intended to identify forward-looking statements. This report contains forward-looking statements regarding, among other topics, our expected financial position, results of operations, cash flows, strategy, budgets and management's plans and objectives. Accordingly, these forward-looking statements are based on assumptions about a number of important factors. While we believe that our assumptions about such factors are reasonable, such factors involve risks and uncertainties that could cause actual results to be different from what appear here. These risk factors include: the ability to adequately pass through to customers unanticipated future increases in raw material costs, decreased demand for products, delays in developing new products, expected orders that do not occur, loss of key customers, the impact of competition and price erosion as well as supply and manufacturing constraints, and other risks and uncertainties. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will prove accurate, and our actual results may differ materially from these forward-looking statements. We assume no obligation to update any forward-looking statements made herein.

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

        Torotel was incorporated under the laws of the State of Missouri in 1956. Torotel's offices are located at 620 North Lindenwood Drive, Olathe, Kansas. Its telephone number is (913) 747-6111. The term "Company" as used herein includes Torotel and its subsidiaries, unless the context otherwise requires.

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

Marketing and Customers

        Torotel Products' sales do not represent a significant portion of any particular market. While approximately 57% of annual sales in fiscal 2009 came from select commercial markets, such as aerospace, airport lighting, oil drilling, and telecommunications, historically Torotel Products has primarily focused its activities toward the military market. As a result, the business of Torotel Products is subject to various risks including, without limitation, dependence on government appropriations and program allocations, and the competition for available military business. Efforts to expand into electro-mechanical assemblies resulted in nearly $800,000 of revenue from two new customers in fiscal 2009. Assemblies will continue to be a major market focus going forward.

        Torotel Products maintains a website at www.torotelproducts.com. Torotel Products markets its components primarily through a 4-person internal sales force and four independent manufacturers' representatives paid on a commission basis. These commissions are earned when a product is sold and/or shipped to a customer within the representative's assigned territory. Torotel Products also utilizes its 4-person engineering department in its direct sales efforts for the purpose of expanding its reach into new markets and/or customers. Other distribution methods may include visits to customers, lunch and learn presentations to customers' engineers, catalog brochures, magazine ads, trade show exhibits and/or speaker presentations at trade shows.

        Torotel Products is an approved source for magnetic components used in numerous military and aerospace systems, which means Torotel Products is automatically solicited for any procurement needs for such applications. The magnetic components manufactured by Torotel Products are sold primarily in the United States, and most sales are awarded on a competitive bid basis.

        Torotel Products has a primary base of about 25 customers that provide nearly 90% of its annual sales volume. This customer base includes many "Fortune 100" prime defense and aerospace companies. Torotel Products' primary strategy focuses on providing superior service to this core group of customers, including engineering support and new product design. The objective is to achieve growth with these customers, or other targeted companies that possess the potential for inclusion into the core group. During the fiscal year ended April 30, 2009, sales to two major customers accounted for 29% and 11% of the net sales of Torotel Products.

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

        Essential materials used by Torotel Products in the manufacturing process include magnetic materials, copper wire, plastic housings and epoxies. These materials are available from many sources. Major suppliers include Allstar Magnetics Inc., Electrical Insulation Suppliers, Inc., Mod & Fab and Magnetic Metals-Western Division. Special copper contact plates are used in manufacturing the potted coil assembly for the Hellfire II missile system. These plates are purchased from Fotofabrication Corporation, which is the only qualified approved source. Torotel Products has not experienced any significant curtailment of production because of material shortages, but any long lead times or high dollar minimum orders could have an adverse impact on sales bookings.

Engineering, Research and Development

        Torotel Products does not engage in research and development activities, but it does incur engineering expense in designing products to meet customer specifications.

Governmental Regulations

        A significant portion of Torotel Products' business is derived from subcontracts with prime contractors of the U.S. government. As a U.S. subcontractor, Torotel Products is subject to federal contracting regulations. These subcontracts provide that they may be terminated at the convenience of the U.S. government. Upon such termination, adequate financial compensation is usually provided in such instances to protect from suffering a loss on a contract. These subcontracts also provide that they may be terminated for default for failure to perform a material obligation of a subcontract. In the event of a termination for default, the customer may have the unilateral right at any time to require Torotel Products to pay the excess, if any, of the cost of purchasing a substitute item from a third party.

If the customer has suffered other ascertainable damages as a result of a sustained default, the customer could demand payment of such damages. Torotel Products has never experienced any terminations for default.

        As a supplier of products for military applications, Torotel must comply with laws concerning the export of material used exclusively for military purposes. The export of those types of materials is covered under the International Traffic in Arms Regulations ("ITAR") and the Arms Export Control Act ("AECA"). Torotel has a 1-year license from the U.S. Department of State making it eligible to provide defense-related components pursuant to ITAR and AECA. Torotel Products expects to renew this license in October 2009.

Intellectual Property

        The products sold by Torotel Products are not protected by patents and licenses. Torotel Products relies on the expertise of its employees in both the design and manufacture of its products. Because of the highly competitive nature of the industry, it is possible that a competitor may also learn to design and produce products with similar performance characteristics. Torotel has been issued U.S. Trademark Registration #1,123,071 for "TOROTEL". This trademark registration expires July 24, 2019.

Environmental Laws

        In fiscal 2009, Torotel Products incurred costs of approximately $1,000 to ensure compliance with federal, state and local regulations on the proper handling, storage, disposal, and discharge of hazardous materials into the environment, or otherwise relating to the protection of employees, the community, and the environment. Torotel Products anticipates similar costs to be incurred in the fiscal year ending April 30, 2010.

Employees

        Torotel Products presently employs 80 full-time and 16 part-time employees. An adequate supply of qualified personnel is available in the facility's immediate vicinity. Effective June 1, 2005, Torotel Products' production employees became non-union as they no longer are represented by the International Association of Machinists and Aerospace Workers, AFL-CIO, Lodge No. 778.

ELECTRONIKA

Principal Products

        Electronika sells ballast transformers to the airline industry. These transformers activate and control the lights in airplane cockpits and passenger compartments. Electronika's ballast transformers are used as spare and replacement parts in DC-8, DC-9, DC-10, MD-80 and MD-88 aircraft. Electronika maintains a website at www.electronika-inc.com.

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

        Electronika has a primary base of approximately five customers, which are contacted from time to time for sales and marketing purposes. In the fiscal year ended April 30, 2009, sales to four customers accounted for 35%, 26%, 15% and 11% of the net sales of Electronika.

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

Manufacturing

        Electronika's requirements for the ballast transformers are outsourced pursuant to a Manufacturing Agreement with Magnetika, Inc. ("Magnetika"), a corporation owned by the Caloyeras family, which presently owns approximately 45% of the common shares of Torotel. Under the terms of the agreement, Magnetika provides all necessary raw material, labor, testing, packaging and related services required to complete the manufacture, delivery and sale of the ballast transformers, and Electronika is obligated to order all of its ballast transformer requirements exclusively from Magnetika. Electronika retains ownership of all designs, drawings, specifications and intellectual property rights associated with the ballast transformers. In exchange for the services provided to Electronika under the Manufacturing Agreement, Magnetika receives 40 percent of the net sales price of all ballast transformers sold by Electronika, plus a $2,500 per month management fee for processing all quotations and orders. Effective with the beginning of fiscal 2008, per the terms of the Manufacturing Agreement, the monthly management fee has been eliminated because of Electronika's lower sales volume. The Manufacturing Agreement continues in effect until April 1, 2012. In the fiscal year ended April 30, 2009, Electronika incurred costs of $52,000 for goods purchased on trade terms of net 20 days pursuant to the Manufacturing Agreement. Of the amount purchased, $3,000 was due and payable as of April 30, 2009.

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

ITEM 2.    Properties

        Torotel owns a 24,000 square foot building located in Olathe, Kansas. This facility is occupied by Torotel Products, and also serves as Torotel's executive offices, as well as the business office of Electronika. The purchase cost of the building, along with the improvements, was $1,027,000. As of April 30, 2009, this property was subject to a first deed of trust securing indebtedness with the Bank of Blue Valley in the amount of $647,000. Torotel completed a refinancing of this debt on June 1, 2009. The outstanding balance bears interest at a fixed rate of 6.5% per annum and requires monthly principal and interest payments of $9,543. The note has a maturity date of May 25, 2014, may be prepaid without penalty and is collateralized by substantially all assets of Torotel.

        Torotel believes the Olathe facility and its equipment are well maintained, in good operating condition and adequately insured. Present utilization of the facility is less than 50% of maximum capacity.

ITEM 3.    Legal Proceedings

        None.

ITEM 4.    Submission of Matters to a Vote of Security Holders

        None.

 PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

	2009		2008		2007
Fiscal Period	High	Low	High	Low	High	Low
May to July	$0.60	$0.36	$0.50	$0.34	$0.75	$0.30
August to October	0.75	0.30	0.62	0.35	0.70	0.30
November to January	0.45	0.25	0.90	0.41	0.75	0.43
February to April	0.28	0.18	0.75	0.55	0.50	0.45

(b)   Approximate Number of Equity Security Holders

Title of Class	Number of Record Holders as of June 26, 2009
Common Stock, $.01 par value	636

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

 Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights A	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights B	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in Column A) C
Equity Compensation Plans approved by shareholders	-0-	-0-	-0-
Equity Compensation Plans not approved by shareholders	-0-	-0-	333,500
Total	-0-	-0-	333,500

        Torotel also has a Directors Stock Appreciation Rights Plan for non-employee directors (see Note L of Notes to Consolidated Financial Statements).

        There were no unregistered sales of securities or any share repurchases during the fiscal year ended April 30, 2009.

ITEM 6.    Selected Financial Data

        Information not required.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Torotel conducts business primarily through two wholly owned subsidiaries, Torotel Products and Electronika.

        Torotel Products designs and manufactures a wide variety of magnetic components for use in military, aerospace and industrial electronic applications. These magnetic components, which consist of transformers, inductors, reactors, chokes, and toroidal coils, are used to modify and control electrical voltages and currents in electronic devices. For example, if equipment containing one of these components receives an electrical voltage or current which is too high for proper operation of the equipment, the component would modify and control the electrical voltage or current to allow proper operation of the equipment. While Torotel Products primarily manufactures the components in accordance with pre-developed mechanical and electrical requirements, in some cases it will be responsible for both the overall design and manufacture of the components. The magnetic components are sold to manufacturers who incorporate them into an end-product. The major applications include aircraft navigational equipment, voice and data secure communications, medical equipment, avionics equipment, and conventional missile guidance systems. As part of its growth strategy, Torotel Products has been actively pursuing opportunities in electro-mechanical assemblies. These efforts resulted in nearly $800,000 of new business from two new customers in fiscal 2009. Assemblies will continue to be a major market focus going forward.

        Torotel Products markets its components primarily through a 4-person internal sales force and four independent manufacturers' representatives paid on a commission basis. These commissions are earned when a product is sold and/or shipped to a customer within the representative's assigned territory. Torotel Products also utilizes its 4-person engineering department in its direct sales efforts for the purpose of expanding its reach into new markets and/or customers.

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

        Electronika's requirements for the ballast transformers are outsourced pursuant to a Manufacturing Agreement with Magnetika, a corporation owned by the Caloyeras family. Under the terms of the agreement, Magnetika provides all necessary raw material, labor, testing, packaging and related services required to complete the manufacture, delivery and sale of the ballast transformers. Electronika retains ownership of all designs, drawings, specifications and intellectual property rights associated with the ballast transformers. Magnetika is a manufacturing company that, in addition to the aforementioned ballast transformers, manufactures various other products similar to those of Torotel for other unrelated customers. Magnetika's annual sales are estimated to be about two times the annual sales of Torotel. Total purchases of goods from Magnetika by Electronika amounted to $52,000 for the fiscal year ended April 30, 2009.

Business Outlook

        The overall business outlook in fiscal 2010 remains favorable because of the higher demand projected for the potted coil assembly for the Hellfire II missile system; however, this higher demand will likely be offset partially by less demand for magnetic components because of the current economic climate and the uncertainty surrounding the next U.S. defense budget, as well as the ongoing delays in aircraft orders and production. As of April 30, 2009, the order backlog was nearly $3.8 million. This amount is comprised of $2.1 million for the potted coil assembly, $1.4 million in magnetic components and $300,000 in electro-mechanical assemblies. New order bookings in fiscal 2009 decreased 39% to $5.3 million. Last year's bookings included a $3.3 million long-term contract for the potted coil assembly. A new long-term contract for this assembly valued at $4.7 million was received in June 2009, with deliveries scheduled into the latter part of fiscal 2011. New order bookings exclusive of the potted coil assembly decreased nearly 10% to $4.8 million. This amount consisted of $4.0 million in magnetic components and $800,000 for electro-mechanical assemblies. Management anticipates a similar level for fiscal 2010.

        Fiscal 2009 revenues increased 19%, which was less than the nearly 50% increase that was originally anticipated at the beginning of last year. As disclosed in Torotel's last two filings on Form 10-Q, this revenue shortfall was due to a slowdown in the aerospace market; Boeing's ongoing production delays for the 787 aircraft; monthly delivery requirements for the potted coil assembly being reduced temporarily while the customer completed a re-tooling of its production line to handle the higher quantities; and anticipated revenues from a follow-on contract for the new ballast assembly did not occur until January 2009 with a majority of the deliveries scheduled in fiscal 2010.

        The industry mix of Torotel Products' net sales in fiscal 2009 was 43% defense, 34% aerospace and 23% industrial compared to 47% defense, 37% aerospace and 16% industrial in fiscal 2008. This shift toward industrial followed the trend expected for fiscal 2009. Management believes the mix in fiscal 2010 should shift more toward defense primarily because of the higher demand for the potted coil assembly.

        The primary factors that drive gross profit and net earnings for Torotel Products are sales volume and product mix. The gross profits on mature products/programs and complex transformer devices tend to be higher than those that are still in the prototyping or early production stages and simpler inductor devices. As a result, in any given accounting period the mix of product shipments between higher and lower margin jobs has a significant impact on the gross profit and net earnings of Torotel Products. Torotel's operating plan continues to focus on expanding the product base beyond electronic components.

        Electronika's net sales continue to be impacted by the decline in the number of active DC-8 and DC-9 aircraft. Management expects these sales to continue to decline and eventually phase out.

Results of Operations

        The following management comments regarding Torotel's results of operations and outlook should be read in conjunction with the Consolidated Financial Statements included pursuant to Item 8 of this Annual Report.

        The discussion and analysis of the results of operations include the operations of Torotel, Inc. and its subsidiaries, Torotel Products, Inc. and Electronika, Inc. While each company's results are included in the following discussion, segment reporting is not applicable because the products offered are similar in form and function, and target similar markets.

2009 Compared to 2008

        Consolidated net sales increased 19%. The net sales of Torotel Products increased nearly 18% from $6,021,000 to $7,076,000. This increase is primarily attributable to sales of the new ballast assemblies for a major industrial application, a new assembly for a military application, higher sales of the capacitor assemblies, higher demand for the potted coil assembly and higher demand for molded coils used in down-hole drilling applications. The net sales of Electronika increased 279% from $34,000 to $129,000. This increase is the result of product shipments that were previously delayed awaiting Boeing's approval of a replacement for an encapsulating material that had become obsolete. Management expects Electronika's sales to return to the downward trend seen in previous years.

        Gross profit as a percentage of net sales decreased 2%. The gross profit percentage of Torotel Products decreased 2% because of higher material and labor costs associated with the product mix and higher fixed production costs. These higher costs were offset partially by the effect of the higher sales volume. Electronika's gross profit as a percentage of net sales remained unchanged.

        Engineering expenses, applicable only to Torotel Products, increased 24% from $267,000 to $331,000 because of a $44,000 increase in payroll costs primarily associated with engineering college interns, a $13,000 increase in training costs and a $7,000 increase in travel costs. Management does not anticipate any significant increase in the present level of engineering expenses.

        Consolidated selling, general and administrative ("SG&A") expenses increased 6%. The SG&A expenses of Torotel, Inc. decreased 28% from $344,000 to $249,000 primarily because of a $60,000 decrease in professional fees, a $50,000 decrease in the fair value of stock appreciation rights and a $4,000 decrease in directors fees. These decreases were offset partially by a $10,000 increase in auditing fees and a $9,000 increase for additional insurance coverage. The SG&A expenses of Torotel Products increased 14% from $1,424,000 to $1,621,000 primarily because of a $139,000 increase in payroll costs, a $37,000 increase in sales commissions, a $35,000 increase in stock compensation costs, a $25,000 increase in building and equipment maintenance and supplies, a $17,000 increase in consulting costs, a $16,000 increase in IT costs, a $13,000 increase in utilities costs, a $12,000 increase in recruiting costs and a $7,000 increase in equipment rental costs. These increases were offset partially by a $104,000 decrease in training costs. Electronika did not incur any SG&A expenses in either period. Management does not anticipate any significant increase in the present level of SG&A expenses.

        Interest expense, entirely attributable to Torotel Products, decreased nearly 7% because of a lower debt level.

        For the reasons discussed above, the consolidated pretax earnings increased from $165,000 to $303,000. The pretax loss of Torotel, Inc. decreased from $344,000 to $249,000. The pretax earnings of Torotel Products decreased from $488,000 to $475,000. The pretax earnings of Electronika increased from $21,000 to $77,000.

2008 Compared to 2007

        (As discussed in Note N of Notes to the Consolidated Financial Statements, Torotel's consolidated statement of operations, consolidated statement of changes in stockholders' equity and consolidated statement of cash flows for the fiscal year ended April 30, 2007 have been restated within this Form 10-K to comply with SEC Staff Accounting Bulletin Topic 5:BB. The following narrative takes into account the restated results.)

        Consolidated net sales increased 18%. The net sales of Torotel Products increased 20% from $5,006,000 to $6,021,000. This increase is attributable to higher demand for components used in certain aerospace and military applications, and higher shipments of the potted coil assembly for the Hellfire II missile system. The net sales of Electronika decreased 72% from $120,000 to $34,000. This decrease is attributable to delayed shipments caused by an encapsulating material becoming obsolete and the time involved in getting an alternate material approved by Boeing. The backlog of orders affected was $59,000.

        Gross profit as a percentage of net sales increased 3%. The gross profit percentage of Torotel Products increased 3%, which is attributable to higher sales volume. Electronika's gross profit as a percentage of net sales remained unchanged.

        Engineering expenses, applicable only to Torotel Products, increased 5% from $254,000 to $267,000 because of an $8,000 increase in payroll costs and a $5,000 increase in training costs.

        Consolidated SG&A expenses increased nearly 9%. The SG&A expenses of Torotel, Inc. decreased 14% from $402,000 to $344,000 primarily because of a $70,000 decrease in professional fees associated with litigation filed in the prior year by the Caloyeras Family Partnership, a $13,000 decrease in consulting costs incurred in the prior year for short and long-term compensation planning, a $12,000 decrease in loan fees, a $7,000 decrease in directors and officers liability insurance costs and a $3,000 decrease in subscription costs. These decreases were offset partially by a $22,000 increase in the costs recognized for the fair value of stock appreciation rights, a $20,000 increase in auditing fees and a $5,000 increase in directors' fees. The SG&A expenses of Torotel Products increased nearly 20% from $1,192,000 to $1,424,000 primarily because of a $77,000 increase in stock compensation costs, a $66,000 increase in training costs, a $63,000 increase in payroll costs, a $14,000 increase in fast pay-discounts to major customers, a $13,000 increase in sales commissions, a $13,000 increase in costs for membership dues for an aerospace trade association and a $12,000 increase in licensing costs for a web-based customer relationship management system. These increases were offset partially by an $11,000 decrease in advertising costs, an $8,000 decrease in bank charges associated with the write-off in the prior year of capitalized loan fees on the original mortgage loan for the Olathe facility and a $7,000 decrease in computer maintenance costs. The SG&A expenses of Electronika decreased 100% or $30,000 because of the expiration of the monthly management fee pursuant to the terms of the manufacturing agreement with Magnetika.

        Amortization costs attributable to Electronika decreased 100% or $33,000 as the intangible assets were fully amortized.

        Consolidated interest expense decreased 47%. The interest expense of Torotel, Inc. decreased $52,000 because of the retirement of the note payable to shareholder at the end of fiscal 2007. The interest expense of Torotel Products decreased from $63,000 to $61,000 because of a lower debt balance.

        Interest income decreased $7,000 because of less funds set aside in a money management account.

        For the reasons discussed above, the consolidated pretax earnings increased from a loss of $260,000 to a profit of $165,000. The pretax loss of Torotel, Inc. decreased from $453,000 to $344,000. The pretax earnings of Torotel Products increased from $181,000 to $488,000. The pretax earnings of Electronika increased from $12,000 to $21,000.

Liquidity and Capital Resources

        As of April 30, 2009, Torotel had $656,000 in cash and cash equivalents, compared to $410,000 as of April 30, 2008. Management does not anticipate any significant changes in the amount of cash flow from operations for fiscal 2010.

        The table below presents the summary of cash flow for the fiscal periods indicated.

	2009	2008	2007
Net cash provided by (used in) operating activities	$342,000	$313,000	$(103,000)
Net cash used in investing activities	$(24,000)	$(92,000)	$(34,000)
Net cash used in financing activities	$(72,000)	$(58,000)	$(137,000)

        Net cash provided by operating activities fluctuates between periods primarily as a result of differences in operating earnings, the timing of shipments and the collection of accounts receivable, changes in inventory, level of sales and payment of accounts payable. The $24,000 of cash used in investing activities was the result of capital expenditures. Management anticipates $100,000 of capital expenditures during fiscal 2010. The $72,000 of cash used in financing activities is because of payments on long-term debt. Management believes that the projected cash flow from operations, combined with its existing cash balances, will be sufficient to meet its funding requirements for the foreseeable future. Torotel does have a $500,000 bank line of credit available through September 30, 2009, which could be utilized to help fund any working capital requirements.

        Management believes that inflation will have only a minimal effect on future operations since such effects will be offset by sales price increases, which are not expected to have a significant effect upon demand.

        Return on Capital Employed ("ROCE") is the primary tool for managing Torotel's business. ROCE measures what you get out (EBIT) versus what you put in (NOA = Capital Employed). For these purposes, NOA is defined as "accounts receivable + inventory + net fixed assets + miscellaneous operating assets - accounts payable - miscellaneous operating liabilities". The performance of Torotel's management and the majority of its decisions will be measured by whether Torotel's ROCE improves. For the fiscal years ended April 30, 2007, 2008 and 2009, Torotel's ROCE was -7.55%, 12.25% and 18.19%, respectively. The ROCE for the fiscal year ended April 30, 2007 has been restated as a result of the restatement disclosed in Note N of Notes to Consolidated Financial Statements.

Critical Accounting Policies

Use of Estimates

        The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Significant estimates used in preparing these consolidated financial statements include those assumed in computing the carrying value of equipment, allowance for doubtful accounts receivable, the valuation allowance on deferred tax assets and the reserve for warranty costs. Accordingly, actual results could differ from those estimates. Any changes in estimates are recorded in the period in which they become known.

Credit Risk

        Financial instruments that potentially subject Torotel to concentrations of credit risk consist principally of cash and accounts receivable. Torotel grants unsecured credit to substantially all of its customers. Management does not believe that it is exposed to any extraordinary credit risk as a result of this policy.

        Torotel deposits all monies at the Bank of Blue Valley. These accounts are secured up to $250,000 by the Federal Deposit Insurance Corporation through December 31, 2013. At various times and at April 30, 2009, these cash balances exceed federally insured limits. Torotel has not experienced any losses in such accounts. Management does not believe Torotel is exposed to any significant credit risk with respect to its cash.

Fair Value of Financial Instruments

        Statement of Financial Accounting Standard No. 157 ("SFAS 157"), Fair Value Measurements, defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. SFAS 157 was effective for financial assets and liabilities on January 1, 2008. Torotel adopted SFAS 157 on May 1, 2008. In February 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. 157-2 ("FSP 157-2"), Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually, FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008. Torotel does not expect the adoption of FSP 157-2 to have a material effect on the consolidated financial statements. These standards did not materially affect how Torotel determines fair value, but resulted in certain additional disclosures. SFAS 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels as follows:

  •
  Level 1. Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

  •
  Level 2. Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

  •
  Level 3. Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, Torotel utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in the assessment of fair value.

        The carrying amounts of certain financial instruments, including cash, trade receivables, prepaid expenses and other current assets, trade accounts payable and accrued liabilities approximate fair value due to their short maturities. As of April 30, 2009, the amount of Torotel's long-term debt approximates fair value based on the present value of estimated future cash flows using a discount rate commensurate with a borrowing rate available to Torotel.

Treasury Stock

        Torotel utilizes the weighted average cost method in accounting for its treasury stock transactions.

Revenue Recognition

        Revenue is recognized when a fixed price contract or purchase order exists; delivery has occurred; and collection is reasonably assured. Selling terms are FOB Shipping Point so Torotel considers its products delivered once they have been shipped and title and risk of loss have been transferred. Torotel's consolidated net sales arising from contracts having deliveries scheduled over a period of more than one year for fiscal years 2009, 2008 and 2007 were approximately 23%, 24% and 23%, respectively, because of the contracts for the potted coil assembly.

Allowance for Doubtful Accounts

        Gross trade accounts receivable are offset with an allowance for doubtful accounts. The allowance for doubtful accounts is management's best estimate of the amount of probable credit losses in Torotel's existing accounts receivable. Management reviews the allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectibility. Account balances are charged against the allowance when placed for collection. Recoveries of receivables previously written off are recorded when received. The majority of the customer accounts are considered past due after the invoice becomes older than the customer's credit terms. Interest is not charged on past due accounts. The allowance for doubtful accounts as of April 30, 2009, 2008 and 2007 was $6,000, $7,000 and $9,000, respectively.

Inventories

        Inventories are stated at the lower of cost or market. Cost is determined using a moving average cost method of valuation that currently and historically approximates the first-in, first-out method. Torotel's industry is characterized by short-term customer commitments and changes in demand, as well as other market considerations. Provisions for obsolete and excess inventory are based on reviews of inventory usage, quantities on hand and latest product demand information from customers. Inventories are reviewed in detail utilizing a 12-month time horizon. Individual part numbers that have not had any usage in a 12-month time period are categorized as obsolete; individual part numbers having more than a 12-month supply based on the current year's usage are categorized as excess. Once specific inventory has been identified as excess or obsolete, the cost of the identified inventory is fully reserved and the cost of the inventory is not recovered until it is sold. The reserve balance is analyzed for adequacy along with the inventory review each quarter.

Property, Plant and Equipment

        Property, plant and equipment are carried at cost. Depreciation and amortization are provided in amounts sufficient to relate the costs of depreciable assets to operations primarily using the straight-line method over estimated useful lives of three to five years for equipment and ten to twenty years for buildings and improvements.

Intangible Assets

        The intangible assets acquired in the purchase of Electronika are accounted for under Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets. SFAS 142 requires that intangible assets be amortized over their useful life and tested for impairment annually (see Note O of Notes to Consolidated Financial Statements).

Cash Flows

        For purposes of the statements of cash flows, Torotel considers all short-term investments purchased with original maturity dates of three months or less to be cash equivalents.

Advertising Costs

        Advertising costs are expensed as incurred. For the years ended April 30, 2009, 2008 and 2007, advertising costs were $14,000, $10,000 and $23,000, respectively.

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

Adjustment to Accumulated Deficit

        In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 ("SAB 108"), Financial Statements—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. This Bulletin provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated and should be restated. SAB 108 became effective for fiscal years ending after November 15, 2006. Historically, Torotel evaluated unrecorded differences using the "roll-over" method, which focused primarily on the impact of unrecorded differences, including the reversal of prior-year unrecorded differences, on the current year consolidated statement of operations. As required by SAB 108, Torotel must now evaluate misstatements under a "dual approach" method, which requires quantification under both the "roll-over" and the "iron curtain" methods. The "iron curtain" method quantifies misstatements based on the effects of correcting the period-end consolidated balance sheet. In accordance with the transition provisions of SAB 108, Torotel recorded an aggregate adjustment of $15,000 that increased the beginning accumulated deficit as of May 1, 2006. These adjustments were considered to be immaterial to our consolidated statements of operations in prior years, under the "roll-over" method. The components of the adjustment are detailed in the tables below:

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

    (a)
    To increase accrued liabilities for estimated warranty costs

    (b)
    To reduce allowance for doubtful accounts and increase accounts receivable, net

New Accounting Pronouncements

        In May 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 165 ("SFAS 165"), Subsequent Events. SFAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. As a result, Torotel will adopt this standard in its first quarter of fiscal year 2010. Torotel does not believe the adoption of SFAS 165 will have a material effect on its results of operations, financial position and cash flow.

        In June 2009, the FASB issued Statement of Financial Accounting Standard No. 166 ("SFAS 166"), Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. SFAS 166 must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. Torotel will adopt SFAS 166 on May 1, 2010. Torotel does not believe the adoption of SFAS 166 will have a material effect on its results of operations, financial position and cash flow.

        In June 2009, the FASB issued Statement of Financial Accounting Standard No. 167 ("SFAS 167"), Amendments to FASB Interpretation No. 46(R). SFAS 167 improves financial reporting by enterprises involved with variable interest entities. The FASB undertook this project to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise's involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Torotel will adopt SFAS 167 on May 1, 2010. Torotel does not believe the adoption of SFAS 167 will have a material effect on its results of operations, financial position and cash flow.

        In June 2009, the FASB issued Statement of Financial Accounting Standard No. 168 ("SFAS 168"), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 168 identifies the FASB Accounting Standards Codification ("Codification") as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 will officially launch on July 1, 2009, and is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Torotel will adopt SFAS 168 on August 1, 2009.

ITEM 8.    Financial Statements and Supplementary Data

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A(T).    CONTROLS AND PROCEDURES

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

Management's Report on Internal Control over Financial Reporting

        Torotel's management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Management has assessed Torotel's internal control over financial reporting in relation to criteria described in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment using those criteria, management concluded that, as of April 30, 2009, Torotel's internal control over financial reporting was effective.

        This Annual Report does not include an attestation report of Torotel's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by Torotel's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Torotel to provide only management's report in this Annual Report.

Changes in Internal Controls

        There were no significant changes in Torotel's internal controls over financial reporting or in other factors that in management's estimates are reasonably likely to materially affect Torotel's internal controls over financial reporting subsequent to the date of the evaluation.

ITEM 9B.    Other Information

        None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

TOROTEL, INC.

        We have audited the accompanying consolidated balance sheets of Torotel, Inc. and Subsidiaries (the "Company") as of April 30, 2009, 2008, and 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended April 30, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Torotel, Inc. and Subsidiaries as of April 30, 2009, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2009, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note N to the consolidated financial statements, certain errors resulting in the understatement of the previously reported net loss for the year ended April 30, 2007 and an overstatement of the accumulated deficit as of April 30, 2006, were discovered by management of the Company during the current year. Accordingly, an adjustment has been made to net income for the year ended April 30, 2007 and accumulated deficit as of April 30, 2006 to correct the error.

        As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for uncertainties in income taxes as of May 1, 2007.

/s/ MAYER HOFFMAN MCCANN P.C.

Leawood, Kansas
July 29, 2009

 CONSOLIDATED BALANCE SHEETS

	As of April 30,
	2009	2008	2007
ASSETS
Current assets:
Cash	$656,000	$410,000	$247,000
Trade receivables, net	559,000	775,000	753,000
Inventories, net	822,000	551,000	435,000
Prepaid expenses and other current assets	19,000	23,000	17,000

	2,056,000	1,759,000	1,452,000
Property, plant and equipment:
Land	265,000	265,000	265,000
Buildings and improvements	815,000	814,000	800,000
Equipment	1,103,000	1,071,000	1,013,000

	2,183,000	2,150,000	2,078,000
Less accumulated depreciation	1,213,000	1,128,000	1,059,000

	970,000	1,022,000	1,019,000
Other assets	—	2,000	2,000

	$3,026,000	$2,783,000	$2,473,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$78,000	$64,000	$58,000
Trade accounts payable	180,000	342,000	209,000
Accrued liabilities	211,000	186,000	202,000

	469,000	592,000	469,000
Long-term debt, less current maturities	588,000	647,000	711,000
Commitments and contingencies
Stockholders' equity	1,969,000	1,544,000	1,293,000

	$3,026,000	$2,783,000	$2,473,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended April 30,
	2009	2008	Restated 2007
Net sales	$7,205,000	$6,055,000	$5,126,000
Cost of goods sold	4,644,000	3,794,000	3,367,000

Gross profit	2,561,000	2,261,000	1,759,000
Operating expenses:
Engineering	331,000	267,000	254,000
Selling, general and administrative	1,870,000	1,768,000	1,624,000
Amortization of intangible assets	—	—	33,000

	2,201,000	2,035,000	1,911,000

Earnings (loss) from operations	360,000	226,000	(152,000)
Other expense (income):
Interest expense	57,000	61,000	115,000
Interest income	—	—	(7,000)

	57,000	61,000	108,000

Earnings (loss) before provision for income taxes and cumulative effect of change in accounting principle	303,000	165,000	(260,000)
Provision for income taxes	—	—	—

Earnings (loss) before cumulative effect of change in accounting principle	303,000	165,000	(260,000)
Cumulative effect of change in accounting principle	—	—	8,000

Net earnings (loss)	$303,000	$165,000	$(252,000)

Basic earnings (loss) per share:
Before cumulative effect	$.06	$.03	$(.04)
Cumulative effect	—	—	—

	$.06	$.03	$(.04)

Diluted earnings (loss) per share:
Before cumulative effect	$.05	$.03	$(.04)
Cumulative effect	—	—	—

	$.05	$.03	$(.04)

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Shares	Common Stock	Excess of Par Value	Accumulated Deficit	Treasury Stock, at cost	Total Stockholders' Equity
Balance, April 30, 2006, as previously reported	5,182,795	$52,000	$12,362,000	$(10,799,000)	$(205,000)	$1,410,000
Cumulative effect of adjustments from the adoption of SAB 108	—	—	—	(15,000)	—	(15,000)
Prior period adjustment (Note N)	—	—	—	125,000	—	125,000

Balance, April 30, 2006, as restated	5,182,795	52,000	12,362,000	(10,689,000)	(205,000)	1,520,000
Restricted stock issues	225,000	2,000	8,000	—	—	10,000
Exercise of incentive stock options	—	—	(100,000)	—	115,000	15,000
Net loss, restated (Note N)	—	—	—	(252,000)	—	(252,000)

Balance, April 30, 2007	5,407,795	54,000	12,270,000	(10,941,000)	(90,000)	1,293,000
Restricted stock issues	575,750	6,000	(6,000)	—	—	—
Stock compensation earned	—	—	53,000	—	—	53,000
Restricted stock cancelled	—	—	33,000	—	—	33,000
Net earnings	—	—	—	165,000	—	165,000

Balance, April 30, 2008	5,983,545	60,000	12,350,000	(10,776,000)	(90,000)	1,544,000
Stock compensation earned	—	—	60,000	—	—	60,000
Restricted stock cancelled	—	—	62,000	—	—	62,000
Net earnings	—	—	—	303,000	—	303,000

Balance, April 30, 2009	5,983,545	$60,000	$12,472,000	$(10,473,000)	$(90,000)	$1,969,000

The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended April 30,
	2009	2008	Restated 2007
Cash flows from operating activities:
Net earnings (loss)	$303,000	$165,000	$(252,000)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Loss on disposal of assets	1,000	—	—
Cost recognized on cancellation of restricted stock	62,000	33,000	—
Stock compensation earned	60,000	53,000	10,000
Depreciation	102,000	89,000	84,000
Amortization	—	—	33,000
Change in value of stock appreciation rights	(29,000)	22,000	(9,000)
Increase (decrease) in cash flows from operations resulting from changes in:
Trade receivables	216,000	(22,000)	(13,000)
Inventories	(271,000)	(116,000)	17,000
Prepaid expenses and other assets	6,000	(6,000)	—
Trade accounts payable	(162,000)	133,000	61,000
Accrued liabilities	54,000	(38,000)	(34,000)

Net cash provided by (used in) operating activities	342,000	313,000	(103,000)

Cash flows from investing activities:
Capital expenditures	(24,000)	(92,000)	(34,000)

Net cash used in investing activities	(24,000)	(92,000)	(34,000)

Cash flows from financing activities:
Principal payments on long-term debt	(64,000)	(58,000)	(60,000)
Payments on capital lease obligations	(8,000)	—	—
Principal payment on note payable to shareholders	—	—	(92,000)
Proceeds from exercise of incentive stock option	—	—	15,000

Net cash used in financing activities	(72,000)	(58,000)	(137,000)

Net increase (decrease) in cash	246,000	163,000	(274,000)
Cash, beginning of year	410,000	247,000	521,000

Cash, end of year	$656,000	$410,000	$247,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$57,000	$61,000	$120,000
Income taxes	$—	$—	$2,000
Non-cash investing and financing activities:
Capital expenditure	$(27,000)	$—	$—
Proceeds from capital lease	$27,000	$—	$—
Electronika sales guarantee	$—	$—	$658,000
Shareholder debt eliminated by offset	$—	$—	$(658,000)

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Torotel, Inc. ("Torotel") conducts business through two wholly owned subsidiaries, Torotel Products, Inc. ("Torotel Products") and Electronika, Inc. ("Electronika"). Torotel specializes in the custom design and manufacture of a wide variety of precision magnetic components, consisting of transformers, inductors, reactors, chokes, toroidal coils and electro-mechanical sub-assemblies. Torotel also distributes ballast transformers for the airline industry. Approximately 97% of Torotel's sales during fiscal 2009 were derived from domestic customers. The following summarizes the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements.

Principles of Consolidation

        The consolidated financial statements include the accounts of Torotel, Inc. and its wholly owned subsidiaries, Torotel Products, Inc. and Electronika, Inc. and subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

        The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Significant estimates used in preparing these consolidated financial statements include those assumed in computing the carrying value of equipment, allowance for doubtful accounts receivable, the valuation allowance on deferred tax assets and the reserve for warranty costs. Accordingly, actual results could differ from those estimates. Any changes in estimates are recorded in the period in which they become known.

Credit Risk

        Financial instruments that potentially subject Torotel to concentrations of credit risk consist principally of cash and accounts receivable. Torotel grants unsecured credit to substantially all of its customers. Management does not believe that it is exposed to any extraordinary credit risk as a result of this policy.

        Torotel deposits all monies at the Bank of Blue Valley. These accounts are secured up to $250,000 by the Federal Deposit Insurance Corporation through December 31, 2013. At various times and at April 30, 2009, these cash balances exceed federally insured limits. Torotel has not experienced any losses in such accounts. Management does not believe Torotel is exposed to any significant credit risk with respect to its cash.

Fair Value of Financial Instruments

        Statement of Financial Accounting Standard No. 157 ("SFAS 157"), Fair Value Measurements, defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. SFAS 157 was effective for financial assets and liabilities on January 1, 2008. Torotel adopted SFAS 157 on May 1, 2008. In February 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. 157-2 ("FSP 157-2"), Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually, FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Torotel does not expect the adoption of FSP 157-2 to have a material effect on the consolidated financial statements. These standards did not materially affect how Torotel determines fair value, but resulted in certain additional disclosures. SFAS 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels as follows:

  •
  Level 1. Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

  •
  Level 2. Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

  •
  Level 3. Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, Torotel utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in the assessment of fair value.

        The carrying amounts of certain financial instruments, including cash, trade receivables, prepaid expenses and other current assets, trade accounts payable and accrued liabilities approximate fair value due to their short maturities. As of April 30, 2009, the amount of Torotel's long-term debt approximates fair value based on the present value of estimated future cash flows using a discount rate commensurate with a borrowing rate available to Torotel.

Treasury Stock

        Torotel utilizes the weighted average cost method in accounting for its treasury stock transactions.

Revenue Recognition

        Revenue is recognized when a fixed price contract or purchase order exists; delivery has occurred; and collection is reasonably assured. Selling terms are FOB Shipping Point so Torotel considers its products delivered once they have been shipped and title and risk of loss have been transferred. Torotel's consolidated net sales arising from contracts having deliveries scheduled over a period of more than one year for fiscal years 2009, 2008 and 2007 were approximately 23%, 24% and 23%, respectively, because of the contracts for the potted coil assembly.

Allowance for Doubtful Accounts

        Gross trade accounts receivable are offset with an allowance for doubtful accounts. The allowance for doubtful accounts is management's best estimate of the amount of probable credit losses in Torotel's existing accounts receivable. Management reviews the allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectibility. Account balances are charged against the allowance when placed for collection. Recoveries of receivables previously written off are recorded when received. The majority of the customer accounts are considered past due after the invoice becomes older than the customer's credit terms. Interest is not charged on past due accounts. The allowance for doubtful accounts as of April 30, 2009, 2008 and 2007 was $6,000, $7,000 and $9,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

        Inventories are stated at the lower of cost or market. Cost is determined using a moving average cost method of valuation that currently and historically approximates the first-in, first-out method. Torotel's industry is characterized by short-term customer commitments and changes in demand, as well as other market considerations. Provisions for obsolete and excess inventory are based on reviews of inventory usage, quantities on hand and latest product demand information from customers. Inventories are reviewed in detail utilizing a 12-month time horizon. Individual part numbers that have not had any usage in a 12-month time period are categorized as obsolete; individual part numbers having more than a 12-month supply based on the current year's usage are categorized as excess. Once specific inventory has been identified as excess or obsolete, the cost of the identified inventory is fully reserved and the cost of the inventory is not recovered until it is sold. The reserve balance is analyzed for adequacy along with the inventory review each quarter.

Property, Plant and Equipment

        Property, plant and equipment are carried at cost. Depreciation and amortization are provided in amounts sufficient to relate the costs of depreciable assets to operations primarily using the straight-line method over estimated useful lives of three to five years for equipment and ten to twenty years for buildings and improvements.

Intangible Assets

        The intangible assets acquired in the purchase of Electronika are accounted for under Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets. SFAS 142 requires that intangible assets be amortized over their useful life and tested for impairment annually (see Note O of Notes to Consolidated Financial Statements).

Cash Flows

        For purposes of the statements of cash flows, Torotel considers all short-term investments purchased with original maturity dates of three months or less to be cash equivalents.

Advertising Costs

        Advertising costs are expensed as incurred. For the years ended April 30, 2009, 2008 and 2007, advertising costs were $14,000, $10,000 and $23,000, respectively.

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

Adjustment to Accumulated Deficit

        In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 ("SAB 108"), Financial Statements—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. This Bulletin provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated and should be restated. SAB 108 became effective for fiscal years ending after November 15, 2006. Historically, Torotel evaluated unrecorded differences using the "roll-over" method, which focused primarily on the impact of unrecorded differences, including the reversal of prior-year unrecorded differences, on the current year consolidated statement of operations. As required by SAB 108, Torotel must now evaluate misstatements under a "dual approach" method, which requires quantification under both the "roll-over" and the "iron curtain" methods. The "iron curtain" method quantifies misstatements based on the effects of correcting the period-end consolidated balance sheet. In accordance with the transition provisions of SAB 108, Torotel recorded an aggregate adjustment of $15,000 that increased the beginning accumulated deficit as of May 1, 2006. These adjustments were considered to be immaterial to our consolidated statements of operations in prior years, under the "roll-over" method.

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

    (b)
    To reduce allowance for doubtful accounts and increase accounts receivable, net

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements

        In May 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 165 ("SFAS 165"), Subsequent Events. SFAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. As a result, Torotel will adopt this standard in its first quarter of fiscal year 2010. Torotel does not believe the adoption of SFAS 165 will have a material effect on its results of operations, financial position and cash flow.

        In June 2009, the FASB issued Statement of Financial Accounting Standard No. 166 ("SFAS 166"), Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. SFAS 166 must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. Torotel will adopt SFAS 166 on May 1, 2010. Torotel does not believe the adoption of SFAS 166 will have a material effect on its results of operations, financial position and cash flow.

        In June 2009, the FASB issued Statement of Financial Accounting Standard No. 167 ("SFAS 167"), Amendments to FASB Interpretation No. 46(R). SFAS 167 improves financial reporting by enterprises involved with variable interest entities. The FASB undertook this project to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise's involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Torotel will adopt SFAS 167 on May 1, 2010. Torotel does not believe the adoption of SFAS 167 will have a material effect on its results of operations, financial position and cash flow.

        In June 2009, the FASB issued Statement of Financial Accounting Standard No. 168 ("SFAS 168"), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 168 identifies the FASB Accounting Standards Codification ("Codification") as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SFAS 168 will officially launch on July 1, 2009, and is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Torotel will adopt SFAS 168 on August 1, 2009.

NOTE B—INVENTORIES

        The following table summarizes the components of inventories as of April 30 of each year:

	2009	2008	2007
Raw materials	$567,000	$319,000	$249,000
Work in process	141,000	173,000	135,000
Finished goods	114,000	59,000	51,000

	$822,000	$551,000	$435,000

NOTE C—FINANCING AGREEMENTS

        Torotel Products has mortgage debt with the Bank of Blue Valley located in Overland Park, Kansas. Under the terms of the financing, the outstanding balance bears interest at a fixed rate of 8.0% per annum. The note requires monthly principal and interest payments of $9,947. The note, which is guaranteed by Torotel, Inc. and Electronika, Inc., has a maturity date of June 25, 2011, may be prepaid without penalty and is collateralized by substantially all assets of Torotel. As of April 30, 2009, the outstanding balance was $647,000. On June 1, 2009, Torotel Products refinanced this mortgage debt with the Bank of Blue Valley. Under the terms of the refinancing, the outstanding balance now bears interest at a fixed rate of 6.5% per annum and requires monthly principal and interest payments of $9,543. The note, which is guaranteed by Torotel, Inc. and Electronika, Inc., has a maturity date of May 25, 2014, may be prepaid without penalty and is collateralized by substantially all assets of Torotel.

        On September 30, 2008, Torotel Products renewed its revolving credit agreement with Bank of Blue Valley, increasing this line of credit from $200,000 to $500,000. Advances under the credit line are limited to 75% of eligible billed receivables. The revolving line is collateralized by the land and buildings in Olathe, Kansas. Under the terms of the agreement, the outstanding balance of the revolving line bears interest at 1.00% over the bank's corporate base rate with an interest rate floor of 6.00% and has a maturity date of September 30, 2009. As of April 30, 2009, the effective borrowing rate was 6.00% and the entire credit line was available.

        Information concerning Torotel's long-term indebtedness as of April 30 of each year is as follows:

	2009	2008	2007
Note payable to Bank of Blue Valley, maturing May 2014	$647,000	$711,000	$769,000
Capital lease obligation, maturing May 2011 (see Note E)	19,000	—	—

	666,000	711,000	769,000
Less: Current maturities	78,000	64,000	58,000

	$588,000	$647,000	$711,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE C—FINANCING AGREEMENTS (Continued)

        The amount of long-term debt maturing in each of the next five years, as a result of the debt refinancing occurring subsequent to April 30, 2009, is as follows:

Year Ending April 30,	Amount
2010	$83,000
2011	89,000
2012	85,000
2013	90,000
2014	96,000
Thereafter	223,000

$666,000

NOTE D—INCOME TAXES

        The provision for income taxes reflected in the consolidated statements of operations differs from the amounts computed at the federal statutory tax rates. The principal differences between the statutory income tax expense and the effective provision for income taxes are summarized as follows:

	2009	2008	2007
Computed tax expense (benefit) at statutory rates	$104,000	$47,000	$(66,000)
Utilization of net operating loss carryforwards	(104,000)	(47,000)	66,000
Increase (decrease) in deferred tax assets	139,000	78,000	(37,000)
Decrease (increase) in valuation allowance	(139,000)	(78,000)	37,000

	$—	$—	$—

        Torotel has available as benefits to reduce future income taxes, subject to applicable limitations, the following estimated net operating loss ("NOL") carryforwards:

Year of Expiration	NOL Carryforwards
2010	$633,000
2011	319,000
2012	327,000
2013	801,000
2019	2,268,000
2022	32,000
2023	1,000
2024	77,000
2026	253,000
2027	217,000

$4,928,000

        The difference between the financial and tax bases of assets and liabilities are determined quarterly. Deferred income taxes and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE D—INCOME TAXES (Continued)

deferred tax asset to the amount that will, more likely than not, be realized. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets or liabilities. The following table summarizes the components of the net deferred tax asset:

	2009	2008	2007
Net operating loss carryforwards	$1,560,000	$1,692,000	$1,730,000
Inventory valuation reserve	104,000	116,000	118,000
Amortization and impairment of intangibles	361,000	382,000	402,000
Loss on equity and impairment in investee	349,000	349,000	349,000
Tax credit carryforwards	19,000	19,000	19,000
Other	91,000	31,000	49,000

	2,484,000	2,589,000	2,667,000
Less: valuation allowance	2,484,000	2,589,000	2,667,000

	$—	$—	$—

        Effective May 1, 2007, Torotel adopted the provisions of FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS No. 109, which clarified the accounting for uncertainty in tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It is management's responsibility to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Based on a third-party review of prior year federal and state tax returns, Torotel had no unrecognized tax benefits as of the date of adoption, the income tax positions taken or expected to be taken for the open tax years are appropriately stated and supported for all open years, and the adoption of FIN 48 did not have a material effect on Torotel's consolidated financial statements. As of April 30, 2009, the federal tax returns for the fiscal years ended 2005 through 2009 will remain open to audit until the statute of limitations closes for the years in which the net operating losses are utilized. Torotel would recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense. At the adoption date of May 1, 2007, and as of April 30, 2009, Torotel recorded no accrued interest or penalties related to uncertain tax positions. Management expects no significant change in the amount of unrecognized tax benefit, accrued interest or penalties within the next twelve months.

NOTE E—COMMITMENTS AND CONTINGENCIES

        Torotel is a party to three operating leases, which include a single lease for a digital copier and a digital color copier with a fax and two leases for automobiles. In June 2008, Torotel entered into a lease financing arrangement for a 9-inch gear head toroidal winding machine. The aggregate initial capitalized cost of this equipment was $27,000 with an interest rate of 8.93% implicit in the lease

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE E—COMMITMENTS AND CONTINGENCIES (Continued)

agreement. This lease is presented in the accompanying consolidated financial statements as a capital lease. All four leases are non-cancellable. Future minimum lease payments are as follows:

Year Ending April 30,	Capital Lease	Operating Leases
2010	$10,000	$29,000
2011	10,000	17,000
2012	1,000	1,000

	$21,000	$47,000

        The future minimum capital lease payments of $21,000 include amounts representing interest of $2,000 which results in a present value of $19,000 for net minimum capital lease payments (see Note C of Notes to Consolidated Financial Statements). The equipment recorded under the capital lease amounted to $23,000, net of accumulated depreciation of $4,000 as of April 30, 2009.

        Total rent expense for all operating leases for the years ended April 30, 2009, 2008 and 2007, was $34,000, $35,000 and $48,000, respectively.

NOTE F—EMPLOYEE INCENTIVE PLANS

Short-term Cash Incentive Plan

        The Short-term Cash Incentive Plan ("STIP") became effective for fiscal year 2008. The purpose of the STIP is to promote the long-term financial performance of Torotel by providing all key employees with the opportunity to earn cash awards for accomplishing annual goals for Return on Capital Employed ("ROCE") as defined in the Plan, which was filed as Exhibit 10.8 of Form 10-KSB for the fiscal year ended April 30, 2007, and is herein incorporated by reference. There were no awards for the years ended April 30, 2009 and 2008.

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

  Stock Award Plan

        The Stock Award Plan ("SAP"), which did not require shareholder approval, provides key employees the opportunity to acquire common stock of Torotel pursuant to awards earned for accomplishing goals that promote the long-term financial performance of Torotel. Under the terms of the SAP, stock awards are in the form of restricted stock having a five (5) year restriction period, which shall lapse, based on certain conditions as outlined in the SAP. All stock awards are represented by a Restricted Stock Agreement, which afford the grantees all of the rights of a stockholder with respect to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE F—EMPLOYEE INCENTIVE PLANS (Continued)

the award shares, including the right to vote such shares and to receive dividends and other distributions payable with respect to such shares since the Date of Award.

  Long-term Cash Incentive Plan

        The Long-term Cash Incentive Plan ("LTCIP") provides key employees with the opportunity to earn cash awards for accomplishing annual goals based on predetermined targets for average annual sales and earnings growth, ROCE and debt to equity. Under the terms of the LTCIP, awards will not be paid if Torotel's performance on any LTCIP metric is less than the threshold level of performance defined for that LTCIP metric. There were no awards for the years ended April 30, 2009 and 2008.

Employee Stock Option Plan

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

        The fair value of the options granted was estimated on the date of grant using the Black-Scholes options-pricing model. The fair value of the incentive stock options was determined using the following weighted average assumptions: no dividend payments over the life of the options; expected volatility of 551.0%; risk-free interest rate of 3.50%; and expected life of five years.

        Stock option transactions under this Plan for each period are summarized as follows:

	2007
	Shares Under Option	Weighted Average Exercise Price
Outstanding at beginning of year	40,000	$.37
Granted	—	—
Exercised	(40,000)	.37
Forfeited	—	—

Outstanding at end of year	—	—

        The total aggregate intrinsic value of the 40,000 shares exercised was $2,400. These 40,000 shares were released from treasury at the time of exercise.

401(k) Retirement Plan

        Torotel has a 401(k) Retirement Plan for Torotel Products' employees. Employer contributions to the Plan are at the discretion of the Board of Directors. Employer contributions to the Plan for the years ended April 30, 2009, 2008 and 2007 were $6,000 in each year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        The Restricted Stock Agreements with Benjamin E. Ames, Jr. were terminated in April 2009 and the unearned cost of $54,000 was recognized in fiscal 2009. These agreements, dated July 31, 2006 and August 7, 2007, represented 190,000 non-vested common shares of Torotel. Pursuant to the terms of the agreement dated July 31, 2006, 40,000 shares were released from the restrictions on transfer on July 31, 2007 and 2008. Mr. Ames is now employed by Torotel Products under a new compensation arrangement and with different job responsibilities.

        Torotel presently has Restricted Stock Agreements with 10 key employees pursuant to the Stock Award Plan ("SAP"). The SAP provides key employees the opportunity to acquire common stock of Torotel pursuant to awards earned for accomplishing goals that promote the long-term financial performance of Torotel. Under the terms of the SAP, which was filed as Exhibit 10.9 of Form 10-KSB for the fiscal year ended April 30, 2007, the restricted stock awards have a five (5) year restriction period, which shall lapse based on certain conditions as outlined in the SAP. The Restricted Stock Agreements afford the grantees all of the rights of a stockholder with respect to the award shares, including the right to vote such shares and to receive dividends and other distributions payable with respect to such shares since the Date of Award. Upon issuance of the restricted stock, the aggregate number of shares issued is credited to common stock at $.01 par value per share and the excess of the market price of the common stock on the date of issuance over the par value is credited to capital in excess of par value. The restricted shares are treated as non-vested stock pursuant to SFAS 123(R); accordingly, the fair value of the restricted stock at the date of award is offset against capital in excess of par value in the accompanying consolidated balance sheets under stockholders' equity.

        As of April 30, 2009, the aggregate amount of the existing restricted stock awards was 434,910 shares. Under the terms of each agreement, the non-vested shares are restricted as to disposition and subject to forfeiture under certain circumstances. The agreements provide the employee with all voting rights with respect to the restricted shares. The agreements further provide, subject to certain conditions, that if prior to all of the restricted shares having been released, Torotel undergoes a change in control, then all of the restricted shares shall be released and no longer subject to restrictions under the agreements. Stock compensation cost of $11,000 for the existing restricted stock awards will be recorded per quarter during the remaining five-year vesting period provided the financial performance metrics as outlined in the SAP are likely to be attained.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE G—RESTRICTED STOCK AGREEMENTS (Continued)

        Total stock compensation cost for the years ended April 30, 2009, 2008 and 2007, was $122,000, $86,000 and $10,000, respectively. Restricted stock activity for each period through April 30 is summarized as follows:

	2009		2008		2007
	Restricted Shares Under Option	Weighted Average Grant Price	Restricted Shares Under Option	Weighted Average Grant Price	Restricted Shares Under Option	Weighted Average Grant Price
Outstanding at beginning of period	686,750	$.453	225,000	$.317	—	—
Granted	—	—	575,750	$.500	225,000	$.317
Vested	(40,000)	$.300	(40,000)	$.300	—	—
Forfeited	(211,840)	$.387	(74,000)	$.483	—	—

Outstanding at end of period	434,910	$.500	686,750	$.453	225,000	$.317

NOTE H—STOCKHOLDERS' EQUITY

        The components of stockholders' equity as of April 30 of each year are summarized as follows:

	2009	2008	2007
Common stock, at par value	$60,000	$60,000	$54,000
Capital in excess of par value	12,472,000	12,350,000	12,270,000
Accumulated deficit	(10,473,000)	(10,776,000)	(10,941,000)

	2,059,000	1,634,000	1,383,000
Less treasury stock, at cost	90,000	90,000	90,000

	$1,969,000	$1,544,000	$1,293,000

        Torotel has 6,000,000 shares of common stock, $.01 par value, authorized and 5,666,500 shares issued and outstanding. The changes in shares of common stock outstanding as of April 30 of each year are summarized as follows:

	2009	2008	2007
Balance, May 1	5,878,340	5,376,590	5,111,590
Restricted stock activity	—	575,750	225,000
Treasury stock activity	(211,840)	(74,000)	40,000

Balance, April 30	5,666,500	5,878,340	5,376,590

NOTE I—EARNINGS PER SHARE

        Statement of Financial Accounting Standard No. 128 ("SFAS 128"), Earnings per Share, requires dual presentation of basic and diluted earnings per share ("EPS") on the face of the consolidated statements of operations. It also requires a reconciliation of the numerator and denominator used in computing basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to Accounting Principles Board ("APB") Opinion No. 15. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE I—EARNINGS PER SHARE (Continued)

resulted in the issuance of common stock that then shared in the earnings of the entity. The 434,910 shares issued pursuant to the Restricted Stock Agreements (see Note G of Notes to Consolidated Financial Statements) meet the definition of contingently issuable shares as outlined in SFAS 128; as a result, these shares will not be included in the basic EPS calculation until the performance measurements have been satisfied. The restricted shares will be treated as a common stock equivalent for the diluted EPS calculation.

        Pursuant to SFAS 128, the basic and diluted earnings per common share were computed as follows:

	2009	2008	2007
Earnings (loss) before cumulative effect	$303,000	$165,000	$(260,000)
Cumulative effect	—	—	8,000

Net earnings (loss)	$303,000	$165,000	$(252,000)

Weighted average common shares outstanding for basic EPS	5,221,618	5,181,644	5,133,837
Incremental shares for effect of restricted stock	639,293	578,724	—

Weighted average common shares outstanding for dilutive EPS	5,860,911	5,760,368	5,133,837

Basic earnings (loss) per share:
Before cumulative effect	$.06	$.03	$(.04)
Cumulative effect	—	—	—

	$.06	$.03	$(.04)

Diluted earnings (loss) per share:
Before cumulative effect	$.05	$.03	$(.04)
Cumulative effect	—	—	—

	$.05	$.03	$(.04)

        No incremental shares are included in the 2007 EPS calculations for the 40,000 shares under option exercised during the year or the 225,000 shares of restricted stock since the effect would be anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE J—ACCRUED LIABILITIES

        Accrued liabilities as of April 30 of each year consist of the following:

	2009	2008	2007
Employee related expenses:
Accrued payroll	$60,000	$70,000	$94,000
Deferred compensation	17,000	45,000	24,000
Other	37,000	9,000	19,000

	114,000	124,000	137,000

Other, including interest:
Warranty reserve	$63,000	$25,000	$31,000
Real estate taxes	26,000	25,000	25,000
Other	8,000	12,000	9,000

	97,000	62,000	65,000

	$211,000	$186,000	$202,000

NOTE K—INFORMATION ABOUT MAJOR CUSTOMERS

        For the year ended April 30, 2009, sales to two major customers accounted for 28% and 11% of consolidated net sales. For the year ended April 30, 2008, sales to two major customers accounted for 27% and 10% of consolidated net sales. For the year ended April 30, 2007, sales to two major customers accounted for 28% and 12% of consolidated net sales.

NOTE L—STOCK APPRECIATION RIGHTS

        The board of directors of Torotel approved the Directors Stock Appreciation Rights Plan (the "Plan") for non-employee directors in September 2004. Each stock appreciation right ("SAR") is equal to one share of common stock of Torotel, and the aggregate number of SARs that may be granted under the Plan shall not exceed 500,000. The effective date of the Plan is October 1, 2004, and the Plan has a term of ten (10) years. The SARs are now accounted for under SFAS No. 123(R), Accounting for Stock-Based Compensation.

        Pursuant to the Plan, 20,000 SARs were granted on the effective date to each of the three current non-employee directors serving at that time. The initial price at which each SAR was granted was $.35, which equaled the market price of Torotel's common stock on the date of grant. Accordingly, no compensation cost was recognized at the time of grant in accordance with APB Opinion No. 25, prior to the adoption of SFAS No. 123(R) on May 1, 2006.

        SARs shall automatically be granted in the future as follows: (1) each person who is elected as a director, who was not a director on the effective date of the Plan, shall be granted 10,000 SARs on the date such person is elected a director; and (2) on each May 1 following the effective date during the term of the Plan, each person serving as a director on such date shall be granted 10,000 SARs. After the initial grant, the price at which each SAR is granted shall be the average of the closing price of Torotel's common stock for the ten consecutive days immediately preceding the date of grant. Upon exercise of a SAR, Torotel will pay the grantee an amount (the "Spread") equal to the excess of the Exercise Price over the SAR grant price multiplied by the number of shares being exercised. The Exercise Price shall be the average of the closing price of Torotel's common stock for the ten consecutive days immediately preceding the notice of exercise. For any payments that exceed $10,000,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE L—STOCK APPRECIATION RIGHTS (Continued)

Torotel has the option to make quarterly payments over three years with interest payable quarterly at the prime rate of Torotel's primary bank.

        Each SAR granted hereunder may be exercised to the extent that the Grantee is vested in such SAR. The SARs will vest according to the following schedule:

Number of Years the Grantee has remained a Torotel director following the Date of Grant	Shares represented by a SAR in which a Grantee is Vested
Under one	0%
At least one but less than two	33%
At least two but less than three	67%
Three or more	100%

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

        In accordance with SFAS 123(R), compensation expense is recognized over the vesting period based upon the estimated fair value of the SARs pursuant to the terms of the Plan using the Black-Scholes options-pricing model as of the end of each financial reporting period. As of April 30, 2007, the fair value of the SARs was determined using the following assumptions: no dividend payments over the life of the SARs since Torotel has not issued any form of dividend since 1985; an expected volatility of 174.8% based on Torotel's historical volatility using the weekly closing price over the past 4.25 years; a risk-free interest rate of 4.50%; and an expected life of 4.25 years based on the length of service estimated to be served. As of April 30, 2008, the fair value of the SARs was determined using the following assumptions: no dividend payments over the life of the SARs since Torotel has not issued any form of dividend since 1985, an expected volatility of 178.1% based on Torotel's historical volatility using the weekly closing price over the past 3.25 years, a risk-free interest rate of 3.00%; and an expected life of 3.25 years based on the length of service estimated to be served. As of April 30, 2009, the fair value of the SARs was determined using the following assumptions: no dividend payments over the life of the SARs since Torotel has not issued any form of dividend since 1985; an expected volatility of 130.6% based on Torotel's historical volatility using the weekly closing price over the past 3.00 years; a risk-free interest rate of 2.00%; and an expected life of 3.00 years based on the length of service

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE L—STOCK APPRECIATION RIGHTS (Continued)

estimated to be served. Based on these assumptions, the fair value prices per share of the outstanding SARs as of April 30, 2009, are summarized as follows:

Grant Date	SARs Under Option	Exercise Price	Fair Value Price	% Vested	Aggregate Vested Fair Value	Aggregate Intrinsic Value
October 1, 2004	60,000	$.350	$.141	100%	$9,000	$—
May 1, 2005	30,000	$.302	$.146	100%	$4,000	$—
May 1, 2006	30,000	$.695	$.119	67%	$2,000	$—
May 1, 2007	30,000	$.500	$.130	33%	$1,000	$—
June 4, 2007	10,000	$.412	$.137	33%	$1,000	$—
May 1, 2008	40,000	$.550	$.127	0%	$—	$—

        The vested portion represents 123,300 SARs. As of April 30, 2009, the total aggregate intrinsic value of these exercisable SARs was zero.

        SARs transactions for each period though April 30 are summarized as follows:

	2009			2008			2007
	SARs Under Option	Weighted Average Grant Price		SARs Under Option	Weighted Average Grant Price		SARs Under Option	Weighted Average Grant Price
Outstanding at beginning of period	160,000		$.438	120,000		$.424	90,000		$.334
Granted	40,000		$.550	40,000		$.478	30,000		$.695
Exercised	—		—	—		—	—		—
Forfeited	—		—	—		—	—		—

Outstanding at end of period	200,000		$.460	160,000		$.438	120,000		$.424

SARs exercisable at end of period	123,300	$	..408	90,000	$	..378	50,100	$	..341
Weighted average fair value of SARs granted during the period			$.127			$.497			$.462

        The following information applies to SARs outstanding for each period through April 30:

	2009	2008	2007
Number outstanding	200,000	160,000	120,000
Range of grant prices	$.302–$.695	$.302–$.695	$.302–$.695
Weighted average grant price	$.460	$.438	$.424
Weighted average contractual life remaining	6.98 yrs.	7.47 yrs.	7.96 yrs.

        Total compensation expense for the outstanding SARs for the years ended April 30, 2009, 2008 and 2007, was a credit of $29,000, an expense of $22,000 and a credit of $9,000 (which included an $8,000 credit for the cumulative effect of adopting SFAS No. 123(R)), respectively. As of April 30, 2009, there was $10,000 of total unrecognized compensation expense related to non-vested SARs granted under the Plan. This cost is expected to be recognized over a weighted average period of .60 years. The liability for SARs on the consolidated balance sheets as of April 30, 2009, 2008 and 2007 was $17,000, $46,000 and $24,000, respectively.

NOTE M—AGREEMENTS WITH RELATED PARTY

        Electronika's requirements for the ballast transformers are outsourced pursuant to a Manufacturing Agreement with Magnetika, a corporation owned by the Caloyeras family. Under the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE M—AGREEMENTS WITH RELATED PARTY (Continued)

terms of the agreement, Magnetika provides all necessary raw material, labor, testing, packaging and related services required to complete the manufacture, delivery and sale of the ballast transformers, and Electronika is obligated to order all of its ballast transformer requirements exclusively from Magnetika. Electronika retains ownership of all designs, drawings, specifications and intellectual property rights associated with the ballast transformers. In exchange for the services provided to Electronika under the Manufacturing Agreement, Magnetika receives 40 percent of the net sales price of all ballast transformers sold by Electronika, plus a $2,500 per month management fee for processing all quotations and orders. Effective with the beginning of fiscal 2008, per the terms of the Manufacturing Agreement, the monthly management fee has been eliminated because of Electronika's lower sales volume. The Manufacturing Agreement continues in effect until April 1, 2012. In the fiscal year ended April 30, 2009, Electronika incurred costs of $52,000 for goods purchased on trade terms of net 20 days pursuant to the Manufacturing Agreement. Of the amount purchased, $3,000 was due and payable as of April 30, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE N—RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS FOR
                                             FISCAL YEAR 2007

        On March 30, 2009, Torotel filed a Form 8-K stating that the consolidated financial statements for the fiscal year ended April 30, 2007 should no longer be relied upon following management's completion of an evaluation of select comments made by the SEC during the course of the SEC's review of Torotel's Annual Report on Form 10-KSB for the fiscal year ended April 30, 2008, and the Form 10-Q for the quarter ended October 31, 2008. As a result, Torotel's consolidated statement of operations, consolidated statement of changes in stockholders' equity and consolidated statement of cash flows for the fiscal year ended April 30, 2007 have been restated within this Form 10-K to comply with SEC Staff Accounting Bulletin ("SAB") Topic 5:BB, Inventory Valuation Allowances, for the purpose described below.

        As disclosed in Torotel's Form 10-KSB for the fiscal year ended April 30, 2007, management installed a software update to its computer system during the fourth quarter ended April 30, 2007, that featured a new report, which in management's opinion, provided better information for evaluating obsolete and excess inventory. Based on this evaluation, an adjustment was made during the fourth quarter ended April 30, 2007, to decrease Torotel's reserve for obsolete and excess inventory by $100,000. Since management considered the adjustment to be a change in estimate, cost of goods sold for fiscal year 2007 was reduced. The SEC's accounting staff asked management to evaluate and consider ARB 43, Chapter 4, Statement 5, Inventory Pricing, and SAB Topic 5:BB, and whether the provision for obsolete and excess inventory should be applied to future periods, rather than retrospectively applied to all inventory items previously identified as obsolete. Management discussed these matters with the SEC's accounting staff, Torotel's registered public accounting firm and with Torotel's Audit Committee, and determined that the consolidated financial statements identified above contained an error that understated the net loss for fiscal 2007 and overstated the accumulated deficit as of April 30, 2006. The error occurred because the inventory reserve was not being relieved when reserved items were used in the manufacture of products sold in fiscal years' 2006 and prior. During these years, management elected not to adjust the inventory reserve as it did not have a cost-effective means of valuing the individual transactions involving the thousands of reserved inventory items. The software update discussed above now gives management this capability.

        The effect of the restatement was to record a prior period adjustment of $125,000 to decrease the beginning accumulated deficit as of April 30, 2006 to reflect the impact of the decrease in the reserve for obsolete and excess inventory on the prior years, and to flow through a $25,000 increase in the reserve for the impact on fiscal 2007. The following consolidated financial statement line items for fiscal year 2007 were affected by the restatement. The restatement did not have any effect on the consolidated balance sheet as of April 30, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE N—RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS FOR
                                             FISCAL YEAR 2007 (Continued)

Consolidated Statement of Operations

	As Restated	As Previously Reported	Effect of Restatement
Cost of goods sold	$3,367,000	$3,242,000	$(125,000)
Gross profit	1,759,000	1,884,000	(125,000)
Loss from operations	(152,000)	(27,000)	(125,000)
Loss before provision for income taxes and cumulative effect of change in accounting principle	(260,000)	(135,000)	(125,000)
Loss before cumulative effect of change in accounting principle	(260,000)	(135,000)	(125,000)
Net loss	(252,000)	(127,000)	(125,000)
Basic and diluted loss per share	$(.04)	$(.02)	$(.02)

Consolidated Statement of Cash Flows

	As Restated	As Previously Reported	Effect of Restatement
Net loss	$(252,000)	$(127,000)	$(125,000)
Increase (decrease) in cash flows from operations resulting from changes in:
Inventories	17,000	(108,000)	125,000
Net cash used in operating activities	(103,000)	(103,000)	—
Net decrease in cash	(274,000)	(274,000)	—
Cash, beginning of year	521,000	521,000	—
Cash, end of year	247,000	247,000	—

Consolidated Statement of Changes in Stockholders' Equity

	As Restated	As Previously Reported	Effect of Restatement
Accumulated Deficit as of April 30, 2006	$(10,689,000)	$(10,814,000)	$125,000
Net loss in fiscal year 2007	(252,000)	(127,000)	(125,000)
Total Stockholders' Equity as of April 30, 2007	1,293,000	1,293,000	—

NOTE O—AMORTIZATION OF INTANGIBLE ASSETS

        Since the acquisition of Electronika in 2002 primarily involved the purchase of certain technology-based intangible assets, annual reviews were performed to determine the amount of any impairment. The selling shareholders of Electronika ("the Caloyeras family") contractually guaranteed that the aggregate sales from Electronika's existing ballast designs over the first five (5) full fiscal years, specifically fiscal years 2003-2007, would be at least $2,500,000, which based on the terms of the Manufacturing Agreement with Magnetika, Inc., would result in an aggregate gross profit of $1,500,000 before any operating expenses. Actual aggregate sales during this five-year period were $1,404,000, resulting in an aggregate gross profit of $842,000. The gross profit shortfall resulted in an amount

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE O—AMORTIZATION OF INTANGIBLE ASSETS (Continued)

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

        The following table provides the adjusted gross carrying value and accumulated amortization for each major class of intangible asset based on Torotel's reassessment of previously recognized intangible assets in accordance with the adoption of SFAS 142, Goodwill and Other Intangible Assets:

		2007
	Average Amortizable Life	Gross Carrying Amount	Accumulated Amortization
Aircraft—ballasts	3	$490,000	$490,000

        The total intangible amortization expense for the year ended April 30, 2007 was $33,000. No further amortization expense will be incurred for these intangible assets.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

        The information required by Items 401 and 405 of Regulation S-K is contained in Torotel's 2009 Proxy Statement under the sections titled "Voting Securities and Principal Holders Thereof" and "Proposal One—Election to the Board of Directors", which are herein incorporated by reference.

Code of Business Conduct and Ethics

        Torotel has adopted a Code of Business Conduct and Ethics (the "Code") for directors, executive officers, and significant employees. A copy of the Code is posted on Torotel's Internet website at www.torotelproducts.com. If an amendment is made to, or a waiver granted of, a provision of the Code that applies to Torotel's principal executive officer or principal financial officer where such amendment or waiver is required to be disclosed under applicable SEC rules, Torotel intends to disclose such amendment or waiver and the reasons therefore on its Internet website at www.torotelproducts.com within four business days following any such amendment or waiver and will keep the information available on the website for at least twelve months. Following the twelve-month posting period, the information will be retained for a minimum of five years.

Audit Committee Members

        The Audit Committee of the Board of Directors is comprised of three independent directors, S. Kirk Lambright, Jr., Anthony H. Lewis and Stephen K. Swinson. The Board of Directors considers Stephen K. Swinson to be an audit committee financial expert based on his experience as a chief financial officer.

ITEM 11.    Executive Compensation

        The information required by Item 402 of Regulation S-K is contained in Torotel's 2009 Proxy Statement under the section titled "Executive Officer Compensation", which is herein incorporated by reference.

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

        Both agreements became effective June 30, 2006, and will expire on June 30, 2010; provided, however, that on June 30 of each year thereafter, the term shall be automatically extended for one additional year and shall continue in this manner until the agreement is terminated in accordance with Section 8 of the agreement. The agreements provide for minimum base monthly salaries of $12,500 and $7,500 for Messrs. Sizemore and Serrone, respectively, plus other benefits and incentive awards as determined by the Board of Directors. The agreements further provide that if a party's employment is terminated by Torotel without cause, that party will receive a lump-sum severance payment equal to one year of salary, bonus and benefits. In the event of a change of control, if a party is terminated other than for cause or if a party terminates for good reason, the party shall be entitled to receive the greater of (i) one year of salary, bonus and benefits or (ii) the total salary, bonus and benefits for the remaining then-existing term of the employment agreement. The agreements also provide for a restrictive covenant of non-competition for a period of two years following termination of employment.

        Under a new compensation arrangement with Benjamin E. Ames, Jr., Mr. Ames' base salary will be $100,000 per year until May 1, 2010, and $78,000 per year, thereafter. Mr. Ames is eligible to receive commissions ranging from 0.5% to 3.0% for sales of new assemblies and new magnetics products. Mr. Ames is also entitled to receive employee benefits provided to Torotel employees generally from time to time. Mr. Ames' employment arrangement also includes customary non-competition and non-solicitation provisions.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by Item 201(d) and Item 403 of Regulation S-K is contained in Torotel's 2009 Proxy Statement under the sections titled "Voting Securities and Principal Holders Thereof" and "Proposal One—Election to the Board of Directors", which are herein incorporated by reference.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

Employment Agreements

        Torotel has employment agreements with Dale H. Sizemore, Jr. and H. James Serrone, as described in Item 10 above. The annual value of the agreements is presently $157,000 and $122,000, respectively.

Related Transactions

        The Caloyeras family presently controls 45% of Torotel's outstanding common shares. For the year ended April 30, 2009, Electronika, a wholly-owned subsidiary of Torotel, incurred costs of $52,000 for goods purchased pursuant to a Manufacturing Agreement with Magnetika, Inc., a corporation owned by the Caloyeras family. Of the amount purchased, $3,000 was due and payable as of April 30, 2009.

ITEM 14.    Principal Accounting Fees and Services

        The information required by Item 9(e) of Schedule 14A is contained in Torotel's 2009 Proxy Statement under the section titled "Fees Paid to the Independent Accountants", which is herein incorporated by reference.

 PART IV

ITEM 15.    Exhibits, Financial Statement Schedules

(a)   Exhibits (Electronic Filing Only)

Exhibit 3.1	Articles of Incorporation (incorporated by reference to Exhibit 3 of Form 10-QSB filed with the SEC on March 13, 2000)
Exhibit 3.2	By-laws (incorporated by reference to Exhibit 3.1 of Form 8-K filed with the SEC on July 7, 2006)
Exhibit 10.1	Form of Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the SEC on July 7, 2006)
Exhibit 10.2	Manufacturing Agreement with Magnetika, Inc. (incorporated by Reference to Exhibit 8.4 of Form 8-K filed with the SEC on April 15, 2002)
Exhibit 10.3	Secured Promissory Note Payable to Caloyeras Family Partnership (incorporated by reference to Exhibit 5 of Form 8-K filed with the SEC on April 17, 2002)
Exhibit 10.4	Restricted Stock Agreement with Benjamin E. Ames, Jr. (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the SEC on August 4, 2006)
Exhibit 10.5	Restricted Stock Agreement with E. Mark Flynn (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed with the SEC on March 16, 2007)
Exhibit 10.6	Purchase Option Agreement with the Caloyeras Family Partnership (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the SEC on April 20, 2007)
Exhibit 10.7	Offset Agreement with the Caloyeras Family Partnership (incorporated by reference to Exhibit 10.2 of Form 8-K filed with the SEC on April 20, 2007)
Exhibit 10.8	Short-term Cash Incentive Plan (incorporated by reference to Exhibit 10.8 of Form 10-KSB filed with the SEC on July 30, 2007)
Exhibit 10.9	Stock Award Plan (incorporated by reference to Exhibit 10.8 of Form 10-KSB filed with the SEC on July 30, 2007)
Exhibit 10.10	Long-term Cash Incentive Plan (incorporated by reference to Exhibit 10.8 of Form 10-KSB filed with the SEC on July 30, 2007)
Exhibit 14	Code of Ethics for Directors, Executive Officers, Significant Employees (incorporated by reference to Exhibit 14 of Form 10-KSB filed with the SEC on February 16, 2005)
Exhibit 16	Letter re change in certifying accountant (incorporated by reference to Exhibit 16.1 of Form 8-K filed with the SEC on September 2, 2005)
Exhibit 21	Subsidiaries of the Registrant
Exhibit 31.1	Officer Certification
Exhibit 31.2	Officer Certification
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                              Torotel, Inc.
                                                                                              (registrant)

By:	/s/ DALE H. SIZEMORE, JR. Dale H. Sizemore, Jr. Chief Executive Officer Date: July 29, 2009	By:	/s/ H. JAMES SERRONE H. James Serrone Chief Financial Officer Date: July 29, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ DALE H. SIZEMORE, JR. Dale H. Sizemore, Jr. Chairman of the Board, President, Chief Executive Officer and Director Date: July 29, 2009	By:	/s/ ANTHONY L. LEWIS Anthony L. Lewis Director Date: July 29, 2009
By:	/s/ RICHARD A. SIZEMORE Richard A. Sizemore Director Date: July 29, 2009	By:	/s/ STEPHEN K. SWINSON Stephen K. Swinson Director Date: July 29, 2009
By:	/s/ H. JAMES SERRONE H. James Serrone Vice President of Finance, Chief Financial Officer, Secretary and Director Date: July 29, 2009	By:	/s/ S. KIRK LAMBRIGHT, JR. S. Kirk Lambright, Jr. Director Date: July 29, 2009