Form 10-Q
period 2009-07-31
TOROTEL INC
filed 2009-09-14
CIK 98752

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

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

(913) 747-6111

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934.)  Yes  ☐  No  ☒

As of September 10, 2009, there were 5,916,500 shares of Common Stock, $.01 par value, outstanding.

TOROTEL, INC. AND SUBSIDIARIES

PART I.     FINANCIAL INFORMATION

Item 1.       Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	As of	As of
	July 31,	April 30,
	2009	2009
ASSETS

Current assets:
Cash	$520,000	$656,000
Trade receivables, net	588,000	559,000
Inventories, net	799,000	822,000
Prepaid expenses and other current assets	72,000	19,000
	1,979,000	2,056,000

Property, plant and equipment, net	975,000	970,000

	$2,954,000	$3,026,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$91,000	$78,000
Trade accounts payable	295,000	180,000
Accrued liabilities	121,000	211,000
	507,000	469,000

Long-term debt, less current maturities	576,000	588,000

Stockholders’ equity	1,871,000	1,969,000

	$2,954,000	$3,026,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	July 31,	July 31,
	2009	2008
Net sales	$1,537,000	$1,971,000
Cost of goods sold	984,000	1,212,000

Gross profit	553,000	759,000

Operating expenses:
Engineering	92,000	98,000
Selling, general and administrative	558,000	505,000
	650,000	603,000

Earnings (loss) from operations	(97,000)	156,000

Other expense:
Interest expense	12,000	14,000
Other, net	—	1,000

	12,000	15,000

Earnings (loss) before provision for income taxes	(109,000)	141,000

Provision for income taxes	—	—

Net earnings (loss)	$(109,000)	$141,000

Basic earnings (loss) per share	$(.02)	$.03

Diluted earnings (loss) per share	$(.02)	$.02

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	July 31,	July 31,
	2009	2008
Cash flows from operating activities:
Net earnings (loss)	$(109,000)	$141,000
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Loss on disposal of assets	—	1,000
Stock compensation earned	11,000	16,000
Depreciation	25,000	25,000
Change in value of stock appreciation rights	9,000	(3,000)
Increase (decrease) in cash flows from operations resulting from changes in:
Trade receivables	(29,000)	(126,000)
Inventories	23,000	(207,000)
Prepaid expenses and other assets	(53,000)	(45,000)
Trade accounts payable	115,000	193,000
Accrued liabilities	(99,000)	81,000

Net cash provided by (used in) operating activities	(107,000)	76,000

Cash flows from investing activities:
Capital expenditures	(30,000)	(20,000)

Net cash used in investing activities	(30,000)	(20,000)

Cash flows from financing activities:
Proceeds from long-term debt	21,000	—
Principal payments on long-term debt	(18,000)	(16,000)
Payments on capital lease obligations	(2,000)	(1,000)

Net cash provided by (used in) financing activities	1,000	(17,000)

Net increase (decrease) in cash	(136,000)	39,000
Cash, beginning of period	656,000	410,000

Cash, end of period	$520,000	$449,000

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$12,000	$16,000
Income taxes payable	$—	$—

Non-cash investing and financing activities:
Capital expenditure	$—	$(27,000)
Proceeds from capital lease	$—	$27,000

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 1 — Nature of Operations

Torotel, Inc. (“Torotel”) conducts business through two wholly owned subsidiaries, Torotel Products, Inc. (“Torotel Products”) and Electronika, Inc. (“Electronika”).  Torotel specializes in the custom design and manufacture of a wide variety of precision magnetic components, consisting of transformers, inductors, reactors, chokes and toroidal coils, for use in commercial, industrial and military electronics.  Torotel also designs and distributes ballast transformers for the airline industry.  Approximately 98% of Torotel’s sales during the first three months of fiscal 2010 have been derived from domestic customers.

Note 2 — Basis of Presentation

The consolidated condensed balance sheet as of April 30, 2009, which has been derived from audited financial statements, is accompanied by the unaudited interim consolidated condensed financial statements, which reflect the normal recurring adjustments that in the opinion of management are necessary to present fairly Torotel’s financial position at July 31, 2009, and the results of operations for the three months ended July 31, 2009.

The unaudited interim consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although management believes the disclosures made are adequate to make the information not misleading.

The financial statements contained herein should be read in conjunction with Torotel’s financial statements and related notes filed on Form 10-K for the year ended April 30, 2009.

Note 3 — Inventories

The components of inventories are summarized as follows:

	July 31,	April 30,
	2009	2009
Raw materials	$498,000	$567,000
Work in process	178,000	141,000
Finished goods	123,000	114,000
	$799,000	$822,000

Note 4 — Income Taxes

As of July 31, 2009, the federal tax returns for the fiscal years ended 2005 through 2009 will remain open to audit until the statute of limitations closes for the years in which the net operating losses are utilized.  Torotel would recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.  As of July 31, 2009, Torotel recorded no accrued interest or penalties related to uncertain tax positions.  Management expects no significant change in the amount of unrecognized tax benefit, accrued interest or penalties within the next twelve months.

Note 5 — Financing Agreements

On June 1, 2009, Torotel Products refinanced its mortgage debt with the Bank of Blue Valley.  Under the terms of the refinancing, the outstanding balance bears interest at a fixed rate of 6.5% per annum and requires monthly principal and interest payments of $9,543.  The note, which is guaranteed by Torotel, Inc. and Electronika, Inc., has a maturity date of May 25, 2014, may be prepaid without penalty and is collateralized by substantially all assets of Torotel.

Note 6 — Restricted Stock Agreements

Restricted Stock Agreements are authorized by the Compensation and Nominating Committee (“Committee”) and the Board of Directors of Torotel.  The Committee and the Board have determined that the interests of Torotel and its stockholders will be promoted by hiring talented individuals and, to induce such individuals to accept employment with Torotel, the Committee and the Board believe a key component of such individuals’ compensation should be granting equity ownership opportunities based upon the acceptance of employment and the continuing employment of such individual, subject to certain conditions and restrictions.  The Restricted Stock Agreements afford the grantees all of the rights of a stockholder with respect to the award shares, including the right to vote such shares and to receive dividends and other distributions payable with respect to such shares since the Date of Award.  Under the terms of each agreement, the non-vested shares are restricted as to disposition and subject to forfeiture under certain circumstances.  The agreements further provide, subject to certain conditions, that if prior to all of the restricted shares having been released, Torotel undergoes a change in control, then all of the restricted shares shall be released and no longer subject to restrictions under the agreements.  Upon issuance of the restricted stock, the aggregate number of shares issued is credited to common stock at $.01 par value per share and the excess of the market price of the common stock on the date of issuance over the par value is credited to capital in excess of par value.  The restricted shares are treated as non-vested stock pursuant to SFAS 123(R); accordingly, the fair value of the restricted stock at the date of award is offset against capital in excess of par value in the accompanying consolidated balance sheets under stockholders’ equity.

Torotel presently has Restricted Stock Agreements with 10 key employees pursuant to the Stock Award Plan (“SAP”).  The SAP provides key employees the opportunity to acquire common stock of Torotel pursuant to awards earned for accomplishing goals that promote the long-term financial performance of Torotel.  Under the terms of the SAP, which was filed as Exhibit 10.9 of Form 10-KSB for the fiscal year ended April 30, 2007, the restricted stock awards have a five (5) year restriction period, which shall lapse based on certain conditions as outlined in the SAP.  As of July 31, 2009, the aggregate amount of the existing restricted stock awards was 434,910 shares.  Stock compensation cost of $11,000 for the existing restricted stock awards will be recorded per quarter during the remaining five-year vesting period provided the financial performance metrics as outlined in the SAP are likely to be attained.

Total stock compensation cost for the three months ended July 31, 2009 and 2008 was $11,000 and $16,000, respectively.  Restricted stock activity for each three month period through July 31 is summarized as follows:

	2009		2008
	Restricted	Weighted	Restricted	Weighted
	Shares	Average	Shares	Average
	Under	Grant	Under	Grant
	Option	Price	Option	Price
Outstanding at May 1	434,910	$.500	686,750	$.453
Granted	—	—	—	—
Vested	—	—	(40,000)	$.300
Forfeited	—	—	—	—
Outstanding at July 31	434,910	$.500	646,750	$.463

On September 2, 2009, Torotel entered into Restricted Stock Agreements with two (2) key employees (Messrs. Sizemore and Serrone) pursuant to the SAP.  The aggregate amount of the restricted stock awards was 250,000 shares of common stock, $.01 par value per share.  Based on the market price of $.27 for Torotel’s common stock as of September 2, 2009, the fair value of the restricted stock at the date of award was $67,500.  Going forward, stock compensation cost of $3,375 will be recorded per quarter during the five-year vesting period provided the financial performance metrics as outlined in the SAP are likely to be attained.

Note 7 — Stockholders’ Equity

The components of stockholders’ equity are summarized as follows:

	July 31,	April 30,
	2009	2009
Common stock, at par value	$60,000	$60,000
Capital in excess of par value	12,483,000	12,472,000
Accumulated deficit	(10,582,000)	(10,473,000)
	1,961,000	2,059,000
Less treasury stock, at cost	90,000	90,000
	$1,871,000	$1,969,000

Torotel has 6,000,000 shares of common stock, $.01 par value, authorized and 5,666,500 shares issued and outstanding.  The changes in shares of common stock outstanding as of July 31 of each period are summarized as follows:

	2009	2008
Balance, May 1	5,666,500	5,878,340
Restricted stock activity	—	—
Treasury stock activity	—	—

Balance, July 31	5,666,500	5,878,340

Note 8 — Earnings Per Share

Statement of Financial Accounting Standard No. 128 (“SFAS 128”), Earnings per Share, requires dual presentation of basic and diluted earnings per share (“EPS”) on the face of the consolidated statements of operations.  It also requires a reconciliation of the numerator and denominator used in computing basic and diluted EPS.  Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS is computed similarly to fully diluted EPS pursuant to Accounting Principles Board (“APB”) Opinion No. 15.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  The 434,910 shares issued pursuant to the Restricted Stock Agreements (see Note 6 of Notes to Consolidated Condensed Financial Statements) meet the definition of contingently issuable shares as outlined in SFAS 128; as a result, these shares will not be included in the basic EPS calculation until the performance measurements have been satisfied.  The restricted shares will be treated as a common stock equivalent for the diluted EPS calculation.

Pursuant to SFAS 128, the basic and diluted earnings per common share were computed as follows:

Year-to-Date EPS Calculations

	2009	2008
Net earnings (loss)	$(109,000)	$141,000

Weighted average common shares outstanding for basic EPS	5,231,590	5,192,025
Incremental shares for effect of restricted stock	—	686,315
Weighted average common shares outstanding for dilutive EPS	5,231,590	5,878,340

Basic earnings (loss) per share	$(.02)	$.03
Diluted earnings (loss) per share	$(.02)	$.02

No incremental shares are included in the 2009 EPS calculations for the 434,910 shares of restricted common stock since the effect would be anti-dilutive.

Note 9 — Stock Appreciation Rights

The board of directors of Torotel approved the Directors Stock Appreciation Rights Plan (the “Plan”) for non-employee directors in September 2004.  Each stock appreciation right (“SAR”) is equal to one share of common stock of Torotel, and the aggregate number of SARs that may be granted under the Plan shall not exceed 500,000.  The effective date of the Plan is October 1, 2004, and the Plan has a term of ten (10) years.  The SARs are now accounted for under SFAS No. 123(R), Accounting for Stock-Based Compensation.

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

Each SAR granted hereunder may be exercised to the extent that the grantee is vested in such SAR.  The SARs will vest according to the following schedule:

Number of Years the Grantee has remained	Shares represented
a Torotel director of the Company following	by a SAR in which
the Date of Grant	a Grantee is Vested
Under one	0%
At least one but less than two	33%
At least two but less than three	67%
Three or more	100%

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

In accordance with SFAS 123(R), compensation expense is recognized over the vesting period based upon the estimated fair value of the SARs pursuant to the terms of the Plan using the Black-Scholes options-pricing model as of the end of each financial reporting period.  As of July 31, 2008, the fair value of the SARs was determined using the following assumptions: no dividend payments over the life of the SARs since Torotel has not issued any form of dividend since 1985; an expected volatility of 175.3% based on Torotel’s historical volatility using the weekly closing price over the past three years; a risk-free interest rate of 3.50%; and an expected life of three years based on the length of service estimated to be served.  As of July 31, 2009, the fair value of the SARs was determined using the following assumptions: no dividend payments over the life of the SARs since Torotel has not issued any form of dividend since 1985; an expected volatility of 114.9% based on Torotel’s historical volatility using the weekly closing price over the past three years; a risk-free interest rate of 2.50%; and an expected life of three years based on the length of service estimated to be served.  Based on these assumptions, the fair value prices per share of the outstanding SARs as of July 31, 2009, are summarized as follows:

	SARs				Aggregate	Aggregate
	Under	Exercise	Fair Value	%	Vested	Intrinsic
Grant Date	Option	Price	Price	Vested	Fair Value	Value
October 1, 2004	60,000	$.350	$.171	100%	$10,000	$—
May 1, 2005	30,000	$.302	$.178	100%	$6,000	$—
May 1, 2006	30,000	$.695	$.139	100%	$4,000	$—
May 1, 2007	30,000	$.500	$.154	67%	$3,000	$—
June 4, 2007	10,000	$.412	$.163	67%	$1,000	$—
May 1, 2008	40,000	$.550	$.150	33%	$2,000	$—
May 1, 2009	40,000	$.208	$.192	0%	$—	$2,000

The vested portion represents 160,000 SARs.  As of July 31, 2009, the total aggregate intrinsic value of these exercisable SARs was $2,000.

SARs transactions for each three month period through July 31 are summarized as follows:

	2009		2008
		Weighted		Weighted
	SARs	Average	SARs	Average
	Under	Grant	Under	Grant
	Option	Price	Option	Price
Outstanding at May 1	200,000	$.460	160,000	$.438
Granted	40,000	$.208	40,000	$.550
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at July 31	240,000	$.418	200,000	$.460

SARs exercisable at end of period	160,000	$.444	123,300	$.408
Weighted average fair value of SARs granted during the period		$.192		$.339

The following information applies to SARs outstanding for each three month period through July 31:

	2009	2008
Number outstanding	240,000	200,000
Range of grant prices	$.208 - $.695	$.302 - $.695
Weighted average grant price	$.418	$.460
Weighted average remaining contractual life	7.23 yrs.	7.73 yrs.

Total compensation expense for the outstanding SARs for the three months ended July 31, 2009 and 2008 was an expense of $9,000 and a credit of $3,000, respectively.  As of July 31, 2009, there was $14,000 of total unrecognized compensation expense related to non-vested SARs granted under the Plan.  That cost is expected to be recognized over a weighted average period of .88 years.  The liability for SARs on the consolidated balance sheets as of July 31, 2009 and April 30, 2009, was $26,000 and $17,000, respectively.

Note 10 — Concentrations of Credit Risk

Financial instruments that potentially subject Torotel to concentrations of credit risk consist principally of cash and accounts receivable.  Torotel grants unsecured credit to most of its customers.  Management does not believe that it is exposed to any extraordinary credit risk as a result of this policy.  Torotel deposits all monies at the Bank of Blue Valley.  These accounts are secured up to $250,000 by the Federal Deposit Insurance Corporation through December 31, 2013.  At various times and at July 31, 2009, these cash balances exceed federally insured limits.  Torotel has not experienced any losses in such accounts.  Management does not believe Torotel is exposed to any significant credit risk with respect to its cash.

Note 11 — Subsequent Events

Management has performed an evaluation of events that have occurred subsequent to July 31, 2009, and as of September 14, 2009 (the date of the filing of this Form 10-Q).  Other than the issuance of restricted stock awards to Messrs. Sizemore and Serrone on September 2, 2009 (see Note 6 of Notes to the Consolidated Condensed Financial Statements), there have been no other subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of or for the three month period ended July 31, 2009.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Torotel conducts business primarily through two wholly owned subsidiaries, Torotel Products, Inc. (“Torotel Products”) and Electronika, Inc. (“Electronika”).

Torotel Products designs and manufactures a wide variety of magnetic components for use in military, aerospace and industrial electronic applications.  These magnetic components, which consist of transformers, inductors, reactors, chokes, and toroidal coils, are used to modify and control electrical voltages and currents in electronic devices.  For example, if equipment containing one of these components receives an electrical voltage or current which is too high for proper operation of the equipment, the component would modify and control the electrical voltage or current to allow proper operation of the equipment.  While Torotel Products primarily manufactures the components in accordance with pre-developed mechanical and electrical requirements, in some cases it will be responsible for both the overall design and manufacture of the components.  The magnetic components are sold to manufacturers who incorporate them into an end-product.  The major applications include aircraft navigational equipment, voice and data secure communications, medical equipment, avionics equipment, down-hole drilling and conventional missile guidance systems.  As part of its growth strategy, Torotel Products has been actively pursuing opportunities in electro-mechanical assemblies.  These efforts resulted in nearly $800,000 of new business from two new customers in fiscal 2009 and an additional $311,000 (received in August 2009) in fiscal 2010.  Assemblies will continue to be a major market focus going forward.

Torotel Products markets its components primarily through a 4-person internal sales force and four independent manufacturers’ representatives paid on a commission basis.  These commissions are earned when a product is sold and/or shipped to a customer within the representative’s assigned territory.  Torotel Products also utilizes its 4-person engineering department in its direct sales efforts for the purpose of expanding its reach into new markets and/or customers.

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

Electronika’s requirements for the ballast transformers are outsourced pursuant to a Manufacturing Agreement with Magnetika, a corporation owned by the Caloyeras family.  Under the terms of the agreement, Magnetika provides all necessary raw material, labor, testing, packaging and related services required to complete the manufacture, delivery and sale of the ballast transformers.  Electronika retains ownership of all designs, drawings, specifications and intellectual property rights associated with the ballast transformers.  Magnetika is a manufacturing company that, in addition to the aforementioned ballast transformers, manufactures various other products similar to those of Torotel for other unrelated customers.  Magnetika’s annual sales are estimated to be about two times the annual sales of Torotel.  Total purchases of goods from Magnetika by Electronika amounted to less than $1,000 for the three months ended July 31, 2009.

Business Outlook

The overall business outlook in fiscal 2010 remains favorable because of the higher demand projected for the potted coil assembly for the Hellfire II missile system; however, this higher demand will likely be offset partially by less demand for magnetic components because of the current economic climate and the uncertainty surrounding the next U.S. defense budget, as well as the ongoing delays in aircraft orders and production.  As of July 31, 2009, the order backlog was $7.7 million.  This amount is comprised of $6.4 million for the potted coil assembly, $1.2 million in magnetic components and $100,000 in electro-mechanical assemblies.  A new long-term contract valued at $4.7 million for the potted coil assembly was received in June 2009, with deliveries scheduled into the latter part of fiscal 2011.  New order bookings during the first three months of fiscal 2010, exclusive of the potted coil assembly, decreased 32% to $800,000, which is indicative of the anticipated lower demand for magnetic components.

The industry mix of Torotel Products’ net sales for the first three months in fiscal 2010 was 43% defense, 36% aerospace and 21% industrial compared to 37% industrial, 33% defense and 30% aerospace for the same period last year.  This shift toward defense follows the trend expected for fiscal 2010 because of the higher demand for the potted coil assembly.

The operating results for the first three months of fiscal 2010 include $90,000 in auditing and tax fees associated with the audit of fiscal 2009.  Significantly lower auditing and tax fees are anticipated during the balance of fiscal 2010.  Future annual earnings will continue to be impacted by increased auditing costs associated with complying with SEC regulations, the standards of the Public Company Accounting Oversight Board (United States) and Section 404 of the Sarbanes-Oxley Act of 2002.

The primary factors that drive gross profit and net earnings for Torotel Products are sales volume and product mix.  The gross profits on mature products/programs and complex transformer devices tend to be higher than those that are still in the prototyping or early production stages and simpler inductor devices.  As a result, in any given accounting period the mix of product shipments between higher and lower margin jobs has a significant impact on the gross profit and net earnings of Torotel Products.  Torotel’s operating plan continues to focus on expanding the product base beyond electronic components.

Electronika’s net sales continue to be impacted by the decline in the number of active DC-8 and DC-9 aircraft.  Management expects these sales to continue to decline and eventually phase out.

Results of Operations

The following management comments regarding Torotel’s results of operations and outlook should be read in conjunction with the Consolidated Condensed Financial Statements included pursuant to Item 1 of this Quarterly Report.

The discussion and analysis of the results of operations include the operations of Torotel, Inc. and its subsidiaries, Torotel Products, Inc. and Electronika, Inc.  While each company’s results are included in the following discussion, segment reporting is not applicable because the products offered are similar in form and function, and target similar markets.

Three Months Ended July 31, 2009 Compared With Three Months Ended July 31, 2008

Consolidated net sales decreased 22%.  The net sales of Torotel Products decreased 21% from $1,950,000 to $1,536,000.  This decrease was attributable to the lower demand for magnetic components and molded coils and lower shipments of the ballast assembly.  This lower sales volume was offset partially by the higher demand for the potted coil assembly.  The net sales of Electronika decreased 95% from $21,000 to $1,000, which is consistent with the sales volume expected from Electronika.

Consolidated gross profit as a percentage of net sales decreased nearly 3%.  The gross profit percentage of Torotel Products decreased 2% because of lower sales volume without a comparable change in production overhead costs.  Electronika’s gross profit as a percentage of net sales remained unchanged.

Engineering expenses, applicable only to Torotel Products, decreased 6% from $98,000 to $92,000 because of a $5,000 decrease in payroll costs due to fewer engineering college interns employed during the current period and $4,000 decrease in training costs.  These decreases were offset partially by a $3,000 increase in travel costs.  Management anticipates a similar level of engineering expenses during the next few quarters.

Consolidated selling, general and administrative (SG&A) expenses increased nearly 11%.  The SG&A expenses of Torotel increased 25% from $118,000 to $148,000 primarily because of a $13,000 increase in  professional fees, a $12,000 increase in the value of stock appreciation rights, a $3,000 increase in directors fees and a $2,000 increase in directors and officers liability insurance.  The SG&A expenses of Torotel Products increased 6% from $387,000 to $410,000 primarily because of a $27,000 increase in payroll costs, a $16,000 increase in recruiting costs and a $9,000 increase in building and equipment maintenance costs.  These increases were offset partially by a $23,000 decrease in sales commissions and a $6,000 decrease in training costs.  Electronika did not incur any SG&A expenses in either period.  Management anticipates a lower level of SG&A expenses during the next few quarters.

Interest expense, entirely attributable to Torotel Products, decreased 14% because of a lower debt level and a lower effective borrowing rate as a result of a refinancing of the mortgage debt (see Note 5 of Notes to Consolidated Condensed Financial Statements).

For the reasons discussed above, the consolidated pretax earnings decreased from a profit of $141,000 to a loss of $109,000.  The pretax loss of Torotel increased from $118,000 to $148,000.  The pretax earnings of Torotel Products decreased from $246,000 to $38,000.  The pretax earnings of Electronika decreased from $13,000 to $1,000.

Liquidity and Capital Resources

As of July 31, 2009, Torotel had $520,000 in cash compared to $656,000 as of April 30, 2009 and $449,000 as of July 31, 2008.  Management anticipates cash flow from operations will improve during fiscal 2010 given the increasing demand for the potted coil assembly and expected lower administrative costs during the remainder of the fiscal year.

The table below presents the summary of cash flow for the three month periods indicated.

	2009	2008
Net cash provided by (used in) operating activities	$(107,000)	$76,000
Net cash used in investing activities	$(30,000)	$(20,000)
Net cash provided by (used in) financing activities	$1,000	$(17,000)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in operating earnings, the timing of shipments and the collection of accounts receivable, changes in inventory, level of sales and payment of accounts payable.  The $30,000 of cash used in investing activities in fiscal 2010 was the result of capital expenditures.  Management anticipates approximately $100,000 of capital expenditures during the remainder of fiscal 2010.  The $1,000 of cash provided by financing activities in fiscal 2010 is the net effect of proceeds from a new equipment loan less long-term debt payments on the mortgage and capital lease obligations with the Bank of Blue Valley.  Management believes that the projected cash flow from operations, combined with its existing cash balances, will be sufficient to meet its funding requirements for the foreseeable future.  Torotel does have a $500,000 bank line of credit available, which management anticipates could be utilized to help fund any working capital requirements.

Management believes that inflation will have only a minimal effect on future operations since such effects will be offset by sales price increases, which are not expected to have a significant effect upon demand.

Return on Capital Employed (“ROCE”) is the primary tool for managing Torotel’s business.  ROCE measures what you get out (EBIT) versus what you put in (NOA = Capital Employed).  For these purposes, NOA is defined as “accounts receivable + inventory + net fixed assets + miscellaneous operating assets – accounts payable – miscellaneous operating liabilities”.  The performance of Torotel’s management and the majority of its decisions will be measured by whether Torotel’s ROCE improves.  For the fiscal years ended April 30, 2007, 2008 and 2009, Torotel’s ROCE was -7.55%, 12.25% and 18.19%, respectively.  The ROCE for the 12-month trailing period ended July 31, 2009 was 5.35%.

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

Credit Risk

Financial instruments that potentially subject Torotel to concentrations of credit risk consist principally of cash and accounts receivable.  Torotel grants unsecured credit to substantially all of its customers.  Management does not believe that it is exposed to any extraordinary credit risk as a result of this policy.  Torotel deposits all monies at the Bank of Blue Valley.  These accounts are secured up to $250,000 by the Federal Deposit Insurance Corporation through December 31, 2013.  At various times and at July 31, 2009, these cash balances exceed federally insured limits.  Torotel has not experienced any losses in such accounts.  Management does not believe Torotel is exposed to any significant credit risk with respect to its cash.

Fair Value of Financial Instruments

Statement of Financial Accounting Standard No. 157 (“SFAS 157”), Fair Value Measurements, defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements.  Torotel adopted SFAS 157 on May 1, 2008.  In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 157-2 (“FSP 157-2”), Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually, FSP 157-2 partially deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008.  As a result, Torotel adopted FSP 157-2 on May 1, 2009.  These standards did not materially affect how Torotel determines fair value, but resulted in certain additional disclosures.   SFAS 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels as follows:

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

The carrying amounts of certain financial instruments, including cash, trade receivables, prepaid expenses and other current assets, trade accounts payable and accrued liabilities approximate fair value due to their short maturities.  As of July 31, 2009, the amount of Torotel’s long-term debt approximates fair value based on the present value of estimated future cash flows using a discount rate commensurate with a borrowing rate available to Torotel.

Treasury Stock

Torotel utilizes the weighted average cost method in accounting for its treasury stock transactions.

Revenue Recognition

Revenue is recognized when a fixed price contract or purchase order exists; delivery has occurred; and collection is reasonably assured.  Selling terms are FOB Shipping Point so Torotel considers its products delivered once they have been shipped and title and risk of loss have been transferred.  Torotel’s consolidated net sales arising from contracts having deliveries scheduled over a period of more than one year for the three month periods ended July 31, 2009 and 2008, were approximately 32% and 17%, respectively, because of the contracts for the potted coil assembly.

Allowance for Doubtful Accounts

Gross trade accounts receivable are offset with an allowance for doubtful accounts.  The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in Torotel’s existing accounts receivable.  Management reviews the allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectability.  Account balances are charged against the allowance when placed for collection.  Recoveries of receivables previously written off are recorded when received.  The majority of the customer accounts are considered past due after the invoice becomes older than the customer’s credit terms.  Interest is not charged on past due accounts.  The allowance for doubtful accounts as of July 31, 2009 and April 30, 2009, was $6,000.

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

Stock-based Compensation

Torotel follows the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment, in accounting for transactions involving stock appreciation rights and restricted stock.

New Accounting Pronouncements

Effective May 1, 2009, Torotel adopted Statement of Financial Accounting Standard No. 165 (“SFAS 165”), Subsequent Events. SFAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  The adoption did not have any effect on Torotel’s results of operations, financial position and cash flow.

In June 2009, the FASB issued Statement of Financial Accounting Standard No. 168 (“SFAS 168”), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS 168 identifies the FASB Accounting Standards Codification (“Codification”) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  SFAS 168 will officially launch on July 1, 2009, and is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Torotel will adopt SFAS 168 on August 1, 2009.

Forward-Looking Information

This report, as well as our other reports filed with the Securities and Exchange Commission (“SEC”), and in press releases and other public communications throughout the year, contains forward looking statements made pursuant to the safe harbor provisions of The Private Securities Litigation Reform Act of 1995.  The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast,” “may,” “will,” “should,” “continue,” “predict” and similar expressions are intended to identify forward looking statements.  This report contains forward-looking statements regarding, among other topics, our expected financial position, results of operations, cash flows, strategy, budgets and management’s plans and objectives.  Accordingly, these forward-looking statements are based on assumptions about a number of important factors.  While we believe that our assumptions about such factors are reasonable, such factors involve risks and uncertainties that could cause actual results to be different from what appear here. These risk factors include: general economic conditions in the United States and specifically, economic conditions affecting the defense and aerospace industries, the ability to adequately pass through to customers unanticipated future increases in raw material costs, decreased demand for products, delays in developing new products, expected orders that do not occur, loss of key customers, the impact of competition and price erosion as well as supply and manufacturing constraints, the availability of credit, and other risks and uncertainties.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will prove accurate, and our actual results may differ materially from these forward-looking statements.  We assume no obligation to update any forward-looking statements made herein.

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

PART II.   OTHER INFORMATION

Item 6.    Exhibits

a)    Exhibits

Exhibit 3.2	By-Laws
Exhibit 31.1	Officer Certification
Exhibit 31.2	Officer Certification
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Torotel, Inc.

(Registrant)

/s/ Dale H. Sizemore, Jr.
Dale H. Sizemore, Jr.
Chief Executive Officer
Date:	September 14, 2009

/s/ H. James Serrone
H. James Serrone
Chief Financial Officer
Date:	September 14, 2009