Form 10-Q
period 2009-10-31
TOROTEL INC
filed 2009-12-14
CIK 98752

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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

As of December 10, 2009, there were 5,873,100 shares of Common Stock, $.01 par value, outstanding.

TOROTEL, INC. AND SUBSIDIARIES

PART I.     FINANCIAL INFORMATION

Item 1.       Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	As of	As of
	October 31,	April 30,
	2009	2009
ASSETS

Current assets:
Cash	$477,000	$656,000
Trade receivables, net	619,000	559,000
Inventories, net	806,000	822,000
Prepaid expenses and other current assets	48,000	19,000
	1,950,000	2,056,000

Property, plant and equipment, net	973,000	970,000

	$2,923,000	$3,026,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$93,000	$78,000
Trade accounts payable	218,000	180,000
Accrued liabilities	179,000	211,000
	490,000	469,000

Long-term debt, less current maturities	552,000	588,000

Stockholders’ equity	1,881,000	1,969,000

	$2,923,000	$3,026,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Six Months Ended
	October 31,	October 31,
	2009	2008
Net sales	$3,294,000	$3,960,000
Cost of goods sold	2,134,000	2,512,000

Gross profit	1,160,000	1,448,000

Operating expenses:
Engineering	170,000	177,000
Selling, general and administrative	1,091,000	993,000
	1,261,000	1,170,000

Earnings (loss) from operations	(101,000)	278,000

Other expense:
Interest expense	23,000	29,000

Earnings (loss) before provision for income taxes	(124,000)	249,000

Provision for income taxes	—	—

Net earnings (loss)	$(124,000)	$249,000

Basic earnings (loss) per share	$(.02)	$.05

Diluted earnings (loss) per share	$(.02)	$.04

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	October 31,	October 31,
	2009	2008
Net sales	$1,757,000	$1,989,000
Cost of goods sold	1,150,000	1,300,000

Gross profit	607,000	689,000

Operating expenses:
Engineering	78,000	79,000
Selling, general and administrative	533,000	488,000
	611,000	567,000

Earnings (loss) from operations	(4,000)	122,000

Other expense (income):
Interest expense	11,000	15,000
Other, net	—	(1,000)
	11,000	14,000

Earnings (loss) before provision for income taxes	(15,000)	108,000

Provision for income taxes	—	—

Net earnings (loss)	$(15,000)	$108,000

Basic earnings (loss) per share	$(.00)	$.02

Diluted earnings (loss) per share	$(.00)	$.02

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	October 31,	October 31,
	2009	2008
Cash flows from operating activities:
Net earnings (loss)	$(124,000)	$249,000
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Loss on disposal of assets	—	1,000
Cost of restricted stock cancelled	12,000	—
Stock compensation earned	24,000	32,000
Depreciation	51,000	52,000
Change in value of stock appreciation rights	4,000	(2,000)
Increase (decrease) in cash flows from operations resulting from changes in:
Trade receivables	(60,000)	30,000
Inventories	16,000	(181,000)
Prepaid expenses and other assets	(29,000)	(30,000)
Trade accounts payable	38,000	(106,000
Accrued liabilities	(36,000)	35,000

Net cash provided by (used in) operating activities	(104,000)	80,000

Cash flows from investing activities:
Capital expenditures	(54,000)	(21,000)

Net cash used in investing activities	(54,000)	(21,000)

Cash flows from financing activities:
Proceeds from long-term debt	21,000	—
Principal payments on long-term debt	(36,000)	(31,000)
Payments on installment and capital lease obligations	(6,000)	(4,000)

Net cash used in financing activities	(21,000)	(35,000)

Net increase (decrease) in cash	(179,000)	24,000
Cash, beginning of period	656,000	410,000

Cash, end of period	$477,000	$434,000

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$23,000	$29,000
Income taxes payable	$—	$—

Non-cash investing and financing activities:
Capital expenditure	$—	$(27,000)
Proceeds from capital lease	$—	$27,000

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 1 — Basis of Presentation

The consolidated condensed balance sheet as of April 30, 2009, which has been derived from audited financial statements, is accompanied by the unaudited interim consolidated condensed financial statements, which reflect the normal recurring adjustments that in the opinion of management are necessary to present fairly Torotel’s financial position at October 31, 2009, and the results of operations for the three and six months ended October 31, 2009.

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

Note 2 — Nature of Operations

Torotel, Inc. (“Torotel”) conducts business through two wholly owned subsidiaries, Torotel Products, Inc. (“Torotel Products”) and Electronika, Inc. (“Electronika”).  Torotel specializes in the custom design and manufacture of a wide variety of precision magnetic components, consisting of transformers, inductors, reactors, chokes and toroidal coils, for use in commercial, industrial and military electronics.  Torotel also designs and distributes ballast transformers for the airline industry.  Approximately 97% of Torotel’s sales during the first six months of fiscal 2010 have been derived from domestic customers.

Note 3 — Inventories

The components of inventories are summarized as follows:

	October 31,	April 30,
	2009	2009
Raw materials	$503,000	$567,000
Work in process	172,000	141,000
Finished goods	131,000	114,000
	$806,000	$822,000

Note 4 — Income Taxes

As of October 31, 2009, the federal tax returns for the fiscal years ended 2005 through 2009 will remain open to audit until the statute of limitations closes for the years in which the net operating losses are utilized.  Torotel would recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.  As of October 31, 2009, Torotel recorded no accrued interest or penalties related to uncertain tax positions.  Management expects no significant change in the amount of unrecognized tax benefit, accrued interest or penalties within the next twelve months.

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

On September 30, 2009, Torotel Products renewed its $500,000 revolving credit agreement with Bank of Blue Valley.  Advances under the credit line are limited to 75% of eligible billed receivables.  The revolving line is collateralized by the land and buildings in Olathe, Kansas.  Under the terms of the agreement, the outstanding balance of the revolving line bears interest at 1.00% over the bank’s corporate base rate with an interest rate floor of 6.00% and has a maturity date of September 30, 2010.  As of October 31, 2009, the effective borrowing rate was 6.00% and the entire credit line was available.

Note 6 — Restricted Stock Agreements

Restricted Stock Agreements are authorized by the Compensation and Nominating Committee (“Committee”) and the Board of Directors of Torotel.  The Committee and the Board have determined that the interests of Torotel and its stockholders will be promoted by hiring talented individuals and, to induce such individuals to accept employment with Torotel, the Committee and the Board believe a key component of such individuals’ compensation should be granting equity ownership opportunities based upon the acceptance of employment and the continuing employment of such individual, subject to certain conditions and restrictions.  The Restricted Stock Agreements afford the grantees all of the rights of a stockholder with respect to the award shares, including the right to vote such shares and to receive dividends and other distributions payable with respect to such shares since the Date of Award.  Under the terms of each agreement, the non-vested shares are restricted as to disposition and subject to forfeiture under certain circumstances.  The agreements further provide, subject to certain conditions, that if prior to all of the restricted shares having been released, Torotel undergoes a change in control, then all of the restricted shares shall be released and no longer subject to restrictions under the agreements.  Upon issuance of the restricted stock, the aggregate number of shares issued is credited to common stock at $.01 par value per share and the excess of the market price of the common stock on the date of issuance over the par value is credited to capital in excess of par value.  The restricted shares are treated as non-vested stock; accordingly, the fair value of the restricted stock at the date of award is offset against capital in excess of par value in the accompanying consolidated balance sheets under stockholders’ equity.

Torotel has Restricted Stock Agreements dated August 7, 2007, with nine (9) key employees pursuant to the Stock Award Plan (“SAP”).  The SAP provides key employees the opportunity to acquire common stock of Torotel pursuant to awards earned for accomplishing goals that promote the long-term financial performance of Torotel.  Under the terms of the SAP, which was filed as Exhibit 10.9 of Form 10-KSB for the fiscal year ended April 30, 2007, the restricted stock awards have a five (5) year restriction period, which shall lapse based on certain conditions as outlined in the SAP.  As of October 31, 2009, the aggregate amount of the existing restricted stock awards was 391,510 shares.  Stock compensation cost of $10,000 for the existing restricted stock awards will be recorded per quarter during the remaining five-year vesting period provided the financial performance metrics as outlined in the SAP are likely to be attained.

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

Total stock compensation cost for the three months ended October 31, 2009 and 2008 was $25,000 and $16,000, respectively.  Total stock compensation cost for the six months ended October 31, 2009 and 2008 was $36,000 and $32,000, respectively.

Restricted stock activity for each six month period through October 31 is summarized as follows:

	2009		2008
	Restricted	Weighted	Restricted	Weighted
	Shares	Average	Shares	Average
	Under	Grant	Under	Grant
	Option	Price	Option	Price
Outstanding at May 1	434,910	$.500	686,750	$.453
Granted	250,000	$.270	—	—
Vested	—	—	(40,000)	$.300
Forfeited	(43,400)	$.500	—	—
Outstanding at October 31	641,510	$.410	646,750	$.463

Note 7 — Stockholders’ Equity

The components of stockholders’ equity are summarized as follows:

	October 31,	April 30,
	2009	2009
Common stock, at par value	$60,000	$60,000
Capital in excess of par value	12,508,000	12,472,000
Accumulated deficit	(10,597,000)	(10,473,000)
	1,971,000	2,059,000
Less treasury stock, at cost	90,000	90,000
	$1,881,000	$1,969,000

Torotel has 6,000,000 shares of common stock, $.01 par value, authorized and 5,873,100 shares issued and outstanding.  The changes in shares of common stock outstanding as of October 31 of each period are summarized as follows:

	2009	2008
Balance, May 1	5,666,500	5,878,340
Restricted stock activity	250,000	—
Treasury stock activity	(43,400)	—

Balance, October 31	5,873,100	5,878,340

Note 8 — Earnings Per Share

Torotel utilizes a dual presentation of basic and diluted earnings per share (“EPS”) on the face of the consolidated statements of operations and provides a reconciliation of the numerator and denominator used in computing basic and diluted EPS.  Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS is computed similarly to fully diluted EPS.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  The 641,510 shares issued pursuant to the Restricted Stock Agreements (see Note 6 of Notes to Consolidated Condensed Financial Statements) meet the definition of contingently issuable shares; as a result, these shares will not be included in the basic EPS calculation until the performance measurements have been satisfied.  The restricted shares will be treated as a common stock equivalent for the diluted EPS calculation.

The basic and diluted earnings per common share were computed as follows:

Year-to-Date EPS Calculations

	2009	2008
Net earnings (loss)	$(124,000)	$249,000

Weighted average common shares outstanding for basic EPS	5,231,590	5,211,807
Incremental shares for effect of restricted stock	—	666,533
Weighted average common shares outstanding for dilutive EPS	5,231,590	5,878,340

Basic earnings (loss) per share	$(.02)	$.05
Diluted earnings (loss) per share	$(.02)	$.04

No incremental shares are included in the 2009 EPS calculations for the 641,510 shares of restricted common stock since the effect would be anti-dilutive.

Quarterly EPS Calculations

	2009	2008
Net earnings (loss)	$(15,000)	$108,000

Weighted average common shares outstanding for basic EPS	5,231,590	5,231,590
Incremental shares for effect of restricted stock	—	646,750
Weighted average common shares outstanding for dilutive EPS	5,231,590	5,878,340

Basic earnings (loss) per share	$(.02)	$.02
Diluted earnings (loss) per share	$(.02)	$.02

No incremental shares are included in the 2009 EPS calculations for the 641,510 shares of restricted common stock since the effect would be anti-dilutive.

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

Pursuant to the Plan, 20,000 SARs were granted on the effective date to each of the three current non-employee directors serving at that time.  The initial price at which each SAR was granted was $.35, which equaled the market price of Torotel’s common stock on the date of grant.  Accordingly, no compensation cost was recognized at the time of grant.

SARs shall automatically be granted in the future as follows: (1) each person who is elected as a director, who was not a director on the effective date of the Plan, shall be granted 10,000 SARs on the date such person is elected a director; and (2) on each May 1 following the effective date during the term of the Plan, each person serving as a director on such date shall be granted 10,000 SARs.  After the initial grant the price at which each SAR is granted shall be the average of the closing price of Torotel’s common stock for the ten consecutive days immediately preceding the date of grant.  Upon exercise of a SAR, Torotel will pay the grantee an amount (the “Spread”) equal to the excess of the Exercise Price over the SAR grant price multiplied by the number of shares being exercised.  The Exercise Price shall be the average of the closing price of Torotel’s common stock for the ten consecutive days immediately preceding the notice of exercise.  For any payments that exceed $10,000, Torotel has the option to make quarterly payments over three years with interest payable quarterly at the prime rate of Torotel’s primary bank.

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

100

%

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

Compensation expense is recognized over the vesting period based upon the estimated fair value of the SARs pursuant to the terms of the Plan using the Black-Scholes options-pricing model as of the end of each financial reporting period.  As of October 31, 2008, the fair value of the SARs was determined using the following assumptions: no dividend payments over the life of the SARs since Torotel has not issued any form of dividend since 1985; an expected volatility of 166.2% based on Torotel’s historical volatility using the weekly closing price over the past three years; a risk-free interest rate of 3.00%; and an expected life of three years based on the length of service estimated to be served.  As of October 31, 2009, the fair value of the SARs was determined using the following assumptions: no dividend payments over the life of the SARs since Torotel has not issued any form of dividend since 1985; an expected volatility of 114.0% based on Torotel’s historical volatility using the weekly closing price over the past three years; a risk-free interest rate of 2.50%; and an expected life of three years based on the length of service estimated to be served.  Based on these assumptions, the fair value prices per share of the outstanding SARs as of October 31, 2009, are summarized as follows:

	SARs				Aggregate	Aggregate
	Under	Exercise	Fair Value	%	Vested	Intrinsic
Grant Date	Option	Price	Price	Vested	Fair Value	Value
October 1, 2004	60,000	$.350	$.138	100%	$8,000	$—
May 1, 2005	30,000	$.302	$.143	100%	$4,000	$—
May 1, 2006	30,000	$.695	$.110	100%	$3,000	$—
May 1, 2007	30,000	$.500	$.124	67%	$3,000	$—
June 4, 2007	10,000	$.412	$.132	67%	$1,000	$—
May 1, 2008	40,000	$.550	$.119	33%	$2,000	$—
May 1, 2009	40,000	$.208	$.157	0%	$—	$1,000

The vested portion represents 160,000 SARs.  As of October 31, 2009, the total aggregate intrinsic value of these exercisable SARs was $1,000.

SARs transactions for each six month period through October 31 are summarized as follows:

	2009		2008
		Weighted		Weighted
	SARs	Average	SARs	Average
	Under	Grant	Under	Grant
	Option	Price	Option	Price
Outstanding at May 1	200,000	$.460	160,000	$.438
Granted	40,000	$.208	40,000	$.550
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at October 31	240,000	$.418	200,000	$.460

SARs exercisable at end of period	160,000	$.444	123,300	$.408
Weighted average fair value of SARs granted during the period		$.157		$.342

The following information applies to SARs outstanding for each six month period through October 31:

	2009	2008
Number outstanding	240,000	200,000
Range of grant prices	$.208 - $.695	$.302 - $.695
Weighted average grant price	$.418	$.460
Weighted average remaining contractual life	6.98 yrs.	7.48 yrs.

Total compensation expense for the outstanding SARs for the six months ended October 31, 2009 and 2008 was an expense of $4,000 and a credit of $2,000, respectively.  Total compensation expense for the outstanding SARs for the three months ended October 31, 2009 and 2008 was a credit of $5,000 and an expense of $1,000, respectively.  As of October 31, 2009, there was $11,000 of total unrecognized compensation expense related to non-vested SARs granted under the Plan.  That cost is expected to be recognized over a weighted average period of .75 years.  The liability for SARs on the consolidated balance sheets as of October 31, 2009 and April 30, 2009, was $21,000 and $17,000, respectively.

Note 10 — Concentrations of Credit Risk

Financial instruments that potentially subject Torotel to concentrations of credit risk consist principally of cash and accounts receivable.  Torotel grants unsecured credit to most of its customers.  Management does not believe that it is exposed to any extraordinary credit risk as a result of this policy.  Torotel deposits all monies at the Bank of Blue Valley.  These accounts are secured up to $250,000 by the Federal Deposit Insurance Corporation through December 31, 2013.  At various times and at October 31, 2009, these cash balances exceed federally insured limits.  Torotel has not experienced any losses in such accounts.  Management does not believe Torotel is exposed to any significant credit risk with respect to its cash.

Note 11 — New Accounting Pronouncement

Torotel adopted The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles effective August 1, 2009.  The FASB Accounting Standards Codification (“Codification”) is identified as the source of authoritative U.S. GAAP recognized by the FASB to be applied by non-governmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  The Codification officially launched on July 1, 2009, and is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

Note 12 — Subsequent Events

Management has performed an evaluation of events that have occurred subsequent to October 31, 2009, and as of December 14, 2009 (the date of the filing of this Form 10-Q).  There have been no other subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of or for the three and six month periods ended October 31, 2009.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Torotel conducts business primarily through two wholly owned subsidiaries, Torotel Products, Inc. (“Torotel Products”) and Electronika, Inc. (“Electronika”).

Torotel Products designs and manufactures a wide variety of magnetic components for use in military, aerospace and industrial electronic applications.  These magnetic components, which consist of transformers, inductors, reactors, chokes, and toroidal coils, are used to modify and control electrical voltages and currents in electronic devices.  For example, if equipment containing one of these components receives an electrical voltage or current which is too high for proper operation of the equipment, the component would modify and control the electrical voltage or current to allow proper operation of the equipment.  While Torotel Products primarily manufactures the components in accordance with pre-developed mechanical and electrical requirements, in some cases it will be responsible for both the overall design and manufacture of the components.  The magnetic components are sold to manufacturers who incorporate them into an end-product.  The major applications include aircraft navigational equipment, voice and data secure communications, medical equipment, avionics equipment, down-hole drilling and conventional missile guidance systems.  As part of its growth strategy, Torotel Products has been actively pursuing opportunities in electro-mechanical assemblies.  These efforts resulted in nearly $800,000 of new business from two new customers in fiscal 2009 and an additional $320,000 in fiscal 2010.  Assemblies will continue to be a major market focus going forward.

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

Electronika’s requirements for the ballast transformers are outsourced pursuant to a Manufacturing Agreement with Magnetika, a corporation owned by the Caloyeras family.  Under the terms of the agreement, Magnetika provides all necessary raw material, labor, testing, packaging and related services required to complete the manufacture, delivery and sale of the ballast transformers.  Electronika retains ownership of all designs, drawings, specifications and intellectual property rights associated with the ballast transformers.  Magnetika is a manufacturing company that, in addition to the aforementioned ballast transformers, manufactures various other products similar to those of Torotel for other unrelated customers.  Magnetika’s annual sales are estimated to be about two times the annual sales of Torotel.  Total purchases of goods from Magnetika by Electronika amounted to $2,000 for the six months ended October 31, 2009.

Business Outlook

The overall business outlook in fiscal 2010 remains favorable because of the higher demand for the potted coil assembly for the Hellfire II missile system projected in the second half of the fiscal 2010; however, this higher demand will likely be offset partially by less demand for magnetic components because of the current economic climate and the uncertainty surrounding the next U.S. defense budget, as well as the ongoing delays in aircraft orders and production.  As of October 31, 2009, the order backlog was $7.5 million.  This amount is comprised of $5.8 million for the potted coil assembly, $1.5 million in magnetic components and $200,000 in electro-mechanical assemblies.  A new long-term contract valued at $4.7 million for the potted coil assembly was received in June 2009, with deliveries scheduled into the latter part of fiscal 2011.  New order bookings during the first six months of fiscal 2010, exclusive of the potted coil assembly, decreased 7% to $2.3 million, which is indicative of the anticipated lower demand for magnetic components.

The industry mix of Torotel Products’ net sales for the first six months in fiscal 2010 was 49% defense, 30% aerospace and 21% industrial compared to 40% defense, 33% aerospace and 27% industrial for the same period last year.  This shift toward defense follows the trend expected for fiscal 2010 because of the higher demand for the potted coil assembly.

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

Six Months Ended October 31, 2009 Compared With Six Months Ended October 31, 2008

Consolidated net sales decreased 17%.  The net sales of Torotel Products decreased 15% from $3,858,000 to $3,289,000.  This decrease was attributable to the lower demand for magnetic components, molded coils and lower shipments of various assemblies.  This lower sales volume was offset partially by the higher demand for the potted coil assembly.  The net sales of Electronika decreased 95% from $102,000 to $5,000, which is consistent with the sales volume expected from Electronika.

Consolidated gross profit as a percentage of net sales decreased 1%.  The gross profit percentage of Torotel Products decreased 1% because of lower sales volume without a comparable change in production overhead costs.  Electronika’s gross profit as a percentage of net sales remained unchanged.

Engineering expenses, applicable only to Torotel Products, decreased 4% from $177,000 to $170,000   because of a $7,000 decrease in payroll costs due to fewer engineering college interns employed during the current period and a $6,000 decrease in training costs.  These decreases were offset partially by a $6,000 increase in travel costs.  Management does not anticipate any significant increase in the present level of engineering expenses.

Consolidated selling, general and administrative (“SG&A”) expenses increased 10%.  The SG&A expenses of Torotel increased 29% from $190,000 to $246,000 primarily because of a $25,000 increase in  professional fees, a $9,000 increase in consulting fees, a $7,000 increase in directors fees, a $6,000 increase in the fair value of stock appreciation rights, a $5,000 increase in auditing fees and a $4,000 increase in annual report and proxy costs.  The SG&A expenses of Torotel Products increased nearly 5% from $803,000 to $845,000 primarily because of a $37,000 increase in payroll costs and a $37,000 increase in recruiting costs.  These increases were offset partially by a $25,000 decrease in sales commissions and a $7,000 decrease in consulting costs.  Electronika did not incur any SG&A expenses in either period.  Management does not anticipate any significant increase in the present level of SG&A expenses.

Interest expense, entirely attributable to Torotel Products, decreased nearly 21% because of a lower debt level and a lower effective borrowing rate as a result of a refinancing of the mortgage debt (see Note 5 of Notes to Consolidated Condensed Financial Statements).

For the reasons discussed above, the consolidated pretax earnings decreased from a profit of $249,000 to a loss of $124,000.  The pretax loss of Torotel increased from $190,000 to $246,000.  The pretax earnings of Torotel Products decreased from $378,000 to $119,000.  The pretax earnings of Electronika decreased from $61,000 to $3,000.

Three Months Ended October 31, 2009 Compared With Three Months Ended October 31, 2008

Consolidated net sales decreased 12%.  The net sales of Torotel Products decreased 8% from $1,908,000 to $1,753,000.  This decrease was attributable to the lower demand for magnetic components and molded coils.  This lower sales volume was offset partially by the higher demand for the potted coil assembly.  The net sales of Electronika decreased 94% from $81,000 to $4,000, which is consistent with the sales volume expected from Electronika.

Consolidated gross profit as a percentage of net sales decreased less than 1%.  The gross profit percentage of Torotel Products increased 1% primarily because of a lower labor content associated with the product mix.  This gross profit improvement was offset partially by the effect of lower sales volume without a comparable change in production overhead costs.  Electronika’s gross profit as a percentage of net sales remained unchanged.

Engineering expenses, applicable only to Torotel Products, decreased slightly from $79,000 to $78,000.   Management anticipates the present level of engineering expenses to remain relatively constant during the next few quarters.

Consolidated selling, general and administrative (SG&A) expenses increased 9%.  The SG&A expenses of Torotel increased 36% from $72,000 to $98,000 primarily because of a $12,000 increase in  professional fees, a $9,000 increase in consulting fees, a $5,000 increase in auditing fees, a $4,000 increase in directors fees and a $4,000 increase in annual report and proxy costs.  These increases were offset partially by a $6,000 decrease in the fair value of stock appreciation rights and a $2,000 decrease in liability insurance costs.  The SG&A expenses of Torotel Products increased nearly 5% from $416,000 to $435,000 primarily because of a $21,000 increase in recruiting costs, a $10,000 increase in payroll costs and a $9,000 increase in stock compensation costs.  These increases were offset partially by a $15,000 decrease in membership fees to the Supplier Advisory Council for the Suppliers Excellence Alliance and a $6,000 decrease in building maintenance costs.  Electronika did not incur any SG&A expenses in either period.  Management does not anticipate any significant increase in the present level of SG&A expenses.

Interest expense, entirely attributable to Torotel Products, decreased 27% because of a lower debt level and a lower effective borrowing rate as a result of a refinancing of the mortgage debt (see Note 5 of Notes to Consolidated Condensed Financial Statements).

For the reasons discussed above, the consolidated pretax earnings decreased from $108,000 to a loss of $15,000.  The pretax loss of Torotel increased from $72,000 to $98,000.  The pretax earnings of Torotel Products decreased from $132,000 to $81,000.  The pretax earnings of Electronika decreased from $48,000 to $2,000.

Liquidity and Capital Resources

As of October 31, 2009, Torotel had $477,000 in cash compared to $656,000 as of April 30, 2009 and $434,000 as of October 31, 2008.  Management anticipates cash flow from operations will improve during the second half of fiscal 2010 given the increasing demand for the potted coil assembly and expected lower administrative costs during the remainder of the fiscal year.

The table below presents the summary of cash flow for the six month periods indicated through October 31.

	2009	2008
Net cash provided by (used in) operating activities	$(104,000)	$80,000
Net cash used in investing activities	$(54,000)	$(21,000)
Net cash used in financing activities	$(21,000)	$(35,000)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in operating earnings, the timing of shipments and the collection of accounts receivable, changes in inventory, level of sales and payment of accounts payable.  The $54,000 of cash used in investing activities in fiscal 2010 was the result of capital expenditures.  Management anticipates approximately $50,000 of capital expenditures during the remainder of fiscal 2010.  The $21,000 of cash used in financing activities in fiscal 2010 is the net effect of long-term debt payments on the mortgage and installment and capital lease obligations with the Bank of Blue Valley less proceeds from a new equipment loan.  Management believes that the projected cash flow from operations, combined with its existing cash balances, will be sufficient to meet its funding requirements for the foreseeable future.  Torotel does have a $500,000 bank line of credit available, which management anticipates could be utilized to help fund any working capital requirements.

Management believes that inflation will have only a minimal effect on future operations since such effects will be offset by sales price increases, which are not expected to have a significant effect upon demand.

Return on Capital Employed (“ROCE”) is the primary tool for managing Torotel’s business.  ROCE measures what you get out (EBIT) versus what you put in (NOA = Capital Employed).  For these purposes, NOA is defined as “accounts receivable + inventory + net fixed assets + miscellaneous operating assets – accounts payable – miscellaneous operating liabilities”.  The performance of Torotel’s management and the majority of its decisions will be measured by whether Torotel’s ROCE improves.  For the fiscal years ended April 30, 2007, 2008 and 2009, Torotel’s ROCE was -7.55%, 12.25% and 18.19%, respectively.  The ROCE for the 12-month trailing period ended October 31, 2009 was -.88%.

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

Credit Risk

Financial instruments that potentially subject Torotel to concentrations of credit risk consist principally of cash and accounts receivable.  Torotel grants unsecured credit to substantially all of its customers.  Management does not believe that it is exposed to any extraordinary credit risk as a result of this policy.  Torotel deposits all monies at the Bank of Blue Valley.  These accounts are secured up to $250,000 by the Federal Deposit Insurance Corporation through December 31, 2013.  At various times and at October 31, 2009, these cash balances exceed federally insured limits.  Torotel has not experienced any losses in such accounts.  Management does not believe Torotel is exposed to any significant credit risk with respect to its cash.

Fair Value of Financial Instruments

Effective May 1, 2009, Torotel determines fair value by utilizing a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels as follows:

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

The carrying amounts of certain financial instruments, including cash, trade receivables, prepaid expenses and other current assets, trade accounts payable and accrued liabilities approximate fair value due to their short maturities.  As of October 31, 2009, the amount of Torotel’s long-term debt approximates fair value based on the present value of estimated future cash flows using a discount rate commensurate with a borrowing rate available to Torotel.

Treasury Stock

Torotel utilizes the weighted average cost method in accounting for its treasury stock transactions.

Revenue Recognition

Revenue is recognized when a fixed price contract or purchase order exists; delivery has occurred; and collection is reasonably assured.  Selling terms are FOB Shipping Point so Torotel considers its products delivered once they have been shipped and title and risk of loss have been transferred.  Torotel’s consolidated net sales arising from contracts having deliveries scheduled over a period of more than one year for the six month periods ended October 31, 2009 and 2008, were approximately 34% and 20%, respectively, because of the contracts for the potted coil assembly.

Allowance for Doubtful Accounts

Gross trade accounts receivable are offset with an allowance for doubtful accounts.  The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in Torotel’s existing accounts receivable.  Management reviews the allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectability.  Account balances are charged against the allowance when placed for collection.  Recoveries of receivables previously written off are recorded when received.  The majority of the customer accounts are considered past due after the invoice becomes older than the customer’s credit terms.  Interest is not charged on past due accounts.  The allowance for doubtful accounts as of October 31, 2009 and April 30, 2009, was $6,000.

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

Stock-based Compensation

Torotel follows the fair value recognition provisions in accounting for transactions involving stock appreciation rights and restricted stock.

New Accounting Pronouncements

Effective May 1, 2009, Torotel adopted general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued (see Note 12 of Notes to Consolidated Condensed Financial Statements).  These standards require the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  The adoption did not have any effect on Torotel’s results of operations, financial position and cash flow.

Torotel adopted The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles effective August 1, 2009 (see Note 11 of Notes to Consolidated Condensed Financial Statements).  The FASB Accounting Standards Codification (“Codification”) is identified as the source of authoritative U.S. GAAP recognized by the FASB to be applied by non-governmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  The Codification officially launched on July 1, 2009, and is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

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

Changes in Internal Controls

There were no significant changes in Torotel’s internal controls over financial reporting or in other factors that in management’s estimates have materially affected, or are reasonably likely to materially affect, Torotel’s internal controls over financial reporting subsequent to the date of the evaluation.

PART II.   OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held in Kansas City, Missouri, on Monday, September 21, 2009, to vote on:

a.       The following two management proposals:

(1)     To elect two members to serve on the Board of Directors for a three-year term; with those nominees receiving the greatest number of votes being elected; and

(2)    To approve an amendment to Torotel’s Articles of Incorporation to change the number of directors from seven (7) to a range of not less than three (3) or more than seven (7); with the affirmative vote of a majority of the shares of common stock present, in person or by proxy, and entitled to vote required to approve this proposed amendment.

b.      The following shareholder proposal:

(3)    To consider and vote upon a shareholder proposal that requires a majority of the elected directors for the Corporation to be independent; with the affirmative vote of a majority of the shares of common stock present, in person or by proxy required to approve this proposed amendment.

c.       The following shareholder proposal was submitted outside of the Rule 14a-8 process and therefore not included in the Proxy Statement:

(4)    To consider and vote upon a shareholder proposal that permits only shareholders to make, alter, amend, suspend or repeal the Corporation’s By-Laws.

A majority of the outstanding shares of common stock entitled to be voted at the meeting, represented in person or by proxy, was necessary to constitute a quorum to transact business at the meeting.  At the meeting, there were 3,585,057 shares represented which was 63.27% of the shares outstanding and eligible to vote.  The voting results were as follows:

Proposal 1.        Shareholders elected the following individuals to three-year terms on the Board of Directors, with the number of shares voting “FOR” each nominee indicated.

Dale H. Sizemore, Jr.	2,602,356
Richard A. Sizemore	2,602,356

In addition to the directors elected above, S. Kirk Lambright, Jr., Anthony H. Lewis, H. James Serrone, and Stephen K. Swinson also serve as directors.  The current three-year terms for Messrs. Lewis and Swinson end in 2010, while the three-year terms for Messrs. Lambright and Serrone end in 2011.

Proposal 2.        Shareholders approved the amendment to the Articles of Incorporation to change the number of directors from seven (7) to a range of not less than three (3) or more than seven (7), with the number of shares voting “FOR”, “AGAINST”, and “ABSTAIN” indicated below.

FOR	3,542,291
AGAINST	42,314
ABSTAIN	452

Proposal 3.        Shareholders rejected the shareholder proposal recommending that a majority of the elected directors for the Corporation to be independent, with the number of shares voting “FOR”, “AGAINST”, “ABSTAIN” and “BROKER NON VOTES” indicated below.  Only 49.09% of votes were cast in favor of this proposal, so it was not approved.

FOR	1,146,182
AGAINST	877,062
ABSTAIN	311,679
BROKER NON VOTES	1,250,134

Proposal 4.        A fourth proposal, which was submitted outside of the proxy statement process, was considered by the shareholders.  The proposal recommended that only shareholders be permitted to make, alter, amend, suspend or repeal the Corporation’s By-Laws.  The proposal was not approved, with the number of shares voting “FOR”, “AGAINST”, “ABSTAIN” and “BROKER NON VOTES” indicated below.

FOR	153,295
AGAINST	3,431,762
ABSTAIN	0
BROKER NON VOTES	0

Item 6.   Exhibits

a)   Exhibits

Exhibit 3.1	Articles of Incorporation
Exhibit 31.1	Officer Certification
Exhibit 31.2	Officer Certification
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Torotel, Inc.
(Registrant)

December 14, 2009	/s/ Dale H. Sizemore, Jr.
Date	Dale H. Sizemore, Jr.
Chief Executive Officer

December 14, 2009	/s/ H. James Serrone
Date	H. James Serrone.
Chief Financial Officer