Form 10-Q
period 2010-01-31
TOROTEL INC
filed 2010-03-16
CIK 98752

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes ☐   No ☒

As of March 12, 2010, there were 5,873,100 shares of Common Stock, $.01 par value, outstanding.

TOROTEL, INC. AND SUBSIDIARIES

PART I.     FINANCIAL INFORMATION

Item 1.       Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	As of	As of
	January 31,	April 30,
	2010	2009
ASSETS

Current assets:
Cash	$599,000	$656,000
Trade receivables, net	604,000	559,000
Inventories, net	1,119,000	822,000
Prepaid expenses and other current assets	39,000	19,000
	2,361,000	2,056,000

Property, plant and equipment, net	965,000	970,000

	$3,326,000	$3,026,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$94,000	$78,000
Trade accounts payable	358,000	180,000
Accrued liabilities	161,000	211,000
Customer deposits	409,000	—
	1,022,000	469,000

Long-term debt, less current maturities	528,000	588,000

Stockholders’ equity	1,776,000	1,969,000

	$3,326,000	$3,026,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Nine Months Ended
	January 31,	January 31,
	2010	2009
Net sales	$4,844,000	$5,579,000
Cost of goods sold	3,203,000	3,556,000

Gross profit	1,641,000	2,023,000

Operating expenses:
Engineering	241,000	264,000
Selling, general and administrative	1,617,000	1,365,000
	1,858,000	1,629,000
Earnings (loss) from operations	(217,000)	394,000

Other expense:
Interest expense	33,000	43,000

Earnings (loss) before provision for income taxes	(250,000)	351,000

Provision for income taxes	—	—

Net earnings (loss)	$(250,000)	$351,000

Basic earnings (loss) per share	$(.05)	$.07

Diluted earnings (loss) per share	$(.05)	$.06

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	January 31,	January 31,
	2010	2009
Net sales	$1,550,000	$1,619,000
Cost of goods sold	1,069,000	1,044,000

Gross profit	481,000	575,000

Operating expenses:
Engineering	71,000	87,000
Selling, general and administrative	526,000	372,000
	597,000	459,000
Earnings (loss) from operations	(116,000)	116,000

Other expense:
Interest expense	10,000	14,000

Earnings (loss) before provision for income taxes	(126,000)	102,000

Provision for income taxes	—	—

Net earnings (loss)	$(126,000)	$102,000

Basic earnings (loss) per share	$(.02)	$.02

Diluted earnings (loss) per share	$(.02)	$.02

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	January 31,	January 31,
	2010	2009
Cash flows from operating activities:
Net earnings (loss)	$(250,000)	$351,000
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Loss on disposal of assets	—	1,000
Cost of restricted stock forfeited	12,000	—
Stock compensation earned	45,000	49,000
Depreciation	79,000	78,000
Change in value of stock appreciation rights	8,000	(24,000)
Increase (decrease) in cash flows from operations resulting from changes in:
Trade receivables	(45,000)	(44,000)
Inventories	(297,000)	(273,000)
Prepaid expenses and other assets	(20,000)	(15,000)
Trade accounts payable	178,000	(121,000)
Accrued liabilities	(58,000)	(20,000)
Customer deposits	409,000	—

Net cash provided by (used in) operating activities	60,000	(18,000)

Cash flows from investing activities:
Capital expenditures	(74,000)	(21,000)

Net cash used in investing activities	(74,000)	(21,000)

Cash flows from financing activities:
Proceeds from long-term debt	22,000	—
Principal payments on long-term debt	(58,000)	(47,000)
Payments on capital lease obligations	(8,000)	(6,000)

Net cash used in financing activities	(43,000)	(53,000)

Net decrease in cash	(57,000)	(92,000)
Cash, beginning of period	656,000	410,000

Cash, end of period	$599,000	$318,000

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$33,000	$43,000
Income taxes	$—	$—

Non-cash investing and financing activities:
Capital expenditure	$—	$(27,000)
Proceeds from capital lease	$—	$27,000

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 1 — Basis of Presentation

The consolidated condensed balance sheet as of April 30, 2009, which has been derived from audited financial statements, is accompanied by the unaudited interim consolidated condensed financial statements, which reflect the normal recurring adjustments that in the opinion of management are necessary to present fairly Torotel’s financial position at January 31, 2010, and the results of operations for the three and nine months ended January 31, 2010.

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

Note 2 — Nature of Operations

Torotel, Inc. (“Torotel”) conducts business through three wholly owned subsidiaries, Torotel Products, Inc. (“Torotel Products”), Torotel Manufacturing, and Electronika, Inc. (“Electronika”).  Torotel specializes in the custom design and manufacture of a wide variety of precision magnetic components, consisting of transformers, inductors, reactors, chokes and toroidal coils, for use in commercial, industrial and military electronics.  Torotel also designs and distributes ballast transformers for the airline industry.  Approximately 96% of Torotel’s sales during the first nine months of fiscal 2010 have been derived from domestic customers.  Torotel Manufacturing provides manufacturing services to Torotel Products.

Note 3 — Inventories

The components of inventories are summarized as follows:

	January 31,	April 30,
	2010	2009
Raw materials	$613,000	$567,000
Work in process	385,000	141,000
Finished goods	121,000	114,000
	$1,119,000	$822,000

Note 4 — Income Taxes

As of January 31, 2010, the federal tax returns for the fiscal years ended 2005 through 2009 will remain open to audit until the statute of limitations closes for the years in which the net operating losses are utilized.  Torotel would recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.  As of January 31, 2010, Torotel recorded no accrued interest or penalties related to uncertain tax positions.  Management expects no significant change in the amount of unrecognized tax benefit, accrued interest or penalties within the next twelve months.

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

On September 30, 2009, Torotel Products renewed its $500,000 revolving credit agreement with Bank of Blue Valley.  Advances under the credit line are limited to 75% of eligible billed receivables.  The revolving line is collateralized by the land and buildings in Olathe, Kansas.  Under the terms of the agreement, the outstanding balance of the revolving line bears interest at 1.00% over the bank’s corporate base rate with an interest rate floor of 6.00% and has a maturity date of September 30, 2010.  As of January 31, 2010, the effective borrowing rate was 6.00% and the entire credit line was available.

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

Torotel has Restricted Stock Agreements dated August 7, 2007, with eight (8) key employees pursuant to the Stock Award Plan (“SAP”).  The SAP provides key employees the opportunity to acquire common stock of Torotel pursuant to awards earned for accomplishing goals that promote the long-term financial performance of Torotel.  Under the terms of the SAP, which was filed as Exhibit 10.9 of Form 10-KSB for the fiscal year ended April 30, 2007, the restricted stock awards have a five (5) year restriction period, which shall lapse based on certain conditions as outlined in the SAP.  As of January 31, 2010, the aggregate amount of the existing restricted stock awards was 357,350 shares.  Stock compensation cost of $9,000 for the existing restricted stock awards will be recorded per quarter during the remaining five-year vesting period provided the financial performance metrics as outlined in the SAP are likely to be attained.

On September 2, 2009, Torotel entered into Restricted Stock Agreements with two (2) key employees (Messrs. Sizemore and Serrone) pursuant to the SAP.  The aggregate amount of the restricted stock awards was 250,000 shares of common stock, $.01 par value per share.  Based on the market price of $.27 for Torotel’s common stock as of September 2, 2009, the fair value of the restricted stock at the date of award was $67,500.  Stock compensation cost of $3,000 will be recorded per quarter during the five-year vesting period provided the financial performance metrics as outlined in the SAP are likely to be attained.

Total stock compensation cost for the three months ended January 31, 2010 and 2009 was $22,000 and $16,000, respectively.  Total stock compensation cost for the nine months ended January 31, 2010 and 2009 was $57,000 and $32,000, respectively.

Restricted stock activity for each nine month period through January 31 is summarized as follows:

	2010		2009
	Restricted	Weighted	Restricted	Weighted
	Shares	Average	Shares	Average
	Under	Grant	Under	Grant
	Option	Price	Option	Price
Outstanding at May 1	434,910	$.500	686,750	$.453
Granted	250,000	$.270	—	—
Vested	(34,160)	$.500	(40,000)	$.300
Forfeited	(43,400)	$.500	—	—
Outstanding at January 31	607,350	$.405	646,750	$.463

Note 7 — Stockholders’ Equity

The components of stockholders’ equity are summarized as follows:

	January 31,	April 30,
	2010	2009
Common stock, at par value	$60,000	$60,000
Capital in excess of par value	12,529,000	12,472,000
Accumulated deficit	(10,723,000)	(10,473,000)
	1,866,000	2,059,000
Less treasury stock, at cost	90,000	90,000
	$1,776,000	$1,969,000

Torotel has 6,000,000 shares of common stock, $.01 par value, authorized and 5,873,100 shares issued and outstanding.  The changes in shares of common stock outstanding as of January 31 of each period are summarized as follows:

	2010	2009
Balance, May 1	5,666,500	5,878,340
Restricted stock activity	250,000	—
Treasury stock activity	(43,400)	—

Balance, January 31	5,873,100	5,878,340

Note 8 — Earnings Per Share

Torotel utilizes a dual presentation of basic and diluted earnings per share (“EPS”) on the face of the consolidated statements of operations and provides a reconciliation of the numerator and denominator used in computing basic and diluted EPS.  Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  The 607,350 shares issued pursuant to the Restricted Stock Agreements (see Note 6 of Notes to Consolidated Condensed Financial Statements) meet the definition of contingently issuable shares; as a result, these shares will not be included in the basic EPS calculation until the performance measurements have been satisfied.  The restricted shares will be treated as a common stock equivalent for the diluted EPS calculation.

The basic and diluted earnings per common share were computed as follows:

Year-to-Date EPS Calculations

	2010	2009
Net earnings (loss)	$(250,000)	$351,000

Weighted average common shares outstanding for basic EPS	5,235,551	5,218,402
Incremental shares for effect of restricted stock	—	659,938
Weighted average common shares outstanding for dilutive EPS	5,235,551	5,878,340

Basic earnings (loss) per share	$(.05)	$.07
Diluted earnings (loss) per share	$(.05)	$.06

No incremental shares are included in the 2010 EPS calculations for the 607,350 shares of restricted common stock since the effect would be anti-dilutive.

Quarterly EPS Calculations

	2010	2009
Net earnings (loss)	$(126,000)	$102,000

Weighted average common shares outstanding for basic EPS	5,243,472	5,231,590
Incremental shares for effect of restricted stock	—	646,750
Weighted average common shares outstanding for dilutive EPS	5,243,472	5,878,340

Basic earnings (loss) per share	$(.02)	$.02
Diluted earnings (loss) per share	$(.02)	$.02

No incremental shares are included in the 2010 EPS calculations for the 607,350 shares of restricted common stock since the effect would be anti-dilutive.

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

Compensation expense is recognized over the vesting period based upon the estimated fair value of the SARs pursuant to the terms of the Plan using the Black-Scholes options-pricing model as of the end of each financial reporting period.  As of January 31, 2009, the fair value of the SARs was determined using the following assumptions: no dividend payments over the life of the SARs since Torotel has not issued any form of dividend since 1985; an expected volatility of 137.4% based on Torotel’s historical volatility using the weekly closing price over the past three years; a risk-free interest rate of 1.75%; and an expected life of three years based on the length of service estimated to be served.  As of January 31, 2010, the fair value of the SARs was determined using the following assumptions: no dividend payments over the life of the SARs since Torotel has not issued any form of dividend since 1985; an expected volatility of 107.5% based on Torotel’s historical volatility using the weekly closing price over the past three years; a risk-free interest rate of 2.50%; and an expected life of three years based on the length of service estimated to be served.  Based on these assumptions, the fair value prices per share of the outstanding SARs as of January 31, 2010, are summarized as follows:

	SARs				Aggregate	Aggregate
	Under	Exercise	Fair Value	%	Vested	Intrinsic
Grant Date	Option	Price	Price	Vested	Fair Value	Value
October 1, 2004	60,000	$.350	$.166	100%	$10,000	$—
May 1, 2005	30,000	$.302	$.173	100%	$5,000	$—
May 1, 2006	30,000	$.695	$.131	100%	$4,000	$—
May 1, 2007	30,000	$.500	$.148	67%	$3,000	$—
June 4, 2007	10,000	$.412	$.158	67%	$1,000	$—
May 1, 2008	40,000	$.550	$.143	33%	$2,000	$—
May 1, 2009	40,000	$.208	$.190	0%	$—	$2,000

The vested portion represents 160,000 SARs.  As of January 31, 2010, the total aggregate intrinsic value of these exercisable SARs was $2,000.

SARs transactions for each nine month period through January 31 are summarized as follows:

	2010		2009
		Weighted		Weighted
	SARs	Average	SARs	Average
	Under	Grant	Under	Grant
	Option	Price	Option	Price
Outstanding at May 1	200,000	$.460	160,000	$.438
Granted	40,000	$.208	40,000	$.550
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at January 31	240,000	$.418	200,000	$.460

SARs exercisable at end of period	160,000	$.444	123,300	$.408
Weighted average fair value of SARs granted during the period		$.190		$.168

The following information applies to SARs outstanding for each nine month period through January 31:

	2010	2009
Number outstanding	240,000	200,000
Range of grant prices	$.208 - $.695	$.302 - $.695
Weighted average grant price	$.418	$.460
Weighted average remaining contractual life	6.73 yrs.	7.23 yrs.

Total compensation expense for the outstanding SARs for the nine months ended January 31, 2010 and 2009 was an expense of $8,000 and a credit of $24,000, respectively.  Total compensation expense for the outstanding SARs for the three months ended January 31, 2010 and 2009 was an expense of $4,000 and a credit of $22,000, respectively.  As of January 31, 2010, there was $13,000 of total unrecognized compensation expense related to non-vested SARs granted under the Plan.  That cost is expected to be recognized over a weighted average period of .63 years.  The liability for SARs on the consolidated condensed balance sheets as of January 31, 2010 and April 30, 2009, was $25,000 and $17,000, respectively.

Note 10 — Customer Deposits

The new contract for the potted coil assembly provides for milestone payments in the aggregate amount of $1,148,000 to be paid by the customer prior to the commencement of product deliveries in April 2010.  This aggregate amount will be used to procure raw materials and to establish a 500-piece finished goods buffer as requested by the customer.  As of January 31, 2010, Torotel had received milestone payments of $409,000.  This amount is reflected as a customer deposit under current liabilities in the accompanying consolidated condensed balance sheet.  These milestone payments will be applied to invoices ratably over the course of the contract as product is delivered.  In accordance with its revenue recognition policy, Torotel will recognize revenue on this contract upon monthly delivery of the product.

Note 11 — Concentrations of Credit Risk

Financial instruments that potentially subject Torotel to concentrations of credit risk consist principally of cash and accounts receivable.  Torotel grants unsecured credit to most of its customers.  Management does not believe that it is exposed to any extraordinary credit risk as a result of this policy.  At various times, and at January 31, 2010, cash balances exceeded federally insured limits.  Torotel has not experienced any losses in the cash accounts and management does not believe Torotel is exposed to any significant credit risk with respect to its cash.

Note 12 — New Accounting Pronouncement

Torotel adopted The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles effective August 1, 2009.  The FASB Accounting Standards Codification (“Codification”) is identified as the source of authoritative U.S. GAAP recognized by the FASB to be applied by non-governmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification is non-authoritative.

In the third quarter of fiscal 2010, Torotel adopted FASB Accounting Standards Update (ASU) No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements, which amends ASC 855, Subsequent Events.  This ASU removes the requirement for a SEC filer to disclose a date through which subsequent events have been evaluated.  This change removes potential conflicts with SEC requirements.  The adoption did not have a material effect on Torotel’s consolidated financial statements.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Torotel, Inc. (“Torotel”) conducts business primarily through three wholly owned subsidiaries, Torotel Products, Inc. (“Torotel Products”), Torotel Manufacturing, Inc., and Electronika, Inc. (“Electronika”).  Torotel Manufacturing, Inc. provides manufacturing services to Torotel.

Torotel Products designs and manufactures a wide variety of magnetic components for use in military, aerospace and industrial electronic applications.  These magnetic components, which consist of transformers, inductors, reactors, chokes, and toroidal coils, are used to modify and control electrical voltages and currents in electronic devices.  For example, if equipment containing one of these components receives an electrical voltage or current which is too high for proper operation of the equipment, the component would modify and control the electrical voltage or current to allow proper operation of the equipment.  While Torotel Products primarily manufactures the components in accordance with pre-developed mechanical and electrical requirements, in some cases it will be responsible for both the overall design and manufacture of the components.  The magnetic components are sold to manufacturers who incorporate them into an end-product.  The major applications include aircraft navigational equipment, voice and data secure communications, medical equipment, avionics equipment, down-hole drilling and conventional missile guidance systems.  As part of its growth strategy, Torotel Products has been actively pursuing opportunities in electro-mechanical assemblies.  These efforts resulted in nearly $800,000 of new business from two new customers in fiscal 2009 and an additional $590,000 in fiscal 2010.  Assemblies will continue to be a major market focus going forward.

Torotel Products markets its components primarily through an internal sales force and through independent manufacturers’ representatives paid on a commission basis.  These commissions are earned when a product is sold and/or shipped to a customer within the representative’s assigned territory.  Torotel Products also utilizes its engineering department in its direct sales efforts for the purpose of expanding its reach into new markets and/or customers.

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

Electronika’s requirements for the ballast transformers are outsourced pursuant to a Manufacturing Agreement with Magnetika, a corporation owned by the Caloyeras family.  Under the terms of the agreement, Magnetika provides all necessary raw material, labor, testing, packaging and related services required to complete the manufacture, delivery and sale of the ballast transformers.  Electronika retains ownership of all designs, drawings, specifications and intellectual property rights associated with the ballast transformers.  Magnetika is a manufacturing company that, in addition to the aforementioned ballast transformers, manufactures various other products similar to those of Torotel for other unrelated customers.  Magnetika’s annual sales are estimated to be about 30% higher than the annual sales of Torotel.  Total purchases of goods from Magnetika by Electronika amounted to $5,000 for the nine months ended January 31, 2010.

Business Outlook

Notwithstanding the current economic climate, including the ongoing delays in aircraft orders and production, and the uncertainty surrounding the next U.S. defense budget, the overall business outlook remains favorable due to higher demand for the potted coil assembly for the Hellfire II missile system, the award of a major long-term commercial contract in February 2010 valued at $1.1 million with deliveries scheduled through July 2011, and improved quoting activity for various magnetic components.  Additionally, management believes a new long-term contract valued at over $5.0 million for the potted coil assembly will be awarded later in calendar 2010.

As of January 31, 2010, the consolidated order backlog was $7.0 million.  This amount was comprised of $5.2 million for the potted coil assembly, $1.3 million in magnetic components and $0.5 million in electro-mechanical assemblies.  New order bookings during the first nine months of fiscal 2010, exclusive of the potted coil assembly, decreased 12% to $3.3 million.  The industry mix of Torotel Products’ net sales for the first nine months in fiscal 2010 was 58% defense, 26% aerospace and 16% industrial compared to 44% defense, 33% aerospace and 23% industrial for the same period last year.  This shift toward defense follows the trend expected for fiscal 2010 because of the higher demand for the potted coil assembly.

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

The discussion and analysis of the results of operations include the operations of Torotel, Inc. and its subsidiaries, Torotel Products, Inc., Torotel Manufacturing, Inc., and Electronika, Inc.  While each company’s results are included in the following discussion, segment reporting is not applicable because the products offered are similar in form and function, and target similar markets.

Nine Months Ended January 31, 2010 Compared With Nine Months Ended January 31, 2009

Consolidated net sales decreased 13%.  The net sales of Torotel Products decreased 11% from $5,455,000 to $4,831,000.  This decrease was attributable to the lower demand for magnetic components, molded coils and lower shipments of various assemblies.  This lower sales volume was offset partially by the higher demand for the potted coil assembly.  The net sales of Electronika decreased 89% from $124,000 to $13,000, which is consistent with the sales volume expected from Electronika.

Consolidated gross profit as a percentage of net sales decreased 2%.  The gross profit percentage of Torotel Products decreased 2% because of higher material costs associated with the product mix and lower sales volume without a comparable change in production overhead costs.  Electronika’s gross profit as a percentage of net sales remained unchanged.

Engineering expenses, applicable only to Torotel Products, decreased 9% from $264,000 to $241,000   because of a $20,000 decrease in payroll costs mainly due to fewer engineering college interns employed during the current period and a $14,000 decrease in training costs.  These decreases were offset partially by a $6,000 increase in travel costs, $4,000 increase in software expense, and a $1,000 increase in outside personnel.  Management does not anticipate any significant increase in the present level of engineering expenses.

Consolidated selling, general and administrative (“SG&A”) expenses increased 18%.  The SG&A expenses of Torotel increased 48% from $200,000 to $295,000 primarily because of a $31,000 change in the fair value of stock appreciation rights, a $28,000 increase in professional fees, a $16,000 increase in auditing fees, a $9,000 increase in consulting fees, a $6,000 increase in directors fees, a $5,000 increase in annual meeting costs.  The SG&A expenses of Torotel Products increased nearly 14% from $1,165,000 to $1,322,000 primarily because of a $107,000 increase in recruiting costs, a $78,000 increase in payroll-related costs, a $10,000 increase in building repair costs, a $9,000 increase in stock compensation costs, a $9,000 increase in information technology costs, a $5,000 increase in bank charges and refinancing fees, and a $5,000 increase in office supplies.  These increases were offset partially by a $34,000 decrease in sales commissions, a $16,000 decrease in consulting costs and a $15,000 decrease in professional fees.  Electronika did not incur any SG&A expenses in either period.  Management does not anticipate any significant increase in the present level of SG&A expenses.

Interest expense, entirely attributable to Torotel Products, decreased nearly 23% because of a lower debt level and a lower effective borrowing rate as a result of a refinancing of the mortgage debt (see Note 5 of Notes to Consolidated Condensed Financial Statements).

For the reasons discussed above, the consolidated pretax earnings decreased from a profit of $351,000 to a loss of $250,000.  The pretax loss of Torotel increased from $200,000 to $294,000.  The pretax earnings of Torotel Products decreased from $477,000 to $36,000.  The pretax earnings of Electronika decreased from $74,000 to $8,000.

Three Months Ended January 31, 2010 Compared With Three Months Ended January 31, 2009

Consolidated net sales decreased 4%.  The net sales of Torotel Products decreased 3% from $1,597,000 to $1,542,000.  This decrease was attributable to the lower demand for magnetic components and molded coils.  This lower sales volume was offset partially by the higher demand for the potted coil assembly.  The net sales of Electronika decreased 64% from $22,000 to $8,000, which is consistent with the sales volume expected from Electronika.

Consolidated gross profit as a percentage of net sales decreased 5%.  The gross profit percentage of Torotel Products decreased 4% primarily because of the effect of higher labor costs associated with underutilized labor resources resulting from the hiring and training of additional production labor in anticipation of receiving the major commercial contract discussed above under “Business Outlook”.  Electronika’s gross profit as a percentage of net sales remained unchanged.

Engineering expenses, applicable only to Torotel Products, decreased 18% from $87,000 to $71,000.   Management does not anticipate any significant increase in the present level of engineering expenses.

Consolidated selling, general and administrative (SG&A) expenses increased 41%.  The SG&A expenses of Torotel increased 380% from $10,000 to $48,000 primarily because of a $26,000 change in the fair value of stock appreciation rights and a $12,000 increase in auditing fees.  These increases were offset partially by a $2,000 decrease in liability insurance costs and a $1,000 decrease in directors fees.  The SG&A expenses of Torotel Products increased nearly 32% from $362,000 to $478,000 primarily because of a $70,000 increase in recruiting costs, a $26,000 increase in payroll costs, a $25,000 increase in training costs, an $8,000 increase in building maintenance costs, and a $6,000 increase in stock compensation costs.  These increases were offset partially by a $10,000 decrease in sales commissions, a $6,000 decrease in consulting costs, and a $4,000 decrease in property taxes.  Electronika did not incur any SG&A expenses in either period.  Management does not anticipate any significant increase in the present level of SG&A expenses.

Interest expense, entirely attributable to Torotel Products, decreased 29% because of a lower debt level and a lower effective borrowing rate as a result of a refinancing of the mortgage debt (see Note 5 of Notes to Consolidated Condensed Financial Statements).

For the reasons discussed above, the consolidated pretax earnings decreased from $102,000 to a loss of $126,000.  The pretax loss of Torotel increased from $10,000 to $48,000.  The pretax earnings of Torotel Products decreased from $99,000 to a loss of $83,000.  The pretax earnings of Electronika decreased from $13,000 to $5,000.

Liquidity and Capital Resources

As of January 31, 2010, Torotel had $599,000 in cash compared to $656,000 as of April 30, 2009 and $318,000 as of January 31, 2009.  Management anticipates cash flow from operations to improve during the next few quarters given the anticipated higher revenues from the potted coil assembly and the major commercial contract signed in February 2010.

The table below presents the summary of cash flow for the nine month periods indicated through January 31.

	2010	2009
Net cash provided by (used in) operating activities	$60,000	$(18,000)
Net cash used in investing activities	$(74,000)	$(21,000)
Net cash used in financing activities	$(43,000)	$(53,000)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in operating earnings, the timing of shipments and the collection of accounts receivable, changes in inventory, level of sales and payment of accounts payable.  The $74,000 of cash used in investing activities in fiscal 2010 was the result of capital expenditures.  Management anticipates approximately $10,000 of capital expenditures during the remainder of fiscal 2010.  The $43,000 of cash used in financing activities in fiscal 2010 is the net effect of long-term debt payments and capital lease obligations with the Bank of Blue Valley less proceeds from a new equipment loan.  Management believes that the projected cash flow from operations, combined with its existing cash balances, will be sufficient to meet its funding requirements for the foreseeable future.  Torotel does have a $500,000 bank line of credit available, which management anticipates could be utilized to help fund any working capital requirements.

Management believes that inflation will have only a minimal effect on future operations since such effects will be offset by sales price increases, which are not expected to have a significant effect upon demand.

Return on Capital Employed (“ROCE”) is the primary benchmark used by management to evaluate Torotel’s performance.  ROCE measures how effectively and efficiently assets are used (NOA) to generate income (EBIT).  For these purposes, NOA, or Capital Employed, is defined as “accounts receivable + inventory + net fixed assets + miscellaneous operating assets — accounts payable — miscellaneous operating liabilities”.  The performance of Torotel’s management and the majority of its decisions will be measured by whether Torotel’s ROCE improves.  For the fiscal years ended April 30, 2007, 2008 and 2009, Torotel’s ROCE was -7.55%, 12.25% and 18.19%, respectively.  The ROCE for the 12-month trailing period ended January 31, 2010 was -13.94%.  This decline in ROCE is largely attributed to the year to date operating loss.  Management believes that the ROCE value will improve over the next few quarters.

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

Credit Risk

Financial instruments that potentially subject Torotel to concentrations of credit risk consist principally of cash and accounts receivable.  Torotel grants unsecured credit to most of its customers.  Management does not believe that it is exposed to any extraordinary credit risk as a result of this policy.  At various times, and at January 31, 2010, cash balances exceeded federally insured limits.  Torotel has not experienced any losses in the cash accounts and management does not believe Torotel is exposed to any significant credit risk with respect to its cash.

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

The carrying amounts of certain financial instruments, including cash, trade receivables, prepaid expenses and other current assets, trade accounts payable and accrued liabilities approximate fair value due to their short maturities.  As of January 31, 2010, the amount of Torotel’s long-term debt approximates fair value based on the present value of estimated future cash flows using a discount rate commensurate with a borrowing rate available to Torotel.

Treasury Stock

Torotel utilizes the weighted average cost method in accounting for its treasury stock transactions.

Revenue Recognition

Revenue is recognized when a fixed price contract or purchase order exists; delivery has occurred; and collection is reasonably assured.  Selling terms are FOB Shipping Point so Torotel considers its products delivered once they have been shipped and title and risk of loss have been transferred.  Torotel’s consolidated net sales arising from contracts having deliveries scheduled over a period of more than one year for the nine month periods ended January 31, 2010 and 2009, were approximately 34% and 20%, respectively, because of the contracts for the potted coil assembly.

Allowance for Doubtful Accounts

Gross trade accounts receivable are offset with an allowance for doubtful accounts.  The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in Torotel’s existing accounts receivable.  Management reviews the allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectability.  Account balances are charged against the allowance when placed for collection.  Recoveries of receivables previously written off are recorded when received.  The majority of the customer accounts are considered past due after the invoice becomes older than the customer’s credit terms.  Interest is not charged on past due accounts.  The allowance for doubtful accounts as of January 31, 2010 and April 30, 2009, was $6,000.

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using a moving average cost method of valuation that currently and historically approximates the first-in, first-out method.  Torotel’s industry is characterized by short-term customer commitments and changes in demand, as well as other market considerations.  Provisions for obsolete and excess inventory are based on reviews of inventory usage, quantities on hand and latest product demand information from customers.  Inventories are reviewed in detail utilizing a 12-month time horizon.  Individual part numbers that have not had any usage or purchases  in a 12-month time period and do not have any known usage requirements are categorized as obsolete; individual part numbers having more than a 12-month supply based on the current year’s usage are categorized as excess.  Once specific inventory has been identified as excess or obsolete, the cost of the identified inventory is fully reserved and the cost of the inventory is not recovered until it is sold.  The reserve balance is analyzed for adequacy as part of the inventory review each quarter.

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

Warranty Costs

Torotel maintains a reserve for estimated warranty costs associated with products returned from customers.  A limited warranty is provided for a period of one year which requires Torotel to repair or replace defective products at no cost to the customer.  The warranty reserve is based on historical experience and reflects management’s best estimate of probable liability under the product warranties.

Stock-based Compensation

Torotel follows the fair value recognition provisions in accounting for transactions involving stock appreciation rights and restricted stock.

New Accounting Pronouncements

In the third quarter of fiscal 2010, Torotel adopted FASB Accounting Standards Update (ASU) No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements, which amends ASC 855, Subsequent Events.  This ASU removes the requirement for a SEC filer to disclose a date through which subsequent events have been evaluated.  This change removes potential conflicts with SEC requirements.  The adoption did not have a material effect on Torotel’s consolidated financial statements.

Torotel adopted The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles effective August 1, 2009 (see Note 12 of Notes to Consolidated Condensed Financial Statements).  The FASB Accounting Standards Codification (“Codification”) is identified as the source of authoritative U.S. GAAP recognized by the FASB to be applied by non-governmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification is non-authoritative.

Forward-Looking Information

This report, as well as our other reports filed with the Securities and Exchange Commission (“SEC”), and in press releases and other public communications throughout the year, contains forward looking statements made pursuant to the safe harbor provisions of The Private Securities Litigation Reform Act of 1995.  The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast,” “may,” “will,” “should,” “continue,” “predict” and similar expressions are intended to identify forward looking statements.  This report contains forward-looking statements regarding, among other topics, our expected financial position, results of operations, cash flows, strategy, budgets and management’s plans and objectives.  Accordingly, these forward-looking statements are based on assumptions about a number of important factors.  While we believe that our assumptions about such factors are reasonable, such factors involve risks and uncertainties that could cause actual results to be different from what appear here.These risk factors include: general economic conditions in the United States and specifically, economic conditions affecting the defense and aerospace industries, the ability to adequately pass through to customers unanticipated future increases in raw material costs, decreased demand for products, delays in developing new products, expected orders that do not occur, loss of key customers, the impact of competition and price erosion as well as supply and manufacturing constraints, the availability of credit, and other risks and uncertainties.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will prove accurate, and our actual results may differ materially from these forward-looking statements.  We assume no obligation to update any forward-looking statements made herein.

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

Torotel, Inc.
(Registrant)

March 16, 2010	/s/ Dale H. Sizemore, Jr.
Date	Dale H. Sizemore, Jr.
Chief Executive Officer

March 16, 2010	/s/ H. James Serrone
Date	H. James Serrone.
Chief Financial Officer