Form 10-K
period 2010-04-30
TOROTEL INC
filed 2010-07-15
CIK 98752

Use these links to rapidly review the document

ITEM 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2010
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates, computed based on the closing sale price of the over-the-counter market on October 31, 2009, was $391,671. As of July 15, 2010, there were 5,873,100 shares of Common Stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders on September 20, 2010, are incorporated by reference into Part III.

TOROTEL, INC.

FORM 10-K

Fiscal Year Ended April 30, 2010

Forward-Looking Information

        This report, as well as our other reports filed with the Securities and Exchange Commission ("SEC"), and in press releases and other public communications throughout the year, contains forward-looking statements made pursuant to the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. The words "believe," "estimate," "anticipate," "project," "intend," "expect," "plan," "outlook," "forecast," "may," "will," "should," "continue," "predict" and similar expressions are intended to identify forward-looking statements. This report contains forward-looking statements regarding, among other topics, our expected financial position, results of operations, cash flows, strategy, budgets and management's plans and objectives. Accordingly, these forward-looking statements are based on assumptions about a number of important factors. While we believe that our assumptions about such factors are reasonable, such factors involve risks and uncertainties that could cause actual results to be different from what appear here. These risk factors include: without limitation: our incurrence of a net loss for the fiscal year ended April 30, 2010, declining sales by our Electronika subsidiary, our relatively limited customer base, risks in fulfilling military subcontracts, our ability to finance operations, continued government production of the Hellfire II missile system for which we supply parts, the ability to adequately pass through to customers unanticipated future increases in raw material costs, decreased demand for products, delays in developing new products, markets for new products and the cost of developing new markets, expected orders that do not occur, loss of key customers, the impact of competition and price erosion as well as supply and manufacturing constraints, and other risks and uncertainties. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will prove accurate. Accordingly, our actual results may differ materially from these forward-looking statements. We assume no obligation to update any forward-looking statements made herein.

 PART I

ITEM 1.    Business

        Torotel, Inc. ("Torotel") conducts business primarily through three wholly owned subsidiaries, Torotel Products, Inc. ("Torotel Products"), Torotel Manufacturing Corporation, and Electronika, Inc. ("Electronika"). Torotel Manufacturing Corporation provides manufacturing services to Torotel Products. Electronika also had a wholly owned subsidiary, Electronika-Kansas, Inc. ("Electronika-Kansas") that provided contract manufacturing services for Torotel Products. Torotel no longer conducts business through its Electronika-Kansas subsidiary and its employees were transferred to Torotel Products in April 2004.

        Torotel Products specializes in the custom design and manufacture of a wide variety of precision magnetic components, consisting of transformers, inductors, reactors, chokes and toroidal coils. These components modify and control electrical voltages and currents in electronic devices. Torotel Products sells these magnetic components to original equipment manufacturers, which use them in products such as aircraft navigational equipment, digital control devices, voice and data secure communications, medical equipment, avionics equipment, down-hole drilling, and conventional missile guidance systems.

        Electronika is a marketing and licensing company selling ballast transformers to the airline industry. These transformers activate and control the lights in airplane cockpits and passenger compartments. Electronika's ballast transformers are used as spare and replacement parts in DC-8, DC-9, DC-10, MD-80, and MD-88 aircraft.

        Torotel was incorporated under the laws of the State of Missouri in 1956. Torotel's offices are located at 620 North Lindenwood Drive, Olathe, Kansas 66062. Its telephone number is (913) 747-6111. The terms "we," "us," "our," and the "Company" as used herein include Torotel and its subsidiaries, unless the context otherwise requires.

        The following discussion includes the business operations of Torotel Products and Electronika.

TOROTEL PRODUCTS

Principal Products

        Torotel Products designs and manufactures a wide variety of magnetic components for use in military, aerospace and industrial electronic applications. These magnetic components, which consist of transformers, inductors, reactors, chokes, and toroidal coils, are used to modify and control electrical voltages and currents in electronic devices. For example, if equipment containing one of these components receives an electrical voltage or current which is too high for proper operation of the equipment, the component would modify and control the electrical voltage or current to allow proper operation of the equipment. While Torotel Products primarily manufactures the components in accordance with pre-developed mechanical and electrical requirements, in some cases it will be responsible for both the overall design and manufacture of the components. The magnetic components are sold to manufacturers who incorporate them into an end-product. The major applications include aircraft navigational equipment, digital control devices, voice and data secure communications, medical equipment, avionics equipment, down-hole drilling and conventional missile guidance systems. Torotel Products has a line of 400 Hz miniature power transformers listed on the Qualified Products List ("QPL") of the Department of Defense ("DOD"), which requires re-qualification with the DOD every five years. The most recent re-qualification approval was received in 2007. Torotel Products anticipates re-qualification approval in 2012. Sales of the 400 Hz QPL products represent approximately 5% of the net sales of Torotel Products.

Marketing and Customers

        Torotel Products' sales do not represent a significant portion of any particular market. While approximately 43% of annual sales in fiscal 2010 came from select commercial markets, such as aerospace, airport lighting, oil drilling, and telecommunications, historically Torotel Products has primarily focused its activities toward the military market. As a result, the business of Torotel Products is subject to various risks including, without limitation, dependence on government appropriations and program allocations, potential cutbacks in military spending, the requirement that some of our products be approved and qualified by the government before we can sell them, and the competition for available military business. As part of its growth strategy, Torotel Products has been actively pursuing opportunities in electro-mechanical assemblies. In addition, Torotel has been engaged in fact-finding efforts regarding an injection molding product capability. Pursuing this opportunity further would require an investment in equipment and a leased facility. Both assemblies and injection molding products will continue to be major market priorities going forward.

        Torotel Products maintains a website at www.torotelproducts.com. Torotel Products markets its products primarily through an internal sales force and independent manufacturers' representatives paid on a commission basis. These commissions are earned when a product is sold and/or shipped to a customer within the representative's assigned territory. Torotel Products also utilizes its engineering department in its direct sales efforts for the purpose of expanding its reach into new markets and/or customers. Other distribution methods may include visits to customers, lunch and learn presentations to customers' engineers, catalog brochures, magazine ads, trade show exhibits and/or speaker presentations at trade shows.

        Torotel Products is an approved source for magnetic components used in numerous military and aerospace systems, which means Torotel Products is automatically solicited for any procurement needs for such applications. The magnetic components manufactured by Torotel Products are sold primarily in the United States, and most sales are awarded on a competitive bid basis.

        Torotel Products has a primary base of about 25 customers that provide nearly 90% of its annual sales volume. This customer base includes many "Fortune 100" prime defense and aerospace companies. Torotel Products' primary strategy focuses on providing superior service to this core group of customers, including engineering support and new product design. The objective is to achieve growth with these customers, or other targeted companies that possess the potential for inclusion into the core group. During the fiscal year ended April 30, 2010, sales to a major customer accounted for 43% of the net sales of Torotel Products. A loss or material reduction in orders from this customer could have a material adverse affect on us.

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

Manufacturing

        Nearly all of Torotel Products' sales consist of electronic products manufactured to customers' specifications. Aside from contractually required finished goods buffers, only a limited inventory of finished goods is maintained. Although special wire-winding machines and molding machines are used in the production process, the various electronic products are manually assembled, with numerous employees and some subcontractors contributing to the completion of the products.

        Essential materials used by Torotel Products in the manufacturing process include magnetic materials, copper wire, plastic housings and epoxies. We believe these materials are available from many sources. Major suppliers include Allstar Magnetics Inc., Electrical Insulation Suppliers, Inc., Mod & Fab and Magnetic Metals-Western Division. Special copper contact plates and polycarbonate materials are used in manufacturing the potted coil assembly for the Hellfire II missile system. The plates are purchased from Fotofabrication Corporation, which is the only qualified approved source. The polycarbonate materials are purchased from Spectrum Plastics, which is the only qualified source. Torotel Products has not experienced any significant curtailment of production because of material shortages, but any long lead times or high dollar minimum orders could have an adverse impact on sales bookings. To mitigate any potential losses associated with a significant disruption in delivery, Torotel Products maintains contingent business interruption insurance on both suppliers. The polycarbonate materials are purchased from Spectrum Plastics, which is also the only qualified approved source. Torotel Products maintains contingent business interruption insurance on both suppliers' facilities to insure against loss of business income associated with a disruption in production at either supplier as a result of a fire, tornado, explosion or other similar type loss.

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

Governmental Regulations

        A significant portion of Torotel Products' business is derived from subcontracts with prime contractors of the U.S. government. As a U.S. subcontractor, Torotel Products is subject to federal contracting regulations. These subcontracts provide that they may be terminated at the convenience of the U.S. government. Upon such termination, adequate financial compensation is usually provided in such instances to protect from suffering a loss on a contract. These subcontracts also provide that they may be terminated for default for failure to perform a material obligation in a subcontract. In the event of a termination for default, the customer may have the unilateral right at any time to require Torotel Products to pay the excess, if any, of the cost of purchasing a substitute item from a third party. If the customer has suffered other ascertainable damages as a result of a sustained default, the customer could demand payment of such damages. Torotel Products has never experienced any terminations for default.

        As a supplier of products for military applications, Torotel must comply with laws concerning the export of material used exclusively for military purposes. The export of those types of materials is covered under the International Traffic in Arms Regulations ("ITAR") and the Arms Export Control Act ("AECA"). Torotel Products has a 1-year license from the U.S. Department of State making it eligible to provide defense-related components pursuant to ITAR and AECA. Torotel Products expects to renew this license in October 2010.

Intellectual Property

        The products sold by Torotel Products are not protected by patents or licenses. Torotel Products relies on the expertise of its employees in both the design and manufacture of its products. Because of the highly competitive nature of the industry, it is possible that a competitor may also learn to design and produce products with similar performance characteristics. Torotel has been issued U.S. Trademark Registration #1,123,071 for "TOROTEL". This trademark registration expires July 24, 2019.

Environmental Laws

        In fiscal 2010, Torotel Products incurred costs of approximately $1,000 to ensure compliance with federal, state and local regulations on the proper handling, storage, disposal, and discharge of hazardous materials into the environment, or otherwise relating to the protection of employees, the community, and the environment. Torotel Products anticipates similar costs to be incurred in the fiscal year ending April 30, 2011.

Employees

        Torotel Products presently employs 99 full-time and 14 part-time employees. We believe an adequate supply of qualified personnel is available in the facility's immediate vicinity. Effective June 1, 2005, Torotel Products' production employees became non-union as they no longer are represented by the International Association of Machinists and Aerospace Workers, AFL-CIO, Lodge No. 778.

ELECTRONIKA

Principal Products

        Electronika sells ballast transformers to the airline industry. These transformers activate and control the lights in airplane cockpits and passenger compartments. Electronika's ballast transformers are used as spare and replacement parts in DC-8, DC-9, DC-10, MD-80 and MD-88 aircraft.

Marketing and Customers

        Sales of ballast transformers have been made to the airline industry primarily for use in DC-8 and DC-9 aircraft. As a result, the business of Electronika is subject to various risks including, without limitation, the age of the fleet that uses Electronika's products, the eventual retirement of that fleet, and its replacement with newer aircraft, and competition for the available spare parts business. Electronika's sales do not represent a significant portion of any particular market.

        The Federal Aviation Administration has approved Electronika as a source for ballasts on the DC-8, DC-9, DC-10, MD-80, and MD-88 aircraft, and Electronika generally is automatically solicited for any procurement needs for such applications. The ballast transformers are sold primarily in the United States, and most sales are awarded on a competitive bid basis. Although all existing orders are subject to schedule changes or cancellation, adequate financial compensation is usually provided in such instances to protect the contractor from suffering a loss on a contract.

        Electronika has a primary base of approximately five customers, which are contacted from time to time for sales and marketing purposes. In the fiscal year ended April 30, 2010, sales to two customers accounted for 55% and 28% of the net sales of Electronika.

Competition

        The market in which Electronika competes is not highly competitive, but it is shrinking due to the age and retirement of the aircraft that use the ballasts sold by Electronika and due to the lack of usage of these ballasts on newer aircraft. A limited number of companies sell ballasts of the type sold by Electronika. The ability of Electronika to compete depends, among other factors, on price, lead times, on-time delivery performance and quality assurance.

Manufacturing

        Electronika's requirements for ballast transformers are outsourced pursuant to a Manufacturing Agreement with Magnetika, Inc. ("Magnetika"), a corporation owned by the Caloyeras family, which presently owns approximately 43% of the common shares of Torotel. Under the terms of the agreement, Magnetika provides all necessary raw material, labor, testing, packaging and related services required to complete the manufacture, delivery and sale of the ballast transformers, and Electronika is obligated to order all of its ballast transformer requirements exclusively from Magnetika. Electronika retains ownership of all designs, drawings, specifications and intellectual property rights associated with the ballast transformers. In exchange for the services provided to Electronika under the Manufacturing Agreement, Magnetika receives 40 percent of the net sales price of all ballast transformers sold by Electronika. The Manufacturing Agreement continues in effect until April 1, 2012. In the fiscal year ended April 30, 2010, Electronika incurred costs of $6,000 for goods purchased on trade terms of net 20 days pursuant to the Manufacturing Agreement. Of the amount purchased, $6,000 was due and payable as of April 30, 2010.

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

ITEM 2.    Properties

        We own a 24,000 square foot building located in Olathe, Kansas. This facility is occupied by Torotel Products, and also serves as Torotel's executive offices, as well as the business office of Electronika and Torotel Manufacturing Corporation. The purchase cost of the building, along with the improvements, was $1,027,000. This property is subject to a first deed of trust securing indebtedness with the Bank of Blue Valley in the amount of $572,000. We completed a refinancing of this debt on June 1, 2009. The outstanding balance bears interest at a fixed rate of 6.5% per annum and requires monthly principal and interest payments of $9,543. The note has a maturity date of May 25, 2014, may be prepaid without penalty, and is collateralized by substantially all assets of Torotel.

        We believe the Olathe facility and its equipment are well maintained, in good operating condition and adequately insured. Present utilization of the facility is less than 50% of maximum capacity.

ITEM 3.    Legal Proceedings

        None.

ITEM 4.    (Removed and Reserved)

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)   Market Information

        Trading in Torotel's common stock is conducted in the over-the-counter market pink sheets under the symbol "TTLO.PK".

  Price Range of Common Stock

        The following table sets forth the high and low sales prices of Torotel's common stock as obtained from the Yahoo Finance website at www.finance.yahoo.com. These prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	2010		2009
Fiscal Period	High	Low	High	Low
May to July	$0.27	$0.12	$0.60	$0.36
August to October	0.30	0.18	0.75	0.30
November to January	0.27	0.22	0.45	0.25
February to April	0.30	0.27	0.28	0.18

(b)   Approximate Number of Equity Security Holders

Title of Class	Number of Record Holders as of June 10, 2010
Common Stock, $.01 par value	631

(c)   Dividend History and Restrictions

        We have never paid a cash dividend on our common stock and have no present intention of paying cash dividends in the foreseeable future. Our present borrowing agreements do not prohibit the payment of cash dividends.

(d)   Dividend Policy

        Future dividends, if any, will be determined by our Board of Directors in light of the circumstances then existing, including Torotel's earnings, financial requirements, general business conditions and credit agreement restrictions.

(e)   Securities Authorized for Issuance under Equity Compensation Plans

        Torotel has a long-term incentive plan which includes a Stock Award Plan (see Note F of Notes to Consolidated Financial Statements). The table below includes the number of shares authorized for the Stock Award Plan.

 Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights A	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights B	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in Column A) C
Equity Compensation Plans approved by shareholders	-0-	-0-	-0-
Equity Compensation Plans not approved by shareholders	-0-	-0-	126,900
Total	-0-	-0-	126,900

        Torotel also has a Directors Stock Appreciation Rights Plan for non-employee directors (see Note L of Notes to Consolidated Financial Statements).

        There were no unregistered sales of securities or any share repurchases during the fiscal year ended April 30, 2010.

ITEM 6.    Selected Financial Data

        Information not required.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Torotel, Inc. ("Torotel") conducts business primarily through three wholly owned subsidiaries, Torotel Products, Inc. ("Torotel Products"), Torotel Manufacturing Corporation, and Electronika, Inc. ("Electronika"). Torotel Manufacturing Corporation provides manufacturing services to Torotel Products.

Business Outlook

        Notwithstanding the current economic climate and the uncertainty surrounding the next U.S. defense budget, we believe our overall business outlook remains favorable due to higher demand for the potted coil assembly for the Hellfire II missile system, the award of a $1.1 million long-term industrial contract in February 2010 with deliveries scheduled through July 2011, and improved quoting activity for various magnetic components. Additionally, we believe a new long-term contract in excess of $5.0 million for the potted coil assembly will be awarded later in calendar 2010, although there can be no assurance the contract will be awarded or when sales under the contract would commence. As of April 30, 2010, the consolidated order backlog was nearly $7.4 million. This amount is comprised of $4.0 million for the potted coil assembly, $2.7 million in magnetic components and $700,000 in electro-mechanical assemblies. New order bookings in fiscal 2010 increased 102% to $10.7 million. These bookings included a $4.7 million long-term contract for the potted coil assembly. New order bookings exclusive of the potted coil assembly increased nearly 23% to $6.0 million. This amount consisted of $5.1 million in magnetic components and $900,000 for electro-mechanical assemblies.

        The industry mix of Torotel Products' net sales in fiscal 2010 was 57% defense, 27% aerospace and 16% industrial compared to 43% defense, 34% aerospace and 23% industrial in fiscal 2009. We believe the mix in fiscal 2011 will remain weighted primarily towards defense, but with an increase in the industrial category due to a significant contract signed in February, 2010.

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

        Electronika's net sales continue to be impacted by the decline in the number of active DC-8 and DC-9 aircraft. We expect these sales to continue to decline and eventually phase out with the expiration of the manufacturing agreement.

Results of Operations

        The following management comments regarding Torotel's results of operations and outlook should be read in conjunction with the Consolidated Financial Statements included pursuant to Item 8 of this Annual Report.

        This discussion and analysis of the results of operations include the operations of Torotel, Inc. and its subsidiaries, Torotel Products, Torotel Manufacturing Corporation, and Electronika. The results of Torotel Products, and Torotel Manufacturing Corporation have been combined for discussion purposes. While each company's results are included in the following discussion, segment reporting is not applicable because the products offered are similar in form and function, and target similar markets.

2010 Compared to 2009

        For the reasons discussed below, the consolidated pretax earnings decreased from a profit of $303,000 to a pretax loss of $27,000, the pretax loss of Torotel, Inc. increased from $249,000 to $335,000, the pretax earnings of Torotel Products decreased from $475,000 to $300,000, and the pretax earnings of Electronika decreased from $77,000 to $8,000.

        Consolidated net sales decreased 2%. However, the net sales of Torotel Products remained virtually unchanged from the prior year at $7,076,000. This sustained revenue level is primarily attributable to higher demand for the potted coil assembly. The offsetting decrease was attributable to lower demand for magnetic components, molded coils and lower shipments of various assemblies. The net sales of Electronika decreased 89% from $129,000 to $14,000. This decline was anticipated and we expect Electronika's sales to maintain a downward trend as the demand for replacement parts for DC-8 and DC-9 aircraft continues to shrink.

        Gross profit as a percentage of net sales decreased 1%. The gross profit percentage of Torotel Products decreased 1% because of higher fixed production costs due to the hiring of a chief operating officer and director of operational excellence. Electronika's gross profit as a percentage of net sales remained unchanged.

        Engineering expenses, applicable only to Torotel Products, decreased 11% from $331,000 to $293,000 because of a $32,000 decrease in payroll costs associated with the resignation of an engineer and a $16,000 decrease in training costs. These decreases were partially offset by increases of $6,000 for travel and $4,000 for software subscriptions. We anticipate a significant increase in the present level of engineering expenses due to hiring at least one additional engineer.

        Consolidated selling, general and administrative ("SG&A") expenses increased 13%. The SG&A expenses of Torotel, Inc. increased 35% from $249,000 to $335,000 primarily because of a $39,000 change in the fair value of stock appreciation rights, a $22,000 increase in professional fees, a $10,000 increase in auditing fees, a $9,000 increase in consulting fees, and a $6,000 increase in directors fees. The SG&A expenses of Torotel Products increased 10% from $1,621,000 to $1,780,000 primarily because of a $93,000 increase in recruiting costs, $82,000 increase in payroll costs, a $40,000 increase in retention bonus expense, a $17,000 increase in training costs, a $14,000 increase in building and equipment maintenance, and a $9,000 increase in travel costs. These increases were offset partially by a $51,000 decrease in stock compensation costs, a $34,000 decrease in commissions, and an $11,000 decrease in advertising costs. Electronika did not incur any SG&A expenses in either period. Management does not anticipate any significant increase in the present level of SG&A expenses.

        Interest expense, entirely attributable to Torotel Products, decreased nearly 23% because of the mortgage refinancing effective June 1, 2009, and a lower debt level.

2009 Compared to 2008

        For the reasons discussed below, the consolidated pretax earnings increased from $165,000 to $303,000, the pretax loss of Torotel, Inc. decreased from $344,000 to $249,000, the pretax earnings of Torotel Products decreased from $488,000 to $475,000, and the pretax earnings of Electronika increased from $21,000 to $77,000.

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

Liquidity and Capital Resources

        As of April 30, 2010, Torotel had $1,030,000 in cash and cash equivalents, compared to $656,000 as of April 30, 2009. We do not anticipate any significant changes in the amount of cash flow from operations for fiscal 2011.

        The table below presents the summary of cash flow for the fiscal periods indicated.

	2010	2009
Net cash provided by (used in) operating activities	$525,000	$342,000
Net cash used in investing activities	$(84,000)	$(24,000)
Net cash used in financing activities	$(67,000)	$(72,000)

        Net cash provided by operating activities fluctuates between periods primarily as a result of differences in operating earnings, the timing of shipments and the collection of accounts receivable, changes in inventory, level of sales and payment of accounts payable. The $84,000 of cash used in investing activities was the result of capital expenditures. We anticipate a higher level of capital expenditures during fiscal 2011 as a result of the implementation of a new enterprise resource planning system and additional production equipment. The $67,000 of cash used in financing activities in fiscal 2010 is the net effect of long-term debt payments on the mortgage and installment and capital lease obligations less proceeds from a new equipment loan. We believe that the projected cash flow from operations, combined with existing cash balances, will be sufficient to meet our funding requirements for the foreseeable future. Torotel does have a $500,000 bank line of credit available through September 30, 2010, which could be utilized to help fund any working capital requirements, subject to the adequacy of our borrowing base and other conditions.

        We believe that inflation will have only a minimal effect on future operations since such effects should be offset by sales price increases, which are not expected to have a significant effect upon demand.

        Return on Capital Employed ("ROCE") is the primary benchmark used by management to evaluate Torotel's performance. ROCE measures how effectively and efficiently net operating assets (NOA) are used to generate income before interest and taxes (EBIT). For these purposes, NOA, or Capital Employed, is defined as "accounts receivable + inventory + net fixed assets + miscellaneous operating assets - accounts payable - miscellaneous operating liabilities". The performance of Torotel's management and the majority of its decisions will be measured by whether Torotel's ROCE improves. For the fiscal years ended April 30, 2010 and 2009, Torotel's ROCE was 1.13% and 18.19%, respectively. This decline in ROCE for fiscal year 2010 is largely attributed to the operating loss incurred in fiscal year 2010. We believe that ROCE should improve over the next few quarters due to the reasons discussed above.

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

Credit Risk

        Financial instruments that potentially subject Torotel to concentrations of credit risk consist principally of cash and accounts receivable. Torotel grants unsecured credit to most of its customers. Management does not believe that it is exposed to any extraordinary credit risk as a result of this policy. At various times, and at April 30, 2010, cash balances exceeded federally insured limits. Torotel has not experienced any losses in the cash accounts and management does not believe Torotel is exposed to any significant credit risk with respect to its cash.

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

        The carrying amounts of certain financial instruments, including cash, trade receivables, prepaid expenses and other current assets, trade accounts payable and accrued liabilities approximate fair value due to their short maturities. As of April 30, 2010, the amount of Torotel's long-term debt approximates fair value based on the present value of estimated future cash flows using a discount rate commensurate with a borrowing rate available to Torotel.

Treasury Stock

        Torotel utilizes the weighted average cost method in accounting for its treasury stock transactions.

Revenue Recognition

        Revenue is recognized when a fixed price contract or purchase order exists; delivery has occurred; and collection is reasonably assured. Selling terms are FOB Shipping Point so Torotel considers its products delivered once they have been shipped and title and risk of loss have been transferred. Torotel's consolidated net sales arising from contracts having deliveries scheduled over a period of more than one year for fiscal years 2010 and 2009 were approximately 41% and 23%, respectively, primarily because of the contract for the potted coil assembly.

Allowance for Doubtful Accounts

        Gross trade accounts receivable are offset with an allowance for doubtful accounts. The allowance for doubtful accounts is management's best estimate of the amount of probable credit losses in Torotel's existing accounts receivable. Management reviews the allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectibility. Account balances are charged against the allowance when placed for collection. Recoveries of receivables previously written off are recorded when received. The majority of the customer accounts are considered past due after the invoice becomes older than the customer's credit terms. Interest is not charged on past due accounts. The allowance for doubtful accounts as of April 30, 2010 and 2009 was $6,000 and $6,000, respectively.

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

Advertising Costs

        Advertising costs are expensed as incurred. For the years ended April 30, 2010 and 2009, advertising costs were $1,000 and $14,000, respectively.

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

Share-Based Compensation

        Torotel has share-based compensation plans that include restricted stock and stock appreciation rights, which are described more fully in Notes G and L in the Notes to the Consolidated Financial Statements. Torotel accounts for its share-based compensation plans in accordance with authoritative guidance under which the estimated fair value of share-based awards granted under the Torotel's share-based compensation plans is recognized as compensation expense over the vesting period of the award.

New Accounting Pronouncements

        In September 2006, the FASB issued ASC 820 "Fair Value Measurement and Disclosure" ("ASC 820"). ASC 820 establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. Torotel adopted this guidance at the beginning of the first quarter of fiscal 2009, except for those non-recurring measurements for non-financial assets and non-financial liabilities subject to partial deferral. The adoption of this guidance did not have an impact on Torotel's financial position or operating results. Torotel adopted non-recurring measurements for non-financial assets and non-financial liabilities at the beginning of fiscal 2010. The adoption of this guidance for non-financial assets and liabilities did not have a material impact on Torotel's consolidated financial position or results of operations.

        In June 2009, the FASB issued ASC 105 "FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" (the "Codification") concerning the organization of authoritative guidance under U.S. GAAP. The Codification has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification became effective for the Company in its second quarter of fiscal 2010. As the Codification is not intended to change or alter existing U.S. GAAP, it did not have any impact on Torotel's consolidated financial statements. References to specific accounting standards in the footnotes to the consolidated financial statements have been changed to refer to the appropriate section of the ASC.

        In April 2009, the FASB issued ASC 825 "Disclosure About Fair Value of Financial Instruments" ("ASC 825"), previously referred to as FSP FAS No. 107-1. This guidance extends the disclosure requirements to interim period financial statements, in addition to the existing requirements for annual periods, and reiterates the requirement to disclose the methods and significant assumptions used to estimate fair value. Torotel adopted this guidance in the first quarter of fiscal 2010. The adoption of this guidance did not have a material impact on Torotel's consolidated financial position or results of operations.

        In May 2009, the FASB issued ASC 855 "Subsequent Events" ("ASC 855"), previously referred to as SFAS No. 165. This guidance is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. Torotel adopted this guidance in the first quarter of fiscal 2010. The adoption of this guidance did not have any impact on Torotel's consolidated financial position or results of operations.

        In February 2010, the FASB released ASU 2010-09 under ASC 855. This update provides amendments to subtopic 855-10 to remove the requirement for an SEC filer to disclose a date in both issued and revised financial statements. This update is effective upon issuance of the final update, except for the use of the issued date for conduit debt obligors. Torotel adopted this update in the third quarter of fiscal 2010. The adoption of this update did not have any impact on Torotel's consolidated financial position or results of operations.

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

Management's Report on Internal Control over Financial Reporting

        Torotel's management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Management has assessed Torotel's internal control over financial reporting in relation to criteria described in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway

Commission ("COSO"). Based on this assessment using those criteria, management concluded that, as of April 30, 2010, Torotel's internal control over financial reporting was effective.

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

Changes in Internal Controls

        There were no changes in Torotel's internal control over financial reporting or in other factors that have materially affected, or in management's estimates are reasonably likely to materially affect Torotel's internal control over financial reporting subsequent to the date of the evaluation.

ITEM 9B.    Other Information

        None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
 TOROTEL, INC.

        We have audited the accompanying consolidated balance sheets of Torotel, Inc and Subsidiaries (the "Company") as of April 30, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended April 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Torotel, Inc. and Subsidiaries as of April 30, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the two years in the period ended April 30, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ MAYER HOFFMAN McCANN P.C.

Leawood, Kansas
July 15, 2010

CONSOLIDATED BALANCE SHEETS

As of April 30,

	2010	2009
ASSETS
Current assets:
Cash	$1,030,000	$656,000
Trade receivables, net	920,000	559,000
Inventories, net	1,220,000	822,000
Prepaid expenses and other current assets	27,000	19,000

	3,197,000	2,056,000
Property, plant and equipment:
Land	265,000	265,000
Buildings and improvements	815,000	815,000
Equipment	1,203,000	1,103,000

	2,283,000	2,183,000
Less accumulated depreciation	1,320,000	1,213,000

	963,000	970,000
	$4,160,000	$3,026,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$101,000	$78,000
Trade accounts payable	311,000	180,000
Accrued liabilities	244,000	211,000
Customer deposits	978,000	—

	1,634,000	469,000
Long-term debt, less current maturities	514,000	588,000
Commitments and contingencies
Stockholders' equity	2,012,000	1,969,000

	$4,160,000	$3,026,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended April 30,

	2010	2009
Net sales	$7,091,000	$7,205,000
Cost of goods sold	4,667,000	4,644,000

Gross profit	2,424,000	2,561,000
Operating expenses:
Engineering	293,000	331,000
Selling, general and administrative	2,116,000	1,870,000

	2,409,000	2,201,000

Earnings from operations	15,000	360,000
Other expense (income):
Interest expense	44,000	57,000
Interest income	(2,000)	—

	42,000	57,000

Earnings (loss) before provision for income taxes	(27,000)	303,000
Provision for income taxes	—	—

Net earnings (loss)	$(27,000)	$303,000

Basic earnings (loss) per share	$(.01)	$.06

Diluted earnings (loss) per share	$(.01)	$.05

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Shares	Common Stock	Excess of Par Value	Accumulated Deficit	Treasury Stock, at cost	Total Stockholders' Equity
Balance, April 30, 2008	5,983,545	$60,000	$12,350,000	$(10,776,000)	$(90,000)	$1,544,000
Stock compensation earned	—	—	60,000	—	—	60,000
Restricted stock cancelled	—	—	62,000	—	—	62,000
Net earnings	—	—	—	303,000	—	303,000

Balance, April 30, 2009	5,983,545	60,000	12,472,000	(10,473,000)	(90,000)	1,969,000
Stock compensation earned	—	—	58,000	—	—	58,000
Restricted stock cancelled	—	—	12,000	—	—	12,000
Restricted stock issued	—	—	(71,000)	—	71,000	—
Net loss	—	—	—	(27,000)	—	(27,000)

Balance, April 30, 2010	5,983,545	$60,000	$12,471,000	$(10,500,000)	$(19,000)	$2,012,000

The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended April 30,

	2010	2009
Cash flows from operating activities:
Net (loss) earnings	$(27,000)	$303,000
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Loss on disposal of assets	—	1,000
Cost recognized on cancellation of restricted stock	12,000	62,000
Stock compensation amortized and released	58,000	60,000
Depreciation	107,000	102,000
Change in value of stock appreciation rights	11,000	(29,000)
Increase (decrease) in cash flows from operations resulting from changes in:
Trade receivables	(361,000)	216,000
Inventories	(398,000)	(271,000)
Prepaid expenses and other assets	(8,000)	6,000
Trade accounts payable	131,000	(162,000)
Accrued liabilities	22,000	54,000
Customer deposits	978,000	—

Net cash provided by operating activities	525,000	342,000

Cash flows from investing activities:
Capital expenditures	(84,000)	(24,000)

Net cash used in investing activities	(84,000)	(24,000)

Cash flows from financing activities:
Principal payments on long-term debt	(82,000)	(64,000)
Proceeds from long-term debt	22,000	—
Payments on capital lease obligations	(7,000)	(8,000)

Net cash used in financing activities	(67,000)	(72,000)

Net increase in cash	374,000	246,000
Cash, beginning of year	656,000	410,000

Cash, end of year	$1,030,000	$656,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$44,000	$57,000
Income taxes	$—	$—
Non-cash investing and financing activities:
Capital expenditure	$(16,000)	$(27,000)
Proceeds from capital lease	$16,000	$27,000

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Torotel, Inc. ("Torotel") conducts business through three wholly owned subsidiaries, Torotel Products, Inc. ("Torotel Products"), Torotel Manufacturing Corporation, and Electronika, Inc. ("Electronika"). Torotel specializes in the custom design and manufacture of a wide variety of precision magnetic components, consisting of transformers, inductors, reactors, chokes and toroidal coils, for use in commercial, industrial and military electronics. Torotel also designs and distributes ballast transformers for the airline industry. Approximately 96% of Torotel's sales during fiscal 2010 have been derived from domestic customers. Torotel Manufacturing provides manufacturing services to Torotel Products.

        The following summarizes the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements.

Principles of Consolidation

        The consolidated financial statements include the accounts of Torotel, Inc. and its wholly owned subsidiaries, Torotel Products, Inc., Torotel Manufacturing Corporation, and Electronika, Inc. and subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

        The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Significant estimates used in preparing these consolidated financial statements include those assumed in computing the carrying value of equipment, allowance for doubtful accounts receivable, the valuation allowance on deferred income tax assets, and the reserve for warranty costs. Accordingly, actual results could differ from those estimates. Any changes in estimates are recorded in the period in which they become known.

Credit Risk

        Financial instruments that potentially subject Torotel to concentrations of credit risk consist principally of cash and accounts receivable. Torotel grants unsecured credit to most of its customers. Management does not believe that it is exposed to any extraordinary credit risk as a result of this policy. At various times, and at April 30, 2010, cash balances exceeded federally insured limits. Torotel has not experienced any losses in the cash accounts and management does not believe Torotel is exposed to any significant credit risk with respect to its cash.

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

        The carrying amounts of certain financial instruments, including cash, trade receivables, prepaid expenses and other current assets, trade accounts payable and accrued liabilities approximate fair value due to their short maturities. As of April 30, 2010, the amount of Torotel's long-term debt approximates fair value based on the present value of estimated future cash flows using a discount rate commensurate with a borrowing rate available to Torotel.

Treasury Stock

        Torotel utilizes the weighted average cost method in accounting for its treasury stock transactions.

Revenue Recognition

        Revenue is recognized when a fixed price contract or purchase order exists; delivery has occurred; and collection is reasonably assured. Selling terms are FOB Shipping Point so Torotel considers its products delivered once they have been shipped and title and risk of loss have been transferred. Torotel's consolidated net sales arising from contracts having deliveries scheduled over a period of more than one year for fiscal years 2010 and 2009 were approximately 41% and 23%, respectively, primarily because of the contract for the potted coil assembly.

Allowance for Doubtful Accounts

        Gross trade accounts receivable are offset with an allowance for doubtful accounts. The allowance for doubtful accounts is management's best estimate of the amount of probable credit losses in Torotel's existing accounts receivable. Management reviews the allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectibility. Account balances are charged against the allowance when placed for collection. Recoveries of receivables previously written off are recorded when received. The majority of the customer accounts are considered past due after the invoice becomes older than the customer's credit terms. Interest is not charged on past due accounts. The allowance for doubtful accounts as of April 30, 2010 and 2009 was $6,000 and $6,000, respectively.

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

Cash Flows

        For purposes of the statements of cash flows, Torotel considers all short-term investments and demand deposits purchased with original maturity dates of three months or less to be cash equivalents.

Advertising Costs

        Advertising costs are expensed as incurred. For the years ended April 30, 2010 and 2009 advertising costs were $1,000 and $14,000, respectively.

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

Share-Based Compensation

        Torotel has share-based compensation plans that include restricted stock and stock appreciation rights, which are described more fully in Notes G and L in the Notes to the Consolidated Financial Statements. Torotel accounts for its share-based compensation plans in accordance with authoritative guidance under which the estimated fair value of share-based awards granted under the Torotel's share-based compensation plans is recognized as compensation expense over the vesting period of the award.

New Accounting Pronouncements

        In September 2006, the FASB issued ASC 820 "Fair Value Measurement and Disclosure" ("ASC 820"). ASC 820 establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. Torotel adopted this guidance at the beginning of the first quarter of fiscal 2009, except for those non-recurring measurements for non-financial assets and non-financial liabilities subject to partial deferral. The adoption of this guidance did not have an impact on Torotel's financial position or operating results. Torotel adopted non-recurring measurements for non-financial assets and non-financial liabilities at the beginning of fiscal 2010. The adoption of this guidance for non-financial assets and liabilities did not have a material impact on Torotel's consolidated financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In June 2009, the FASB issued ASC 105 "FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" (the "Codification") concerning the organization of authoritative guidance under U.S. GAAP. The Codification has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification became effective for the Company in its second quarter of fiscal 2010. As the Codification is not intended to change or alter existing U.S. GAAP, it did not have any impact on Torotel's consolidated financial statements. References to specific accounting standards in the footnotes to the consolidated financial statements have been changed to refer to the appropriate section of the ASC.

        In April 2009, the FASB issued ASC 825 "Disclosure About Fair Value of Financial Instruments" ("ASC 825"), previously referred to as FSP FAS No. 107-1. This guidance extends the disclosure requirements to interim period financial statements, in addition to the existing requirements for annual periods, and reiterates the requirement to disclose the methods and significant assumptions used to estimate fair value. Torotel adopted this guidance in the first quarter of fiscal 2010. The adoption of this guidance did not have a material impact on Torotel's consolidated financial position or results of operations.

        In May 2009, the FASB issued ASC 855 "Subsequent Events" ("ASC 855"), previously referred to as SFAS No. 165. This guidance is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. Torotel adopted this guidance in the first quarter of fiscal 2010. The adoption of this guidance did not have any impact on Torotel's consolidated financial position or results of operations.

        In February 2010, the FASB released ASU 2010-09 under ASC 855. This update provides amendments to subtopic 855-10 to remove the requirement for an SEC filer to disclose a date in both issued and revised financial statements. This update is effective upon issuance of the final update, except for the use of the issued date for conduit debt obligors. Torotel adopted this update in the third quarter of fiscal 2010. The adoption of this update did not have any impact on Torotel's consolidated financial position or results of operations.

NOTE B—INVENTORIES

        The following table summarizes the components of inventories, net, as of April 30 of each year:

	2010	2009
Raw materials	$761,000	$567,000
Work in process	256,000	141,000
Finished goods	203,000	114,000

	$1,220,000	$822,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE C—FINANCING AGREEMENTS

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

        On September 30, 2009, Torotel Products renewed its $500,000 revolving credit agreement with Bank of Blue Valley. Advances under the credit line are limited to 75% of eligible billed receivables. The revolving line is collateralized by the land and buildings in Olathe, Kansas. Under the terms of the agreement, the outstanding balance of the revolving line bears interest at 1.00% over the bank's corporate base rate with an interest rate floor of 6.00% and has a maturity date of September 30, 2010. As of April 30, 2010, the effective borrowing rate was 6.00% and the entire credit line was available. Management expects to renew the line of credit on similar terms.

        On June 1, 2009, Torotel Products entered into an equipment loan with the Bank of Blue Valley. Under the terms of the loan, the $22,000 principal bears interest at a fixed rate of 6%, requires monthly payments of $627, and matures on June 1, 2012. Proceeds from this loan were used to finance the purchase of an epoxy mixing machine.

        Information concerning Torotel's long-term indebtedness as of April 30 of each year is as follows:

	2010	2009
Note payable to Bank of Blue Valley, maturing May 2014	$572,000	$647,000
Note payable to Bank of Blue Valley, maturing June 2012	15,000	—
Capital lease obligations (see Note E)	28,000	19,000

	615,000	666,000
Less: Current maturities	101,000	78,000

	$514,000	$588,000

        The amount of long-term debt maturing in each of the next five years is as follows:

Year Ending April 30,	Amount
2011	$101,000
2012	98,000
2013	97,000
2014	96,000
2015	223,000

$615,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE D—INCOME TAXES

        The provision for income taxes reflected in the consolidated statements of operations differs from the amounts computed at the federal statutory tax rates. The principal differences between the statutory income tax expense and the effective provision for income taxes are summarized as follows:

	2010	2009
Computed tax expense (benefit) at statutory rates	$(6,000)	$104,000
State tax credits and other	(58,000)	—
Net operating loss expired	190,000	35,000
Increase (decrease) in valuation allowance	(126,000)	(139,000)

	$—	$—

        Certain fiscal 2009 items in the table above have been reclassified to conform to the 2010 presentation.

        Torotel has available as benefits to reduce future income taxes, subject to applicable limitations, the following estimated net operating loss ("NOL") carryforwards:

Year of Expiration	NOL Carryforwards
2011	$319,000
2012	327,000
2013	801,000
2019	2,268,000
2022	32,000
2023	1,000
2024	77,000
2026	253,000
2027	217,000
2029	21,000

$4,316,000

        The difference between the financial and tax bases of assets and liabilities are determined quarterly. Deferred income taxes and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce the deferred income tax asset to the amount that will, more likely than not, be realized. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE D—INCOME TAXES (Continued)

deferred income tax assets or liabilities. The following table summarizes the components of the net deferred income tax asset:

	2010	2009
Net operating loss carryforwards	$1,376,000	$1,560,000
Inventory valuation reserve	106,000	104,000
Amortization and impairment of intangibles	340,000	361,000
Loss on equity and impairment in investee	349,000	349,000
Tax credit carryforwards	77,000	19,000
Other	110,000	91,000

	2,358,000	2,484,000
Less: valuation allowance	2,358,000	2,484,000

	$—	$—

        As of April 30, 2010, the federal tax returns for the fiscal years ended 2006 through 2010 are open to audit until the statute of limitations closes for the years in which the net operating losses are utilized. Torotel would recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense. As of April 30, 2010, Torotel recorded no accrued interest or penalties related to uncertain tax positions. Management expects no significant change in the amount of unrecognized tax benefit, accrued interest or penalties within the next twelve months.

NOTE E—COMMITMENTS AND CONTINGENCIES

        Torotel is a party to three operating leases, which include a single lease for a digital copier and a digital color copier with a fax and two leases for automobiles. In June 2008, Torotel entered into a lease financing arrangement for a 9-inch gear head toroidal winding machine. The aggregate initial capitalized cost of this equipment was $27,000 with an interest rate of 8.93% implicit in the lease agreement. This lease is presented in the accompanying consolidated financial statements as long-term debt. In April 2010, Torotel entered into a lease financing arrangement for new office computer hardware. The aggregate initial capitalized cost of this equipment was $17,000 with an interest rate of 6.00% based on the incremental borrowing rate of Torotel. This lease is presented in the accompanying consolidated financial statements as long-term debt. All five leases are non-cancellable. Future minimum lease payments are as follows:

Year Ending April 30,	Capital Leases	Operating Leases
2011	$16,000	$26,000
2012	7,000	10,000
2013	7,000	5,000

	$30,000	$41,000

        The future minimum capital lease payments of $30,000 include amounts representing interest of $2,000 which results in a present value of $28,000 for net minimum capital lease payments (see Note C of Notes to Consolidated Financial Statements). The equipment recorded under the capital lease amounted to $37,000, net of accumulated depreciation of $10,000 as of April 30, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE E—COMMITMENTS AND CONTINGENCIES (Continued)

        Total rent expense for all operating leases for the years ended April 30, 2010 and 2009, was $33,000 and $34,000, respectively.

NOTE F—EMPLOYEE INCENTIVE PLANS

Short-term Cash Incentive Plan

        The Short-term Cash Incentive Plan ("STIP") became effective for fiscal year 2008. The purpose of the STIP is to promote the long-term financial performance of Torotel by providing all key employees with the opportunity to earn cash awards for accomplishing annual goals for Return on Capital Employed ("ROCE") as defined in the Plan, which was filed as Exhibit 10.8 of Form 10-KSB for the fiscal year ended April 30, 2007, and is herein incorporated by reference. There were no awards for the years ended April 30, 2010 and 2009.

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

Long-term Cash Incentive Plan

        The Long-term Cash Incentive Plan ("LTCIP") provides key employees with the opportunity to earn cash awards for accomplishing annual goals based on predetermined targets for average annual sales and earnings growth, ROCE and debt to equity. Under the terms of the LTCIP, awards will not be paid if Torotel's performance on any LTCIP metric is less than the threshold level of performance defined for that LTCIP metric. There were no awards for the years ended April 30, 2010 and 2009.

401(k) Retirement Plan

        Torotel has a 401(k) Retirement Plan for Torotel Products' employees. Employer contributions to the Plan are at the discretion of the Board of Directors. Employer contributions to the Plan for the years ended April 30, 2010 and 2009 were $5,000 and $6,000, respectively.

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

        Torotel has Restricted Stock Agreements dated August 7, 2007, with eight (8) key employees pursuant to the Stock Award Plan ("SAP"). The SAP provides key employees the opportunity to acquire common stock of Torotel pursuant to awards earned for accomplishing goals that promote the long-term financial performance of Torotel. Under the terms of the SAP, which was filed as Exhibit 10.9 of Form 10-KSB for the fiscal year ended April 30, 2007, the restricted stock awards have a five (5) year restriction period, which shall lapse based on certain conditions as outlined in the SAP. As of April 30, 2010, the aggregate amount of the existing restricted stock awards was 357,350 shares. Stock compensation cost of $9,000 for the existing restricted stock awards will be recorded per quarter during the remaining five-year vesting period provided the financial performance metrics as outlined in the SAP are likely to be attained.

        On September 2, 2009, Torotel entered into Restricted Stock Agreements with two (2) key employees (Messrs. Sizemore and Serrone) pursuant to the SAP. The aggregate amount of the restricted stock awards was 250,000 shares of common stock, $.01 par value per share. Based on the market price of $.27 for Torotel's common stock as of September 2, 2009, the fair value of the restricted stock at the date of award was $67,500. Stock compensation cost of $3,000 will be recorded per quarter during the five-year vesting period provided the financial performance metrics as outlined in the SAP are likely to be attained.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE G—RESTRICTED STOCK AGREEMENTS (Continued)

        Total stock compensation cost for the years ended April 30, 2010 and 2009 was $70,000 and $122,000, respectively. Restricted stock activity for each period through April 30 is summarized as follows:

	2010		2009
	Restricted Shares Under Option	Weighted Average Grant Price	Restricted Shares Under Option	Weighted Average Grant Price
Outstanding at beginning of year	434,910	$.453	686,750	$.453
Granted	250,000	$.270	—	—
Vested	(34,160)	$.500	(40,000)	$.300
Cancelled	(43,400)	$.500	(211,840)	$.387

Outstanding at end of year	607,350	$.405	434,910	$.500

NOTE H—STOCKHOLDERS' EQUITY

        The components of stockholders' equity as of April 30 of each year are summarized as follows:

	2010	2009
Common stock, at par value	$60,000	$60,000
Capital in excess of par value	12,471,000	12,472,000
Accumulated deficit	(10,500,000)	(10,473,000)

	2,031,000	2,059,000
Less treasury stock, at cost	19,000	90,000

	$2,012,000	$1,969,000

        Torotel has 6,000,000 shares of common stock, $.01 par value, authorized and 5,873,100 shares issued and outstanding. The changes in shares of common stock outstanding as of April 30 of each year are summarized as follows:

	2010	2009
Balance, May 1	5,666,500	5,878,340
Restricted stock activity	250,000	—
Treasury stock activity	(43,400)	(211,840)

Balance, April 30	5,873,100	5,666,500

NOTE I—EARNINGS PER SHARE

        Torotel utilizes a dual presentation of basic and diluted earnings per share ("EPS") on the face of the consolidated statements of operations and provides a reconciliation of the numerator and denominator used in computing basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The 607,350 shares issued

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE I—EARNINGS PER SHARE (Continued)

and outstanding at April 30, 2010 pursuant to the Restricted Stock Agreements (see Note G of Notes to Consolidated Financial Statements) meet the definition of contingently issuable shares; as a result, these shares will not be included in the basic EPS calculation until the performance measurements have been satisfied. The restricted shares will be treated as a common stock equivalent for the diluted EPS calculation.

        The basic and diluted earnings per common share were computed as follows:

	2010	2009
Net earnings (loss)	$(27,000)	$303,000
Weighted average common shares outstanding for basic EPS	5,242,914	5,221,618
Incremental shares for effect of restricted stock	—	639,293

Weighted average common shares outstanding for diluted EPS	5,242,914	5,860,911

Basic earnings (loss) per share:	$(.01)	$.06
Diluted earnings (loss) per share:	$(.01)	$.05

        No incremental shares are included in the 2010 EPS calculations for the 607,350 shares of restricted common stock since the effect would be anti-dilutive.

NOTE J—ACCRUED LIABILITIES

        Accrued liabilities as of April 30 of each year consist of the following:

	2010	2009
Employee related expenses:
Accrued payroll	$125,000	$60,000
Deferred compensation	28,000	17,000
Other	37,000	37,000

	190,000	114,000

Other, including interest:
Warranty reserve	25,000	63,000
Real estate taxes	24,000	26,000
Other	5,000	8,000

	54,000	97,000

	$244,000	$211,000

NOTE K—INFORMATION ABOUT MAJOR CUSTOMERS

        For the year ended April 30, 2010, sales to two major customers accounted for 43% and 8% of consolidated net sales. For the year ended April 30, 2009, sales to two major customers accounted for 28% and 11% of consolidated net sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE L—STOCK APPRECIATION RIGHTS

        The board of directors of Torotel approved the Directors Stock Appreciation Rights Plan (the "Plan") for non-employee directors in September 2004. Each stock appreciation right ("SAR") is equal to one share of common stock of Torotel, and the aggregate number of SARs that may be granted under the Plan shall not exceed 500,000. The effective date of the Plan is October 1, 2004, and the Plan has a term of ten (10) years. The SARs are now accounted for under ASC 505-50, "Equity-Based Payments to Non-Employees."

        Pursuant to the Plan, 20,000 SARs were granted on the effective date to each of the three current non-employee directors serving at that time. The initial price at which each SAR was granted was $.35, which equaled the market price of Torotel's common stock on the date of grant. Accordingly, no compensation cost was recognized at the time of grant in accordance with APB Opinion No. 25, prior to the adoption of ASC 505-50.

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

        A Grantee shall become fully (100%) vested in each of his or her SARs under the following circumstances: (i) upon termination of the Grantee's service as a director of Torotel for reasons of death, disability or retirement; (ii) if the Compensation and Nominating Committee (the "Committee"), in its sole discretion, determines that acceleration of the SAR vesting schedule would be desirable for Torotel; or (iii) if Torotel shall, pursuant to action by its Board of Directors, at any time propose to merge into, consolidate with, or sell or otherwise transfer all or substantially all of its assets to another corporation, and provision is not made pursuant to the terms of such transaction for the assumption by the surviving, resulting or acquiring corporation of outstanding SARs or for substitution of new SARs therefore, the Committee shall cause written notice of the proposed transaction to be given to each Grantee not less than twenty days prior to the anticipated effective date of the proposed transaction, and his or her SARs shall become fully (100%) vested and, prior to a date specified in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE L—STOCK APPRECIATION RIGHTS (Continued)

such notice, which shall be not more than ten days prior to the anticipated effective date of the proposed transaction, each Grantee shall have the right to exercise his or her SARs.

        In accordance with ASC 505-50, compensation expense is recognized over the vesting period based upon the estimated fair value of the SARs pursuant to the terms of the Plan using the Black-Scholes options-pricing model as of the end of each financial reporting period. As of April 30, 2010, the fair value of the SARs was determined using the following assumptions: no dividend payments over the life of the SARs since Torotel has not issued any form of dividend since 1985; an expected volatility of 103.4% based on Torotel's historical volatility using the weekly closing price over the past 3.00 years; a risk-free interest rate of 2.60%; and an expected life of 3.00 years based on the length of service estimated to be served. As of April 30, 2009, the fair value of the SARs was determined using the following assumptions: no dividend payments over the life of the SARs since Torotel has not issued any form of dividend since 1985; an expected volatility of 130.6% based on Torotel's historical volatility using the weekly closing price over the past 3.00 years; a risk-free interest rate of 2.00%; and an expected life of 3.00 years based on the length of service estimated to be served. Based on these assumptions, the fair value prices per share of the outstanding SARs as of April 30, 2010, are summarized as follows:

Grant Date	SARs Under Option	Exercise Price	Fair Value Price	% Vested	Aggregate Vested Fair Value	Aggregate Intrinsic Value
October 1, 2004	60,000	$.350	$.185	100%	$11,000	$—
May 1, 2005	30,000	$.302	$.193	100%	$6,000	$—
May 1, 2006	30,000	$.695	$.144	100%	$4,000	$—
May 1, 2007	30,000	$.500	$.164	67%	$3,000	$—
June 4, 2007	10,000	$.412	$.175	67%	$1,000	$—
May 1, 2008	40,000	$.550	$.158	33%	$2,000	$—
May 1, 2009	40,000	$.208	$.212	0%	$—	$4,000

        The vested portion represents 160,000 SARs. As of April 30, 2010, the total aggregate intrinsic value of these exercisable SARs was zero.

        SARs transactions for each period though April 30 are summarized as follows:

	2010		2009
	SARs Under Option	Weighted Average Grant Price	SARs Under Option	Weighted Average Grant Price
Outstanding at beginning of year	200,000	$.460	160,000	$.438
Granted	40,000	$.208	40,000	$.550
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at end of year	240,000	$.418	200,000	$.460

SARs exercisable at end of year	160,000	$.444	123,300	$.408
Weighted average fair value of SARs granted during the year		$.212		$.127

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE L—STOCK APPRECIATION RIGHTS (Continued)

        The following information applies to SARs outstanding for each year through April 30:

	2010	2009
Number outstanding	240,000	200,000
Range of grant prices	$.208 - $.695	$.302 - $.695
Weighted average grant price	$.418	$.460
Weighted average contractual life remaining	6.48 yrs.	6.98 yrs.

        Total compensation expense for the outstanding SARs for the years ended April 30, 2010 and 2009, was an expense of $11,000 and a credit of $29,000, respectively. As of April 30, 2010, there was $10,000 of total unrecognized compensation expense related to non-vested SARs granted under the Plan. This cost is expected to be recognized over a weighted average period of .60 years. The liability for SARs on the consolidated balance sheets as of April 30, 2010 and 2009 was $28,000 and $17,000, respectively.

NOTE M—AGREEMENTS WITH RELATED PARTY

        Electronika's requirements for the ballast transformers are outsourced pursuant to a Manufacturing Agreement with Magnetika, a corporation owned by the Caloyeras family. Under the terms of the agreement, Magnetika provides all necessary raw material, labor, testing, packaging and related services required to complete the manufacture, delivery and sale of the ballast transformers, and Electronika is obligated to order all of its ballast transformer requirements exclusively from Magnetika. Electronika retains ownership of all designs, drawings, specifications and intellectual property rights associated with the ballast transformers. In exchange for the services provided to Electronika under the Manufacturing Agreement, Magnetika receives 40 percent of the net sales price of all ballast transformers sold by Electronika, plus a $2,500 per month management fee for processing all quotations and orders. Effective with the beginning of fiscal 2008, per the terms of the Manufacturing Agreement, the monthly management fee has been eliminated because of Electronika's lower sales volume. The Manufacturing Agreement continues in effect until April 1, 2012. In the fiscal year ended April 30, 2010, Electronika incurred costs of $6,000 for goods purchased on trade terms of net 20 days pursuant to the Manufacturing Agreement. Of the amount purchased, $6,000 was due and payable as of April 30, 2010. In the fiscal year ended April 30, 2009, Electronika incurred costs of $52,000 for goods purchased on trade terms of net 20 days pursuant to the Manufacturing Agreement. Of the amount purchased, $3,000 was due and payable as of April 30, 2009.

NOTE N—CUSTOMER DEPOSITS

        The new contract for the potted coil assembly in fiscal year 2010 provides for milestone payments in the aggregate amount of $1,148,000 to be paid by the customer prior to the commencement of product deliveries in April 2010. This aggregate amount will be used to procure raw materials and to establish a 500-piece finished goods buffer as requested by the customer. As of April 30, 2010, Torotel had received milestone payments of $1,148,000. These milestone payments will be applied to invoices ratably over the course of the contract as product is delivered. In accordance with its revenue recognition policy, Torotel will recognize revenue on this contract upon monthly shipment of the product. As of April 30, 2010, the customer deposit liability was $978,000. This net amount is reflected as a customer deposit under current liabilities in the accompanying consolidated balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE O—RETENTION BONUS

        The compensation committee approved executive retention incentive agreements for Dale H. Sizemore, Jr., Chief Executive Officer of Torotel, and H. James Serrone, Chief Financial Officer of Torotel. These agreements provided compensation of $25,000 and $15,000 for Messrs. Sizemore and Serrone, respectively, as a retention incentive for fiscal year 2010. This amount is reflected in the selling, general, and administrative expenses in the accompanying consolidated statement of operations.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item is incorporated by reference to Torotel's 2010 Proxy Statement under the sections titled "Voting Securities and Principal Holders Thereof" and "Proposal One—Election to the Board of Directors", to be filed with the SEC no later than 120 days after the end of our most recent fiscal year.

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

ITEM 11.    Executive Compensation

        The information required by this Item is incorporated by reference to Torotel's 2010 Proxy Statement under the section titled "Executive Officer Compensation", to be filed with the SEC no later than 120 days after the end of our most recent fiscal year.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item is incorporated by reference to Torotel's 2010 Proxy Statement under the sections titled "Voting Securities and Principal Holders Thereof" and "Proposal One—Election to the Board of Directors", to be filed with the SEC no later than 120 days after the end of our most recent fiscal year.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item is incorporated by reference to Torotel's 2010 Proxy Statement under the section titled "Certain Relationships and Legal Proceedings", to be filed with the SEC no later than 120 days after the end of our most recent fiscal year.

ITEM 14.    Principal Accounting Fees and Services

        The information required by this Item is incorporated by reference to Torotel's 2010 Proxy Statement under the section titled "Fees Paid to the Independent Accountants", to be filed with the SEC no later than 120 days after the end of our most recent fiscal year.

 PART IV

ITEM 15.    Exhibits, Financial Statement Schedules

(a)   Exhibits (Electronic Filing Only)

Exhibit 3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of Form 8-K filed with the SEC on September 25, 2009)
Exhibit 3.2	By-laws (incorporated by reference to Exhibit 3.1 of Form 8-K filed with the SEC on July 7, 2006)
Exhibit 10.1	Form of Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the SEC on July 7, 2006)
Exhibit 10.2	Manufacturing Agreement with Magnetika, Inc. (incorporated by Reference to Exhibit 8.4 of Form 8-K filed with the SEC on April 15, 2002)
Exhibit 10.5	Short-term Cash Incentive Plan (incorporated by reference to Exhibit 10.8 of Form 10-KSB filed with the SEC on July 30, 2007)
Exhibit 10.6	Stock Award Plan (incorporated by reference to Exhibit 10.8 of Form 10-KSB filed with the SEC on July 30, 2007)
Exhibit 10.7	Long-term Cash Incentive Plan (incorporated by reference to Exhibit 10.8 of Form 10-KSB filed with the SEC on July 30, 2007)
Exhibit 14	Code of Ethics for Directors, Executive Officers, Significant Employees (incorporated by reference to Exhibit 14 of Form 10-KSB filed with the SEC on February 16, 2005)
Exhibit 21	Subsidiaries of the Registrant
Exhibit 31.1	Officer Certification
Exhibit 31.2	Officer Certification
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Torotel, Inc.
(registrant)

By:	/s/ DALE H. SIZEMORE, JR. Dale H. Sizemore, Jr. Chief Executive Officer	By:	/s/ H. JAMES SERRONE H. James Serrone Chief Financial Officer
	Date: July 15, 2010		Date: July 15, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ DALE H. SIZEMORE, JR. Dale H. Sizemore, Jr. Chairman of the Board, President, Chief Executive Officer and Director	By:	/s/ ANTHONY L. LEWIS Anthony L. Lewis Director Date: July 15, 2010
Date: July 15, 2010

By:	/s/ RICHARD A. SIZEMORE Richard A. Sizemore Director	By:	/s/ STEPHEN K. SWINSON Stephen K. Swinson Director
	Date: July 15, 2010		Date: July 15, 2010

By:	/s/ H. JAMES SERRONE H. James Serrone Vice President of Finance, Chief Financial Officer, Secretary and Director	By:	/s/ S. KIRK LAMBRIGHT, JR. S. Kirk Lambright, Jr. Director Date: July 15, 2010
Date: July 15, 2010