Form 10-Q
period 2010-07-31
TOROTEL INC
filed 2010-09-14
CIK 98752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

or

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

As of September 10, 2010, there were 5,873,100 shares of Common Stock, $.01 par value, outstanding.

TOROTEL, INC. AND SUBSIDIARIES

PART I.     FINANCIAL INFORMATION

Item 1.       Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	As of	As of
	July 31,	April 30,
	2010	2010
ASSETS

Current assets:
Cash	$704,000	$1,030,000
Trade receivables, net	1,246,000	920,000
Inventories, net	1,276,000	1,220,000
Prepaid expenses and other current assets	74,000	27,000
	3,300,000	3,197,000

Property, plant and equipment, net	992,000	963,000

Other assets	19,000	—

	$4,311,000	$4,160,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$106,000	$101,000
Trade accounts payable	605,000	311,000
Accrued liabilities	141,000	244,000
Customer deposits	723,000	978,000
	1,575,000	1,634,000

Long-term debt, less current maturities	497,000	514,000

Stockholders’ equity	2,239,000	2,012,000

	$4,311,000	$4,160,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	July 31,	July 31,
	2010	2009
Net sales	$2,494,000	$1,537,000
Cost of goods sold	1,597,000	984,000

Gross profit	897,000	553,000

Operating expenses:
Engineering	69,000	92,000
Selling, general and administrative	606,000	558,000
	675,000	650,000
Earnings (loss) from operations	222,000	(97,000)

Other expense (income):
Interest expense	10,000	12,000
Interest income	(3,000)	—
	7,000	12,000

Earnings (loss) before provision for income taxes	215,000	(109,000)

Provision for income taxes	—	—

Net earnings (loss)	$215,000	$(109,000)

Basic earnings (loss) per share	$.04	$(.02)

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	July 31,	July 31,
	2010	2009
Cash flows from operating activities:
Net earnings (loss)	$215,000	$(109,000)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Stock compensation earned	12,000	11,000
Depreciation	31,000	25,000
Change in value of stock appreciation rights	7,000	9,000
Increase (decrease) in cash flows from operations resulting from changes in:
Trade receivables	(326,000)	(29,000)
Inventories	(56,000)	23,000
Prepaid expenses and other assets	(66,000)	(53,000)
Trade accounts payable	294,000	115,000
Accrued liabilities	(110,000)	(99,000)
Customer deposits	(255,000)	—

Net cash used in operating activities	(254,000)	(107,000)

Cash flows from investing activities:
Capital expenditures	(47,000)	(30,000)

Net cash used in investing activities	(47,000)	(30,000)

Cash flows from financing activities:
Proceeds from long-term debt	—	21,000
Principal payments on long-term debt	(19,000)	(18,000)
Payments on capital lease obligations	(6,000)	(2,000)

Net cash provided by (used in) financing activities	(25,000)	1,000

Net decrease in cash	(326,000)	(136,000)
Cash, beginning of period	1,030,000	656,000

Cash, end of period	$704,000	$520,000

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$10,000	$12,000
Income taxes	$—	$—

Non-cash investing and financing activities:
Capital expenditure	$(13,000)	$—
Proceeds from capital lease	$13,000	$—

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 1 — Basis of Presentation

The consolidated condensed balance sheet as of April 30, 2010, which has been derived from audited financial statements, is accompanied by the unaudited interim consolidated condensed financial statements, which reflect the normal recurring adjustments that in the opinion of management are necessary to present fairly Torotel’s consolidated financial position at July 31, 2010, and the consolidated results of operations for the three months ended July 31, 2010.

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

The financial statements contained herein should be read in conjunction with Torotel’s consolidated financial statements and related notes filed on Form 10-K for the year ended April 30, 2010.

Note 2 — Nature of Operations

Torotel, Inc. (“Torotel”) conducts business primarily through three wholly owned subsidiaries, Torotel Products, Inc. (“Torotel Products”), Torotel Manufacturing Corp. (“TMC”), and Electronika, Inc. (“Electronika”).  TMC provides manufacturing services to Torotel Products.  Torotel specializes in the custom design and manufacture of a wide variety of precision magnetic components, consisting of transformers, inductors, reactors, chokes and toroidal coils, for use in commercial, industrial and military electronics.  Torotel also designs and distributes ballast transformers for the airline industry.  Approximately 96% of Torotel’s sales during the first three months of fiscal 2011 have been derived from domestic customers.

Note 3 — Inventories

The components of inventories are summarized as follows:

	July 31,	April 30,
	2010	2010
Raw materials	$720,000	$761,000
Work in process	347,000	256,000
Finished goods	209,000	203,000
	$1,276,000	$1,220,000

Note 4 — Income Taxes

As of July 31, 2010, the federal tax returns for the fiscal years ended 2006 through 2010 will remain open to audit until the statute of limitations closes for the years in which the net operating losses are utilized.  Torotel would recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.  As of July 31, 2010, Torotel recorded no accrued interest or penalties related to uncertain tax positions.  Management expects no significant change in the amount of unrecognized tax benefit, accrued interest or penalties within the next twelve months.

Note 5 — Financing Agreements

Torotel Products maintains a $500,000 revolving credit agreement with Bank of Blue Valley.  Advances under the credit line are limited to 75% of eligible billed receivables.  The revolving line is collateralized by the land and buildings in Olathe, Kansas.  Under the terms of the agreement, the outstanding balance of the revolving line bears interest at 1.00% over the bank’s corporate base rate with an interest rate floor of 6.00% and has a maturity date of September 30, 2010.  As of July 31, 2010, the effective borrowing rate was 6.00% and the entire credit line was available.  We anticipate renewal of the credit line on similar terms.

Note 6 — Restricted Stock Agreements

Restricted Stock Agreements are authorized by the Compensation and Nominating Committee (“Committee”) and the Board of Directors of Torotel.  The Committee and the Board have determined that the interests of Torotel and its stockholders will be promoted by hiring talented individuals and, to induce such individuals to accept employment with Torotel, the Committee and the Board believe a key component of such individuals’ compensation should be granting equity ownership opportunities based upon the acceptance of employment and the continuing employment of such individuals, subject to certain conditions and restrictions.  The Restricted Stock Agreements afford the grantees all of the rights of a stockholder with respect to the award shares, including the right to vote such shares and to receive dividends and other distributions payable with respect to such shares since the Date of Award.  Under the terms of each agreement, the non-vested shares are restricted as to disposition and subject to forfeiture under certain circumstances.  The agreements further provide, subject to certain conditions, that if prior to all of the restricted shares having been released, Torotel undergoes a change in control, then all of the restricted shares shall be released from all restrictions under the agreements.  Upon issuance of the restricted stock, the aggregate number of shares issued is credited to common stock at $.01 par value per share and the excess of the market price of the common stock on the date of issuance over the par value is credited to capital in excess of par value.  The restricted shares are treated as non-vested stock; accordingly, the fair value of the restricted stock at the date of award is offset against capital in excess of par value in the accompanying consolidated balance sheets under stockholders’ equity.

Torotel has Restricted Stock Agreements dated August 7, 2007, with eight key employees pursuant to the Stock Award Plan (“SAP”).  The SAP provides key employees the opportunity to acquire common stock of Torotel pursuant to awards earned for accomplishing goals that promote the long-term financial performance of Torotel.  Under the terms of the SAP, which was filed as Exhibit 10.9 of Form 10-KSB for the fiscal year ended April 30, 2007, the restricted stock awards have a five year restriction period, which shall lapse based on certain conditions as outlined in the SAP.  As of July 31, 2010, the aggregate amount of the existing restricted stock awards was 357,350 shares.  Stock compensation cost of $9,000 for the existing restricted stock awards will be recorded per quarter during the remaining five-year vesting period provided the financial performance metrics as outlined in the SAP are likely to be attained.

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

Total stock compensation cost for all Restricted Stock Agreements for the three months ended July 31, 2010 and 2009 was $12,000 and $11,000, respectively.

Restricted stock activity for each three month period through July 31 is summarized as follows:

	2010		2009
	Restricted	Weighted	Restricted	Weighted
	Shares	Average	Shares	Average
	Under	Grant	Under	Grant
	Option	Price	Option	Price
Outstanding at May 1	607,350	$.405	434,910	$.500
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Outstanding at July 31	607,350	$.405	434,910	$.500

Note 7 — Stockholders’ Equity

The components of stockholders’ equity are summarized as follows:

	July 31,	April 30,
	2010	2010
Common stock, at par value	$60,000	$60,000
Capital in excess of par value	12,483,000	12,471,000
Accumulated deficit	(10,285,000)	(10,500,000)
	2,258,000	2,031,000
Less treasury stock, at cost	19,000	19,000
	$2,239,000	$2,012,000

Torotel has 6,000,000 shares of common stock, $.01 par value, authorized and 5,873,100 shares issued and outstanding.  The changes in shares of common stock outstanding as of July 31 of each period are summarized as follows:

	2010	2009
Balance, May 1	5,873,100	5,666,500
Restricted stock activity	—	—
Treasury stock activity	—	—

Balance, July 31	5,873,100	5,666,500

Note 8 — Earnings Per Share

Basic and diluted earnings per share is computed using the two-class method. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Per share amounts are computed by dividing net income attributable to common shareholders by the weighted average shares outstanding during each period.

The basic earnings per common share were computed as follows:

Year-to-Date EPS Calculations

	2010	2009
Net earnings (loss)	$215,000	$(109,000)
Amounts allocated to participating securities (nonvested restricted shares)	(22,000)	—
Net income attributable to common shareholders	$193,000	$(109,000)
Basic weighted average common shares	5,265,750	5,231,590
Earnings per share attributable to common shareholders:
Basic earnings (loss) per share	$.04	$(.02)

ASC 260, Earnings per Share, provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be participating securities and must be included in the computation of earnings per share pursuant to the two-class method.  Diluted earnings per share is not presented as Torotel does not have any shares considered incremental and dilutive. For the 2009 year to date earnings per share calculation, the participating securities identified above do not contain contractual obligations to participate in the losses of Torotel and are not classified using the two-class method.

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

Each SAR granted under the Plan may be exercised to the extent that the grantee is vested in such SAR.  The SARs will vest according to the following schedule:

Number of Years the Grantee has remained	Shares represented
a Torotel director following	by a SAR in which
the Date of Grant	a Grantee is Vested
Under one	0%
At least one but less than two	33%
At least two but less than three	67%
Three or more	100%

A grantee shall become fully vested in all of his or her SARs under the following circumstances: (i) upon termination of the grantee’s service as a director of Torotel for reasons of death, disability or retirement; (ii) if the Compensation and Nominating Committee (the “Committee”), in its sole discretion, determines that acceleration of the SAR vesting schedule would be desirable for Torotel; or (iii) if Torotel shall, pursuant to action by its Board of Directors, at any time propose to merge into, consolidate with, or sell or otherwise transfer all or substantially all of its assets to another corporation, and provision is not made pursuant to the terms of such transaction for the assumption by the surviving, resulting or acquiring corporation of outstanding SARs or for substitution of new SARs therefor, the Committee shall cause written notice of the proposed transaction to be given to each grantee not less than twenty days prior to the anticipated effective date of the proposed transaction, and his or her SARs shall become fully vested and, prior to a date specified in such notice, which shall be not more than ten days prior to the anticipated effective date of the proposed transaction, each grantee shall have the right to exercise all of his or her SARs.

Compensation expense is recognized over the vesting period based upon the estimated fair value of the SARs pursuant to the terms of the Plan using the Black-Scholes options-pricing model as of the end of each financial reporting period.  As of July 31, 2010, the fair value of the SARs was determined using the following assumptions: no dividend payments over the life of the SARs since Torotel has not issued any form of dividend since 1985; an expected volatility of 103.11% based on Torotel’s historical volatility using the weekly closing price over the past three years; a risk-free interest rate of 1.8%; and an expected life of three years based on the length of service estimated to be served.  As of July 31, 2009, the fair value of the SARs was determined using the following assumptions: no dividend payments over the life of the SARs since Torotel has not issued any form of dividend since 1985; an expected volatility of 114.9% based on Torotel’s historical volatility using the weekly closing price over the past three years; a risk-free interest rate of 2.50%; and an expected life of three years based on the length of service estimated to be served.   Based on these assumptions, the fair value prices per share of the outstanding SARs as of July 31, 2010, are summarized as follows:

	SARs				Aggregate	Aggregate
	Under	Exercise	Fair Value	%	Vested	Intrinsic
Grant Date	Option	Price	Price	Vested	Fair Value	Value
October 1, 2004	60,000	$.350	$.183	100%	$11,000	$—
May 1, 2005	30,000	$.302	$.191	100%	$6,000	$—
May 1, 2006	30,000	$.695	$.142	100%	$4,000	$—
May 1, 2007	30,000	$.500	$.162	100%	$5,000	$—
June 4, 2007	10,000	$.412	$.174	100%	$2,000	$—
May 1, 2008	40,000	$.550	$.156	67%	$4,000	$—
May 1, 2009	40,000	$.208	$.211	33%	$3,000	$3,000
May 1, 2010	40,000	$.300	$.191	0%	$—	$—

The vested portion represents 200,000 SARs.  As of July 31, 2010, the total aggregate intrinsic value of these exercisable SARs was $3,000.

SARs transactions for the three month periods ended July 31, 2010 and 2009 are summarized as follows:

	2010		2009
		Weighted		Weighted
	SARs	Average	SARs	Average
	Under	Grant	Under	Grant
	Option	Price	Option	Price
Outstanding at May 1	240,000	$.418	200,000	$.460
Granted	40,000	$ . 300	40,000	$.208
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at July 31	280,000	$.401	240,000	$.418

SARs exercisable at end of period	200,000	$.438	160,000	$.444
Weighted average fair value of SARs granted during the period		$.191		$.192

The following information applies to SARs outstanding for each for the three month periods ended July 31, 2010 and 2009:

	2010	2009
Number outstanding	280,000	240,000
Range of grant prices	$.208 - $.695	$.208 - $.695
Weighted average grant price	$.401	$.418
Weighted average remaining contractual life	6.74 yrs.	7.23 yrs.

Total compensation expense for the outstanding SARs for the three months ended July 31, 2010 and 2009 was an expense of $7,000 and $9,000, respectively.  As of July 31, 2010, there was $8,000 of total unrecognized compensation expense related to non-vested SARs granted under the Plan.  That cost is expected to be recognized over a weighted average period of .75 years.  The liability for SARs on the consolidated condensed balance sheets as of July 31, 2010 and April 30, 2010, was $35,000 and $28,000, respectively.

Note 10 — Customer Deposits

The current contract for the potted coil assembly provides for milestone payments in the aggregate amount of $1,148,000 paid by the customer prior to the commencement of product deliveries in April 2010. This aggregate amount was used to procure raw materials and to establish a 500-piece finished goods buffer as requested by the customer. As of July 31, 2010, Torotel had received milestone payments aggregating $1,148,000. These milestone payments are applied to invoices ratably over the course of the contract as product is delivered. In accordance with our revenue recognition policy, Torotel recognizes revenue on this contract upon monthly shipment of the product. As of July 31, 2010, the customer deposit liability was $723,000. This net amount is reflected as a customer deposit under current liabilities in the accompanying consolidated condensed balance sheet.

Note 11 — Concentrations of Credit Risk

Financial instruments that potentially subject Torotel to concentrations of credit risk consist principally of cash and accounts receivable.  Torotel grants unsecured credit to most of its customers.  Management does not believe that it is exposed to any extraordinary credit risk as a result of this policy.  At various times, and at July 31, 2010, cash balances exceeded federally insured limits.  Torotel has not experienced any losses in the cash accounts and management does not believe Torotel is exposed to any significant credit risk with respect to its cash.

Note 12 — Real Estate Lease

On July 30, 2010, Torotel entered into a 42 month real estate lease agreement with 96-OP Prop, LLC to lease approximately 18,000 square feet for manufacturing injection molded products, electromechanical assemblies, and larger transformers.  This facility is located in close proximity to the primary facility of Torotel in Olathe, KS.  This agreement commences on September 1, 2010 and continues through February 28, 2014.  The monthly base rent will be $9,485.  The aggregate base rent payments during the term of the lease will be approximately $398,000.  A copy of the agreement has been filed as an exhibit to the Current Report on Form 8-K filed on August 4, 2010.

Note 13 — New Accounting Pronouncement

Torotel adopted ASU No. 2009-17 Consolidations (Topic 810), Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This update requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”) and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE.  In addition, this new guidance requires additional disclosures about the involvement with a VIE and any significant changes in risk exposure due to that involvement.  This new guidance is effective for fiscal years beginning after November 15, 2009.  At adoption and as of July 31, 2010, we were not involved in any VIE and there was no impact from adoption.

Forward-Looking Information

This report, as well as our other reports filed with the Securities and Exchange Commission (“SEC”), and in press releases and other public communications throughout the year, contains forward-looking statements made pursuant to the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast,” “may,” “will,” “should,” “continue,” “predict” and similar expressions are intended to identify forward-looking statements. This report contains forward-looking statements regarding, among other topics, our expected financial position, results of operations, cash flows, strategy, budgets and management’s plans and objectives. Accordingly, these forward-looking statements are based on assumptions about a number of important factors. While we believe that our assumptions about such factors are reasonable, such factors involve risks and uncertainties that could cause actual results to be different from what appear here. These risk factors include: without limitation: declining sales by our Electronika subsidiary, our relatively limited customer base, risks in fulfilling military subcontracts, our ability to finance operations, continued government production of the Hellfire II missile system for which we supply parts, the ability to adequately pass through to customers unanticipated future increases in raw material costs, decreased demand for products, delays in developing new products, markets for new products and the cost of developing new markets, expected orders that do not occur, loss of key customers, the impact of competition and price erosion as well as supply and manufacturing constraints, and other risks and uncertainties. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will prove accurate. Accordingly, our actual results may differ materially from these forward-looking statements. We assume no obligation to update any forward-looking statements made herein.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Torotel, Inc. (“Torotel”) conducts business primarily through three wholly owned subsidiaries, Torotel Products, Inc. (“Torotel Products”), Torotel Manufacturing Corp. (“TMC”),  and Electronika, Inc. (“Electronika”).  TMC provides manufacturing services to Torotel Products.

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

Electronika’s requirements for ballast transformers are outsourced pursuant to a Manufacturing Agreement with Magnetika, Inc. (“Magnetika”), a corporation owned by the Caloyeras family, which presently owns approximately 43% of the common shares of Torotel. Under the terms of the agreement, Magnetika provides all necessary raw material, labor, testing, packaging and related services required to complete the manufacture, delivery and sale of the ballast transformers, and Electronika is obligated to order all of its ballast transformer requirements exclusively from Magnetika. Electronika retains ownership of all designs, drawings, specifications and intellectual property rights associated with the ballast transformers. In exchange for the services provided to Electronika under the Manufacturing Agreement, Magnetika receives 40 percent of the net sales price of all ballast transformers sold by Electronika. The Manufacturing Agreement continues in effect until April 1, 2012. In the three months ended July 31, 2010, Electronika incurred costs of $4,000 for goods purchased on trade terms of net 20 days pursuant to the Manufacturing Agreement. Of the amount purchased, $4,000 was due and payable as of July 31, 2010.

Business Outlook

Notwithstanding the current economic climate and uncertainty surrounding the next U.S. defense budget, we believe our overall business outlook remains favorable due to higher demand for the potted coil assembly for the Hellfire II missile system and a higher shippable backlog for magnetic components. Additionally, we believe a new long-term contract in excess of $5.0 million for the potted coil assembly will be awarded later in calendar 2010, although there can be no assurance the contract will be awarded or when sales under the contract would commence. As of July 31, 2010, the consolidated order backlog was nearly $5.9 million. This amount is comprised of $3.0 million for the potted coil assembly, $2.5 million in magnetic components and $400,000 in electro-mechanical assemblies. New order bookings during the first three months of fiscal 2011 decreased 86% to $750,000.  New order bookings exclusive of the potted coil assembly contract received in the first quarter last year decreased  nearly 1% to $750,000.

The industry mix of Torotel Products’ net sales for the first three months in fiscal 2010 was 62% defense, 20% aerospace and 18% industrial compared to 43% defense, 36% aerospace and 21% industrial for the same period last year. We believe the mix in fiscal 2011 will remain weighted primarily towards defense, but with an increase in the industrial category due to a significant contract signed in February, 2010.

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

Results of Operations

The following management comments regarding Torotel’s results of operations and outlook should be read in conjunction with the Consolidated Condensed Financial Statements included in Item 1 of this Quarterly Report.

This discussion and analysis of the results of operations include the operations of Torotel, Inc. and its subsidiaries, Torotel Products, Inc., Torotel Manufacturing Corp., and Electronika, Inc.  While each company’s results are included in the following discussion, segment reporting is not applicable because the products offered are similar in form and function, and target similar markets.

Three Months Ended July 31, 2010 Compared With Three Months Ended July 31, 2009

For the reasons discussed below, the consolidated pretax earnings increased from a loss of $109,000 to a profit of $215,000.  The pretax loss of Torotel decreased from $148,000 to $141,000.  The pretax earnings of Torotel Products increased from $38,000 to $351,000.  The pretax earnings of Electronika increased from $1,000 to $5,000.

Consolidated net sales increased 62%.  The net sales of Torotel Products increased 62% from $1,536,000 to $2,485,000.  This increase was attributable to higher demand for the potted coil assembly and higher demand for magnetic components and assemblies.  The net sales of Electronika increased from $1,000 to $9,000, which is consistent with the sales volume we expect from Electronika until the expiration of the Manufacturing Agreement.

Consolidated gross profit as a percentage of net sales remained unchanged.  The gross profit percentage of Torotel Products remained unchanged.  Electronika’s gross profit as a percentage of net sales also remained unchanged.

Engineering expenses, applicable only to Torotel Products, decreased 25% from $92,000 to $69,000 because of a $28,000 decrease in payroll costs due to fewer engineering personnel offset by a $5,000 increase in training costs.  We do not anticipate a significant increase in the level of engineering expenses during the next few quarters.

Consolidated selling, general and administrative (SG&A) expenses increased nearly 9%.  The SG&A expenses of Torotel decreased 5% from $148,000 to $141,000 primarily because of a $29,000 decrease in accounting fees partially offset by a $24,000 increase in professional fees.  The SG&A expenses of Torotel Products increased 11% from $410,000 to $465,000 primarily because of a $23,000 increase in training costs, a $13,000 increase in recruiting costs an $11,000 increase in bad debt allowance, and a $9,000 increase in consulting costs.  Electronika did not incur any SG&A expenses in either period.  We do not anticipate a significant increase in the level of SG&A expenses during the next few quarters.

Interest expense, entirely attributable to Torotel Products, decreased 17% because of a lower debt level (see Note 5 of Notes to Consolidated Condensed Financial Statements).

Interest income, entirely attributable to Torotel Products, increased $3,000 due to interest earned on certain cash balances.

Liquidity and Capital Resources

As of July 31, 2010, Torotel had $704,000 in cash compared to $1,030,000 as of April 30, 2010 and $520,000 as of July 31, 2009.  Management anticipates cash flow from operations to improve from current levels during the next few quarters given the current shippable backlog position.

The table below presents the summary of cash flow for the three month periods indicated through July 31.

	2010	2009
Net cash used in operating activities	$(254,000)	$(107,000)
Net cash used in investing activities	$(47,000)	$(30,000)
Net cash provided by (used in) financing activities	$(25,000)	$1,000

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in operating earnings, the timing of shipments and the collection of accounts receivable, changes in inventory, level of sales and payment of accounts payable.  The $47,000 of cash used in investing activities in the first three months of fiscal 2011 was the result of capital expenditures.  Management anticipates a higher level of capital expenditures during the remainder of fiscal 2011.  The $25,000 of cash used in financing activities in the first three months of fiscal 2011 is the net effect of long-term debt payments and capital lease obligations.  We believe that the projected cash flow from operations, combined with existing cash balances, will be sufficient to meet funding requirements for the foreseeable future.  Torotel does have a $500,000 bank line of credit available through September 30, 2010, which we anticipate could be utilized to help fund any working capital requirements.  We expect to renew the credit line with similar terms.

We believe that inflation will have only a minimal effect on future operations since such effects should be offset by sales price increases, which are not expected to have a significant effect upon demand.

Return on Capital Employed (“ROCE”) is the primary benchmark used by management to evaluate Torotel’s performance. ROCE measures how effectively and efficiently net operating assets (NOA) are used to generate income before interest and taxes (EBIT). For these purposes, NOA, or Capital Employed, is defined as “accounts receivable + inventory + net fixed assets + miscellaneous operating assets - accounts payable - miscellaneous operating liabilities”. The performance of Torotel’s management and the majority of its decisions will be measured by whether Torotel’s ROCE improves. For the fiscal years ended April 30, 2008, 2009 and 2010, Torotel’s ROCE was 12.25%, 18.19% and 1.13%, respectively.  The ROCE for the 12-month trailing period ended July 31, 2010 was 15.95%.  This increase in ROCE is partially attributed to the year to date operating profit.  We believe that ROCE should improve over the next few quarters.

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

Credit Risk

Financial instruments that potentially subject Torotel to concentrations of credit risk consist principally of cash and accounts receivable.  Torotel grants unsecured credit to most of its customers.  Management does not believe that it is exposed to any extraordinary credit risk as a result of this policy.  At various times, and at July 31, 2010, cash balances exceeded federally insured limits.  Torotel has not experienced any losses in the cash accounts and management does not believe Torotel is exposed to any significant credit risk with respect to its cash.

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

The carrying amounts of certain financial instruments, including cash, trade receivables, prepaid expenses and other current assets, trade accounts payable and accrued liabilities approximate fair value due to their short maturities.  As of July 31, 2010, the amount of Torotel’s long-term debt approximates fair value based on the present value of estimated future cash flows using a discount rate commensurate with a borrowing rate available to Torotel.

Treasury Stock

Torotel utilizes the weighted average cost method in accounting for its treasury stock transactions.

Revenue Recognition

Revenue is recognized when a fixed price contract or purchase order exists; delivery has occurred; and collection is reasonably assured.  Selling terms are FOB Shipping Point so Torotel considers its products delivered once they have been shipped and title and risk of loss have been transferred.  Torotel’s consolidated net sales arising from contracts having deliveries scheduled over a period of more than one year for the three month periods ended July 31, 2010 and 2009, were approximately 43% and 32%, respectively, primarily related to the long term contracts for the potted coil assembly.

Allowance for Doubtful Accounts

Gross trade accounts receivable are offset with an allowance for doubtful accounts.  The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in Torotel’s existing accounts receivable.  Management reviews the allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectability.  Account balances are charged against the allowance when placed for collection.  Recoveries of receivables previously written off are recorded when received.  The majority of the customer accounts are considered past due after the invoice becomes older than the customer’s credit terms.  Interest is not charged on past due accounts.  The allowance for doubtful accounts as of July 31, 2010 and April 30, 2010, was $17,000 and $6,000, respectively.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using a moving average cost method of valuation that currently and historically approximates the first-in, first-out method. Except as described above in “Revenue Recognition,” Torotel’s industry is characterized by short-term customer commitments and changes in demand, as well as other market considerations. Provisions for obsolete and excess inventory are based on reviews of inventory usage, quantities on hand and latest product demand information from customers. Inventories are reviewed in detail utilizing a 12-month time horizon. Individual part numbers that have not had any usage or purchases in a 12-month time period and do not have any known usage requirements are categorized as obsolete; individual part numbers having more than a 12-month supply based on the current year’s usage are categorized as excess. Once specific inventory has been identified as excess or obsolete, the cost of the identified inventory is fully reserved and the cost of the inventory is not recovered until it is sold. The reserve balance is analyzed for adequacy as part of the inventory review each quarter.

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

New Accounting Pronouncements

Torotel adopted ASU No. 2009-17 Consolidations (Topic 810), Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This update requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”) and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE.  In addition, this new guidance requires additional disclosures about the involvement with a VIE and any significant changes in risk exposure due to that involvement.  This new guidance is effective for fiscal years beginning after November 15, 2009.  At adoption and as of July 31, 2010, we were not involved in any VIE and there was no impact from adoption.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

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

Torotel, Inc.
(Registrant)

September 14, 2010	/s/ Dale H. Sizemore, Jr.
Date	Dale H. Sizemore, Jr.
Chief Executive Officer

September 14, 2010	/s/ H. James Serrone
Date	H. James Serrone.
Chief Financial Officer