Form 10-Q
period 2010-10-31
TOROTEL INC
filed 2010-12-15
CIK 98752

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

or

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

As of December 10, 2010, there were 5,873,100 shares of Common Stock, $.01 par value, outstanding.

TOROTEL, INC. AND SUBSIDIARIES

PART I.     FINANCIAL INFORMATION

Item 1.       Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	As of	As of
	October 31,	April 30,
	2010	2010
ASSETS

Current assets:
Cash	$946,000	$1,030,000
Trade receivables, net	1,325,000	920,000
Inventories, net	1,328,000	1,220,000
Prepaid expenses and other current assets	40,000	27,000
	3,639,000	3,197,000

Property, plant and equipment, net	1,412,000	963,000

Other assets	13,000	—

	$5,064,000	$4,160,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$119,000	$101,000
Trade accounts payable	623,000	311,000
Accrued liabilities	284,000	244,000
Customer deposits	422,000	978,000
	1,448,000	1,634,000

Long-term debt, less current maturities	956,000	514,000

Stockholders’ equity	2,660,000	2,012,000

	$5,064,000	$4,160,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Six Months Ended
	October 31,	October 31,
	2010	2009
Net sales	$5,492,000	$3,294,000
Cost of goods sold	3,567,000	2,134,000

Gross profit	1,925,000	1,160,000

Operating expenses:
Engineering	156,000	170,000
Selling, general and administrative	1,127,000	1,091,000
	1,283,000	1,261,000
Earnings (loss) from operations	642,000	(101,000)

Other expense (income):
Interest expense	22,000	23,000
Interest income	(5,000)	—
	17,000	23,000

Earnings (loss) before provision for income taxes	625,000	(124,000)

Provision for income taxes	—	—

Net earnings (loss)	$625,000	$(124,000)

Basic earnings (loss) per share	$.11	$(.02)

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	October 31,	October 31,
	2010	2009
Net sales	$2,998,000	$1,757,000
Cost of goods sold	1,970,000	1,150,000

Gross profit	1,028,000	607,000

Operating expenses:
Engineering	87,000	78,000
Selling, general and administrative	521,000	533,000
	608,000	611,000
Earnings (loss) from operations	420,000	(4,000)

Other expense (income):
Interest expense	12,000	11,000
Interest income	(2,000)	—
	10,000	11,000

Earnings (loss) before provision for income taxes	410,000	(15,000)

Provision for income taxes	—	—

Net earnings (loss)	$410,000	$(15,000)

Basic earnings (loss) per share	$.07	$(.00)

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	October 31,	October 31,
	2010	2009
Cash flows from operating activities:
Net earnings (loss)	$625,000	$(124,000)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Restricted stock cancelled	—	12,000
Stock compensation earned	23,000	24,000
Depreciation	69,000	51,000
Change in value of stock appreciation rights	14,000	4,000
Increase (decrease) in cash flows from operations resulting from changes in:
Trade receivables	(405,000)	(60,000)
Inventories	(108,000)	16,000
Prepaid expenses and other assets	(26,000)	(29,000)
Trade accounts payable	312,000	38,000
Accrued liabilities	26,000	(36,000)
Customer deposits	(556,000)	—

Net cash used in operating activities	(26,000)	(104,000)

Cash flows from investing activities:
Capital expenditures	(476,000)	(54,000)

Net cash used in investing activities	(476,000)	(54,000)

Cash flows from financing activities:
Proceeds from long-term debt	1,025,000	21,000
Principal payments on long-term debt	(592,000)	(36,000)
Payments on capital lease obligations	(15,000)	(6,000)

Net cash provided by (used in) financing activities	418,000	(21,000)

Net decrease in cash	(84,000)	(179,000)
Cash, beginning of period	1,030,000	656,000

Cash, end of period	$946,000	$477,000

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$22,000	$23,000
Income taxes	$—	$—

Non-cash investing and financing activities:
Capital expenditure	$(42,000)	$—
Proceeds from capital lease	$42,000	$—

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 1 — Basis of Presentation

The consolidated condensed balance sheet as of April 30, 2010, which has been derived from audited financial statements, is accompanied by the unaudited interim consolidated condensed financial statements, which reflect the normal recurring adjustments that in the opinion of management are necessary to present fairly Torotel’s consolidated financial position at October 31, 2010, and the consolidated results of operations for the three and six months ended October 31, 2010.

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

Note 2 — Nature of Operations

Torotel, Inc. (“Torotel”) conducts business primarily through three wholly owned subsidiaries, Torotel Products, Inc. (“Torotel Products”), Torotel Manufacturing Corp. (“TMC”), and Electronika, Inc. (“Electronika”).  TMC provides manufacturing services to Torotel Products.  Torotel specializes in the custom design and manufacture of a wide variety of precision magnetic components, consisting of transformers, inductors, reactors, chokes and toroidal coils, for use in commercial, industrial and military electronics.  Torotel also designs and distributes ballast transformers for the airline industry.  Approximately 95% of Torotel’s sales during the first six months of fiscal 2011 have been derived from domestic customers.

Note 3 — Inventories

The components of inventories are summarized as follows:

	October 31,	April 30,
	2010	2010
Raw materials	$709,000	$761,000
Work in process	314,000	256,000
Finished goods	305,000	203,000
	$1,328,000	$1,220,000

Note 4 — Income Taxes

As of October 31, 2010, the federal tax returns for the fiscal years ended 2006 through 2010 will remain open to audit until the statute of limitations closes for the years in which the net operating losses are utilized.  Torotel would recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.  As of October 31, 2010, Torotel recorded no accrued interest or penalties related to uncertain tax positions.  Management expects no significant change in the amount of unrecognized tax benefit, accrued interest or penalties within the next twelve months.

Note 5 — Financing Agreements

On September 27, 2010, Torotel Products, Inc. (the “Company”) entered into a new financing agreement (the “agreement”) with Commerce Bank, N.A (the “Bank”).  The agreement provides for a revolving line of credit, a guidance line of credit, and a real estate term loan. Both Torotel, Inc. and Electronika, Inc. serve as additional guarantors to all notes described below.

The revolving line of credit, to be used for working capital purposes, has a capacity of $500,000 with a 12-month term that is renewable annually.  The borrowing base of this facility is limited to 75% of eligible receivables.  The associated interest rate is equal to the greater of the floating Commerce Bank Prime Rate (currently 3.25 percent) or a floor of 4 percent.  Monthly repayments of interest only are required with the principal due at maturity.  This facility is cross collateralized and cross defaulted with all other facilities and is secured by a first lien on all business assets of the Company.

The guidance line of credit, to be used for equipment purchases, has a capacity of $500,000 with a 5 year term.  The advance rate of this facility is equal to 80% of the price of the equipment purchased.  Upon execution of the agreement, the Company received initial advances of $380,000 with an associated interest rate of 4.63 percent, which the Company primarily used to purchase injection molding equipment and a new enterprise resource planning system.  Monthly repayments of $7,123 consisting of both interest and principal are required.  Any additional borrowings will have an associated fixed interest rate that is equal to the 5 year Treasury swap plus 3.09 percent at the date of closing.  This facility is cross collateralized and cross defaulted with all other facilities and is secured by a purchase money security interest in the assets purchased as well as a first lien on all business assets of the Company.

The real estate term loan is in the principal amount of $650,000.  The real estate loan has a 5 year term with a 15 year amortization period with the balance payable at maturity.  The associated interest rate is fixed at 4.63 percent.  Monthly repayments of $5,038 consisting of both interest and principal are required.  This loan is a refinancing of our previous real estate loan and equipment loans with the Bank of Blue Valley which had a payoff amount of approximately $560,000.  The remainder of the loan proceeds was used to fund a portion of the equipment purchases.  Prepayment of this term loan up to $100,000 per year is allowed without penalty so long as these funds are generated through internal cash flow and not borrowed from a separate financial institution.  This facility is cross collateralized and cross defaulted with all other facilities and is secured by a first real estate mortgage on the property located at 620 North Lindenwood Drive in Olathe, Kansas.

The agreement contains customary representations, warranties, covenants and default provisions.  The Company is also required to comply with specified financial covenants (consisting of a minimum tangible net worth of $1,750,000 and an EBITDA to debt service ratio of 1.1 to 1).

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

Torotel has Restricted Stock Agreements dated August 7, 2007, with eight key employees pursuant to the Stock Award Plan (“SAP”).  The SAP provides key employees the opportunity to acquire common stock of Torotel pursuant to awards earned for accomplishing goals that promote the long-term financial performance of Torotel.  Under the terms of the SAP, which was filed as Exhibit 10.9 of Form 10-KSB for the fiscal year ended April 30, 2007, the restricted stock awards have a five year restriction period, which shall lapse based on certain conditions as outlined in the SAP.  As of October 31, 2010, the aggregate amount of the existing restricted stock awards was 357,350 shares.  Stock compensation cost of $9,000 for the existing restricted stock awards will be recorded per quarter during the remaining five-year vesting period provided the financial performance metrics as outlined in the SAP are likely to be attained.

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

Total stock compensation cost for all Restricted Stock Agreements for the three months ended October 31, 2010 and 2009 was $11,000 and $25,000, respectively.  Total stock compensation cost for all Restricted Stock Agreements for the six months ended October 31, 2010 and 2009 was $23,000 and $36,000, respectively.

Restricted stock activity for each six month period through October 31 is summarized as follows:

	2010		2009
	Restricted	Weighted	Restricted	Weighted
	Shares	Average	Shares	Average
	Under	Grant	Under	Grant
	Option	Price	Option	Price
Outstanding at May 1	607,350	$.405	434,910	$.500
Granted	—	—	250,000.270
Vested	—	—	—	—
Forfeited	—	—	(43,400)	.500
Outstanding at October 31	607,350	$.405	641,510	$.410

Note 7 — Stockholders’ Equity

The components of stockholders’ equity are summarized as follows:

	October 31,	April 30,
	2010	2010
Common stock, at par value	$60,000	$60,000
Capital in excess of par value	12,494,000	12,471,000
Accumulated deficit	(9,875,000)	(10,500,000)
	2,679,000	2,031,000
Less treasury stock, at cost	19,000	19,000
	$2,660,000	$2,012,000

Torotel has 6,000,000 shares of common stock, $.01 par value, authorized and 5,873,100 shares issued and outstanding.  The changes in shares of common stock outstanding as of October 31 of each period are summarized as follows:

	2010	2009
Balance, May 1	5,873,100	5,666,500
Restricted stock activity	—	250,000
Treasury stock activity	—	(43,400)

Balance, July 31	5,873,100	5,873,100

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

The basic earnings per common share were computed as follows:

Year-to-Date EPS Calculations

	2010	2009
Net earnings (loss)	$625,000	$(124,000)
Amounts allocated to participating securities (nonvested restricted shares)	(64,000)	—
Net income (loss) attributable to common shareholders	$561,000	$(124,000)
Basic weighted average common shares	5,265,750	5,231,590
Earnings per share attributable to common shareholders:
Basic earnings (loss) per share	$.11	$(.02)

Quarterly EPS Calculations

	2010	2009
Net earnings (loss)	$410,000	$(15,000)
Amounts allocated to participating securities (nonvested restricted shares)	(42,000)	—
Net income (loss) attributable to common shareholders	$368,000	$(15,000)
Basic weighted average common shares	5,265,750	5,231,590
Earnings per share attributable to common shareholders:
Basic earnings (loss) per share	$.07	$(.02)

ASC 260, Earnings per Share, provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be participating securities and must be included in the computation of earnings per share pursuant to the two-class method.  Diluted earnings per share is not presented as Torotel does not have any shares considered incremental and dilutive. For the 2009 earnings per share calculation, the participating securities identified above do not contain contractual obligations to participate in the losses of Torotel and are not classified using the two-class method.

Note 9 — Stock Appreciation Rights

The board of directors of Torotel approved the Directors Stock Appreciation Rights Plan (the “Plan”) for non-employee directors in September 2004.  Each stock appreciation right (“SAR”) is equal to one share of common stock of Torotel, and the aggregate number of SARs that may be granted under the Plan shall not exceed 500,000.  The effective date of the Plan is October 1, 2004, and the Plan has a term of 10 years.

Pursuant to the Plan, 20,000 SARs were granted on the effective date to each of the three current non-employee directors serving at that time.  The initial price at which each SAR was granted was $.35, which equaled the market price of Torotel’s common stock on the date of grant.  Accordingly, no compensation cost was recognized at the time of grant.

SARs shall automatically be granted in the future as follows: (1) each person who is elected as a director, who was not a director on the effective date of the Plan, shall be granted 10,000 SARs on the date such person is elected a director; and (2) on each May 1 following the effective date during the term of the Plan, each person serving as a director on such date shall be granted 10,000 SARs.  After the initial grant the price at which each SAR is granted shall be the average of the closing price of Torotel’s common stock for the 10 consecutive days immediately preceding the date of grant.  Upon exercise of a SAR, Torotel will pay the grantee an amount (the “Spread”) equal to the excess of the Exercise Price over the SAR grant price multiplied by the number of shares being exercised.  The Exercise Price shall be the average of the closing price of Torotel’s common stock for the 10 consecutive days immediately preceding the notice of exercise.  For any payments that exceed $10,000, Torotel has the option to make quarterly payments over 3 years with interest payable quarterly at the prime rate of Torotel’s primary bank.

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

A grantee shall become fully vested in all of his or her SARs under the following circumstances: (i) upon termination of the grantee’s service as a director of Torotel for reasons of death, disability or retirement; (ii) if the Compensation and Nominating Committee (the “Committee”), in its sole discretion, determines that acceleration of the SAR vesting schedule would be desirable for Torotel; or (iii) if Torotel shall, pursuant to action by its Board of Directors, at any time propose to merge into, consolidate with, or sell or otherwise transfer all or substantially all of its assets to another corporation, and provision is not made pursuant to the terms of such transaction for the assumption by the surviving, resulting or acquiring corporation of outstanding SARs or for substitution of new SARs therefor, the Committee shall cause written notice of the proposed transaction to be given to each grantee not less than 20 days prior to the anticipated effective date of the proposed transaction, and his or her SARs shall become fully vested and, prior to a date specified in such notice, which shall be not more than 10 days prior to the anticipated effective date of the proposed transaction, each grantee shall have the right to exercise all of his or her SARs.

Compensation expense is recognized over the vesting period based upon the estimated fair value of the SARs pursuant to the terms of the Plan using the Black-Scholes options-pricing model as of the end of each financial reporting period.  As of October 31, 2010, the fair value of the SARs was determined using the following assumptions: no dividend payments over the life of the SARs since Torotel has not issued any form of dividend since 1985; an expected volatility of 122.69% based on Torotel’s historical volatility using the weekly closing price over the past three years; a risk-free interest rate of 1.18%; and an expected life of three years based on the length of service estimated to be served.  As of October 31, 2009, the fair value of the SARs was determined using the following assumptions: no dividend payments over the life of the SARs since Torotel has not issued any form of dividend since 1985; an expected volatility of 114.0% based on Torotel’s historical volatility using the weekly closing price over the past three years; a risk-free interest rate of 2.50%; and an expected life of three years based on

the length of service estimated to be served.   Based on these assumptions, the fair value prices per share of the outstanding SARs as of October 31, 2010, are summarized as follows:

	SARs				Aggregate	Aggregate
	Under	Exercise	Fair Value	%	Vested	Intrinsic
Grant Date	Option	Price	Price	Vested	Fair Value	Value
October 1, 2004	60,000	$.350	$ . 217	100%	$13,000	$—
May 1, 2005	30,000	$.302	$.223	100%	$7,000	$—
May 1, 2006	30,000	$.695	$.184	100%	$6,000	$—
May 1, 2007	30,000	$.500	$.200	100%	$6,000	$—
June 4, 2007	10,000	$.412	$.210	100%	$2,000	$—
May 1, 2008	40,000	$.550	$.196	67%	$5,000	$—
May 1, 2009	40,000	$.208	$.239	33%	$3,000	$4,000
May 1, 2010	40,000	$.300	$.223	0%	$—	$—

The vested portion represents 200,000 SARs.  As of October 31, 2010, the total aggregate intrinsic value of these exercisable SARs was $4,000.

SARs transactions for the six month periods ended October 31, 2010 and 2009 are summarized as follows:

	2010		2009
		Weighted		Weighted
	SARs	Average	SARs	Average
	Under	Grant	Under	Grant
	Option	Price	Option	Price
Outstanding at May 1	240,000	$.418	200,000	$.460
Granted	40,000	$ . 300	40,000	$.208
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at October 31	280,000	$.401	240,000	$.418

SARs exercisable at end of period	200,000	$.438	160,000	$.444
Weighted average fair value of SARs granted during the period		$.223		$.157

The following information applies to SARs outstanding for each for the six month periods ended October 31, 2010 and 2009:

	2010	2009
Number outstanding	280,000	240,000
Range of grant prices	$.208 - $.695	$.208 - $.695
Weighted average grant price	$.401	$.418
Weighted average remaining contractual life	6.48 yrs.	6.98 yrs.

Total compensation expense for the outstanding SARs for the six months ended October 31, 2010 and 2009 was an expense of $14,000 and $4,000, respectively.  Total compensation expense for the outstanding SARs for the three months ended October 31, 2010 and 2009 was an expense of $7,000 and a credit of $5,000, respectively.  As of October 31, 2010, there was $9,000 of total unrecognized compensation expense related to non-vested SARs granted under the Plan.  That cost is expected to be recognized over a weighted average period of 0.64 years.  The liability for SARs on the consolidated condensed balance sheets as of October 31, 2010 and April 30, 2010, was $42,000 and $28,000, respectively.

Note 10 — Customer Deposits

The current contract for the potted coil assembly provides for milestone payments in the aggregate amount of $1,148,000 paid by the customer prior to the commencement of product deliveries in April 2010. This aggregate amount was used to procure raw materials and to establish a 500-piece finished goods buffer as requested by the customer. As of October 31, 2010, Torotel had received milestone payments aggregating $1,148,000. These milestone payments are applied to invoices ratably over the course of the contract as product is delivered. In accordance with our revenue recognition policy, Torotel recognizes revenue on this contract upon shipment of the product. As of October 31, 2010, the customer deposit liability was $422,000. This net amount is reflected as a customer deposit under current liabilities in the accompanying consolidated condensed balance sheet.

Note 11 — Concentrations of Credit Risk

Financial instruments that potentially subject Torotel to concentrations of credit risk consist principally of cash and accounts receivable.  Torotel grants unsecured credit to most of its customers.  Management does not believe that it is exposed to any extraordinary credit risk as a result of this policy.  At various times, and at October 31, 2010, cash balances exceeded federally insured limits.  Torotel has not experienced any losses in the cash accounts and management does not believe Torotel is exposed to any significant credit risk with respect to its cash.

Note 12 — Real Estate Lease

On July 30, 2010, Torotel entered into a 42 month real estate lease agreement with 96-OP Prop, LLC to lease approximately 18,000 square feet for manufacturing injection molded products, electromechanical assemblies, and larger transformers.  This facility is located in close proximity to the primary facility of Torotel in Olathe, KS.  This agreement commenced on September 1, 2010 and continues through February 28, 2014.  The monthly base rent is $9,485.  The aggregate base rent payments during the term of the lease will be approximately $398,000.  A copy of the agreement was filed as an exhibit to the Current Report on Form 8-K filed on August 4, 2010.

Note 13 — Subsequent Events

At the request of our customer, shipments of the potted coil assembly are expected to be delayed until February, 2011.  We estimate that this change will lower revenue by approximately $800,000 in the third quarter of fiscal year 2011.  Based on preliminary discussions with our customer, we anticipate that delivery of the potted coil assembly will resume in February, 2011. This schedule change is due to production delays at the customer’s facility. Per the customer’s request, we will continue production of the potted coil assembly. We do not anticipate that this will have a material impact on our working capital requirements or our long-term business outlook, as the customer will provide payments for units produced.

Forward-Looking Information

This report, as well as our other reports filed with the Securities and Exchange Commission (“SEC”), and in press releases and other public communications throughout the year, contains forward-looking statements made pursuant to the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast,” “may,” “will,” “should,” “continue,” “predict” and similar expressions are intended to identify forward-looking statements. This report contains forward-looking statements regarding, among other topics, our expected financial position, results of operations, cash flows, strategy, budgets and management’s plans and objectives. Accordingly, these forward-looking statements are based on assumptions about a number of important factors. While we believe that our assumptions about such factors are reasonable, such factors involve risks and uncertainties that could cause actual results to be different from what appear here. These risk factors include: without limitation: declining sales by our Electronika subsidiary, our relatively limited customer base, risks in fulfilling military subcontracts, our ability to finance operations, interruptions or delays in production by our customers, continued government procurement of the Hellfire II missile system for which we supply parts, the ability to adequately pass through to customers unanticipated future increases in raw material costs, decreased demand for products, delays in developing new products, markets for new products and the cost of developing new markets, expected orders that do not occur, loss of key customers, the impact of competition and price erosion as well as supply and manufacturing constraints, and other risks and uncertainties. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will prove accurate. Accordingly, our actual results may differ materially from these forward-looking statements. We assume no obligation to update any forward-looking statements made herein.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Torotel, Inc. (“Torotel”) conducts business primarily through three wholly owned subsidiaries, Torotel Products, Inc. (“Torotel Products”), Torotel Manufacturing Corp. (“TMC”), and Electronika, Inc. (“Electronika”).  TMC provides manufacturing services to Torotel Products.

Torotel Products designs and manufactures a wide variety of magnetic components for use in military, aerospace and industrial electronic applications.  These magnetic components, which consist of transformers, inductors, reactors, chokes, and toroidal coils, are used to modify and control electrical voltages and currents in electronic devices.  For example, if equipment containing one of these components receives an electrical voltage or current which is too high for proper operation of the equipment, the component would modify and control the electrical voltage or current to allow proper operation of the equipment.  While Torotel Products primarily manufactures the components in accordance with pre-developed mechanical and electrical requirements, in some cases it will be responsible for both the overall design and manufacture of the components.  Torotel Products now has the capability to produce injection molded magnetic components.  These transformers are produced using processes similar to the production process for existing magnetic components.  Any differences are attributable to the size of the injection molded components and the method of encapsulation.  The magnetic components are sold to manufacturers who incorporate them into an end-product.  The major applications include aircraft navigational equipment, voice and data secure communications, medical equipment, avionics equipment, airport runway and sign lighting, down-hole drilling, and conventional missile guidance systems.

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

Torotel Products is an approved source for magnetic components used in numerous military and aerospace systems, which means Torotel Products is automatically solicited for any procurement needs for such applications.  The magnetic components manufactured by Torotel Products are sold primarily in the United States, and most sales are awarded on a competitive bid basis.  The markets in which Torotel Products competes are highly competitive.  A substantial number of companies sell components of the type manufactured and sold by Torotel Products.  In addition, Torotel Products sells to a number of customers who have the capability of manufacturing their own electronic components.  The principal methods of competition for electronic products in the markets served by Torotel Products include, among other factors, price, on-time delivery performance, lead times, customized product engineering and technical support, marketing capabilities, quality assurance, manufacturing efficiency, and existing relationships with customers’ engineers.  While we believe magnetic components are not susceptible to rapid technological change, Torotel Products’ sales, which do not represent a significant share of the industry’s market, are susceptible to decline given the competitive nature of the market.

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

Electronika’s requirements for ballast transformers are outsourced pursuant to a Manufacturing Agreement with Magnetika, Inc. (“Magnetika”), a corporation owned by the Caloyeras family, which presently owns approximately 43% of the common shares of Torotel. Under the terms of the agreement, Magnetika provides all necessary raw material, labor, testing, packaging and related services required to complete the manufacture, delivery and sale of the ballast transformers, and Electronika is obligated to order all of its ballast transformer requirements exclusively from Magnetika. Electronika retains ownership of all designs, drawings, specifications and intellectual property rights associated with the ballast transformers. In exchange for the services provided to Electronika under the Manufacturing Agreement, Magnetika receives 40 percent of the net sales price of all ballast transformers sold by Electronika. The Manufacturing Agreement continues in effect until April 1, 2012. In the six months ended October 31, 2010, Electronika incurred costs of $10,000 for goods purchased on trade terms of net 20 days pursuant to the Manufacturing Agreement. Of the amount purchased, $1,000 was due and payable as of October 31, 2010.

Business Outlook

Notwithstanding the current economic climate and uncertainty surrounding the next U.S. defense budget, we believe our overall business outlook remains favorable due to higher backlog for the potted coil assembly for the Hellfire II missile system and a higher shippable backlog for magnetic components. However, any further delays in Boeing 787 aircraft production could shift the delivery schedule of existing magnetic component orders.  Additionally, a new long-term contract valued at $5.9 million for the potted coil assembly was awarded during the second quarter of fiscal year 2011.  As of October 31, 2010, the consolidated order backlog was nearly $9.8 million. This amount is comprised of $7.6 million for the potted coil assembly, $1.8 million in magnetic components and $400,000 in electro-mechanical assemblies. New order bookings exclusive of the potted coil assembly contract received in the second quarter last year increased nearly 9% to $2.5 million.

The industry mix of Torotel Products’ net sales for the first six months in fiscal 2011 was 56% defense, 21% aerospace and 23% industrial compared to 49% defense, 30% aerospace and 21% industrial for the same period last year. We believe the mix in fiscal 2011 will remain weighted primarily toward defense.

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

Results of Operations

The following management comments regarding Torotel’s results of operations and outlook should be read in conjunction with the Consolidated Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report.

This discussion and analysis of the results of operations include the operations of Torotel, Inc. and its subsidiaries, Torotel Products, Inc., Torotel Manufacturing Corp., and Electronika, Inc.  While each company’s results are included in the following discussion, segment reporting is not applicable because the products offered are similar in form and function, and target similar markets.

Six Months Ended October 31, 2010 Compared With Six Months Ended October 31, 2009

For the reasons discussed below, the consolidated pretax earnings increased from a loss of $124,000 to a profit of $625,000.  The pretax loss of Torotel decreased from $246,000 to $210,000.  The pretax earnings of Torotel Products increased from $119,000 to $820,000.  The pretax earnings of Electronika increased from $3,000 to $15,000.

Consolidated net sales increased 67%.  The net sales of Torotel Products increased 66% from $3,289,000 to $5,467,000.  This increase was attributable to the higher demand for magnetic components and potted coil assemblies.  The net sales of Electronika increased 400% from $5,000 to $25,000, which is consistent with the sales volume expected from Electronika until the expiration of the Manufacturing Agreement in 2012.

Consolidated gross profit as a percentage of net sales remained unchanged.  The gross profit percentage of Torotel Products remained unchanged.  Electronika’s gross profit as a percentage of net sales remained unchanged.

Engineering expenses, applicable only to Torotel Products, decreased 8% from $170,000 to $156,000   because of a $23,000 decrease in payroll costs due to fewer engineering staff and a $2,000 decrease in consulting costs.  These decreases were offset partially by a $7,000 increase in training costs, a $2,000 increase in travel costs, and $2,000 in depreciation expense.  We do not anticipate any significant increase in the present level of engineering expenses.

Consolidated selling, general and administrative (“SG&A”) expenses increased 3%.  The SG&A expenses of Torotel decreased 14% from $246,000 to $211,000 primarily because of a $36,000 decrease in accounting fees, a $10,000 decrease in annual report expenses, a $9,000 decrease in consulting fees, and a $2,000 decrease in officers insurance.  These decreases were partially offset by a $12,000 increase in professional services and a $10,000 increase in the fair value of stock appreciation rights.  The SG&A expenses of Torotel Products increased nearly 9% from $845,000 to $916,000 primarily because of a $28,000 increase in injection molding training costs, a $20,000 increase in payroll costs, a $18,000 increase in consulting expenses, a $10,000 increase in utilities, and a $5,000 increase in bank charges.  These increases were offset partially by a $4,000 decrease in environmental expense and a $4,000 decrease in professional services costs.  Electronika did not incur any SG&A expenses in either period.  We do not anticipate any significant increase in the present level of SG&A expenses.

Interest expense, entirely attributable to Torotel Products, decreased nearly 4% due to lower interest rates partially offset by a higher debt level.

Three Months Ended October 31, 2010 Compared With Three Months Ended October 31, 2009

For the reasons discussed below, the consolidated pretax earnings increased from a loss of $15,000 to a profit of $410,000.  The pretax loss of Torotel decreased from $98,000 to $71,000.  The pretax earnings of Torotel Products increased from $81,000 to $471,000.  The pretax earnings of Electronika increased from $2,000 to $10,000.

Consolidated net sales increased 71%.  The net sales of Torotel Products increased 70% from $1,753,000 to $2,981,000.  This increase was attributable to higher demand for the potted coil assembly and higher demand for magnetic components and assemblies.  The net sales of Electronika increased from $4,000 to $17,000, which is consistent with the sales volume we expect from Electronika until the expiration of the Manufacturing Agreement.

Consolidated gross profit as a percentage of net sales decreased 1%.  The gross profit percentage of Torotel Products decreased nearly 1% due to slightly higher production costs.  Electronika’s gross profit as a percentage of net sales remained unchanged.

Engineering expenses, applicable only to Torotel Products, increased 12% from $78,000 to $87,000 because of a $5,000 increase in payroll costs due to new engineering interns, a $3,000 increase in travel costs, and a $1,000 increase in depreciation.  We do not anticipate a significant increase in the level of engineering expenses during the next few quarters.

Consolidated selling, general and administrative (SG&A) expenses decreased nearly 2%.  The SG&A expenses of Torotel decreased 28% from $98,000 to $71,000 primarily because of a $12,000 decrease in professional fees, a $10,000 decrease in annual report expenses, a $9,000 decrease in consulting fees, a $6,000 decrease in accounting fees, and a $6,000 decrease in director fees.  This decrease was partially offset by a $12,000 increase in the fair value of stock appreciation rights and a $3,000 increase in SEC filing fees.  The SG&A expenses of Torotel Products increased 4% from $435,000 to $450,000 primarily because of a $28,000 increase in payroll costs, a $12,000 increase in travel costs, a $9,000 increase in consulting fees, a $8,000 increase in equipment maintenance, and a $7,000 increase in building repairs. This increase was partially offset by a $30,000 decrease in recruiting costs, a $11,000 decrease in sales commissions, and a $8,000 decrease in sales commissions.  Electronika did not incur any SG&A expenses in either period.  We do not anticipate a significant increase in the level of SG&A expenses during the next few quarters.

Interest expense, entirely attributable to Torotel Products, increased 8% because of a higher debt level.

Liquidity and Capital Resources

As of October 31, 2010, Torotel had $946,000 in cash compared to $1,030,000 as of April 30, 2010 and $477,000 as of October 31, 2009.  We anticipate cash flow from operations to improve from current levels during the next few quarters given the anticipated decreased levels in accounts receivable as well as the increase in customer deposits related to the new potted coil assembly contract.

The table below presents the summary of cash flow for the six month periods indicated through October 31.

	2010	2009
Net cash used in operating activities	$(26,000)	$(104,000)
Net cash used in investing activities	$(476,000)	$(54,000)
Net cash provided by (used in) financing activities	$418,000	$(21,000)

Net cash provided by (used in) operating activities fluctuates between periods primarily as a result of differences in operating earnings, the timing of shipments and the collection of accounts receivable, changes in inventory, level of sales and payment of accounts payable.  The $476,000 of cash used in investing activities in the first six months of fiscal 2011 was the result of capital expenditures.  This included approximately $330,000 related to the purchase of injection molding equipment financed with the proceeds of the guidance line of credit. Management anticipates approximately $120,000 in additional capital expenditures during the remainder of fiscal 2011.  The $418,000 of cash provided by financing activities in the first six months of fiscal 2011 is the net effect of long-term debt refinancing and payments as well as payments on capital lease obligations.  We believe that the projected cash flow from operations, combined with existing cash balances, will be sufficient to meet funding requirements for the foreseeable future.  Torotel does have a $500,000 bank line of credit available, which we anticipate could be utilized to help fund any working capital requirements. During August, 2010, Torotel Products temporarily borrowed $178,000 against the credit line to fund working capital requirements.  This amount was repaid in September, 2010.

We believe that inflation will have only a minimal effect on future operations since such effects should be offset by sales price increases, which are not expected to have a significant effect upon demand.

Return on Capital Employed (“ROCE”) is the primary benchmark used by management to evaluate Torotel’s performance. ROCE measures how effectively and efficiently net operating assets (NOA) are used to generate income before interest and taxes (EBIT). For these purposes, NOA, or Capital Employed, is defined as “accounts receivable + inventory + net fixed assets + miscellaneous operating assets - accounts payable - miscellaneous operating liabilities”. The performance of Torotel’s management and the majority of its decisions will be measured by whether Torotel’s ROCE improves. For the fiscal years ended April 30, 2008, 2009 and 2010, Torotel’s ROCE was 12.25%, 18.19% and 1.13%, respectively.  The ROCE for the 12-month trailing period ended October 31, 2010 was 27.22%.  This increase in ROCE is largely attributed to the year to date operating profit.  We believe that ROCE could be adversely impacted in fiscal 2011 due to the schedule changes outlined in Note 13of this 10-Q.

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

Credit Risk

Financial instruments that potentially subject Torotel to concentrations of credit risk consist principally of cash and accounts receivable.  Torotel grants unsecured credit to most of its customers.  Management does not believe that it is exposed to any extraordinary credit risk as a result of this policy.  At various times, and at October 31, 2010, cash balances exceeded federally insured limits.  Torotel has not experienced any losses in the cash accounts and management does not believe Torotel is exposed to any significant credit risk with respect to its cash.

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

The carrying amounts of certain financial instruments, including cash, trade receivables, prepaid expenses and other current assets, trade accounts payable and accrued liabilities approximate fair value due to their short maturities.  As of October 31, 2010, the amount of Torotel’s long-term debt approximates fair value based on the present value of estimated future cash flows using a discount rate commensurate with a borrowing rate available to Torotel.

Treasury Stock

Torotel utilizes the weighted average cost method in accounting for its treasury stock transactions.

Revenue Recognition

Revenue is recognized when a fixed price contract or purchase order exists; delivery has occurred; and collection is reasonably assured.  Selling terms are FOB Shipping Point so Torotel considers its products delivered once they have been shipped and title and risk of loss have been transferred.  Torotel’s consolidated net sales arising from contracts having deliveries scheduled over a period of more than one year for the six month periods ended October 31, 2010 and 2009, were approximately 43% and 34%, respectively, primarily related to the long term contracts for the potted coil assembly.

Allowance for Doubtful Accounts

Gross trade accounts receivable are offset with an allowance for doubtful accounts.  The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in Torotel’s existing accounts receivable.  Management reviews the allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectability.  Account balances are charged against the allowance when placed for collection.  Recoveries of receivables previously written off are recorded when received.  The majority of the customer accounts are considered past due after the invoice becomes older than the customer’s credit terms.  Interest is not charged on past due accounts.  The allowance for doubtful accounts as of October 31, 2010 and April 30, 2010, was $11,000 and $6,000, respectively.

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

Changes in Internal Control

There were no significant changes in Torotel’s internal control over financial reporting or in other factors that in management’s estimates have materially affected, or are reasonably likely to materially affect, Torotel’s internal control over financial reporting subsequent to the date of the evaluation.

PART II.   OTHER INFORMATION

Item 6.   Exhibits

a)                Exhibits

Exhibit 10.11	Commerce Financing Agreements
Exhibit 31.1	Officer Certification
Exhibit 31.2	Officer Certification
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Torotel, Inc.
(Registrant)

December 15, 2010	/s/ Dale H. Sizemore, Jr.
Date	Dale H. Sizemore, Jr.
Chief Executive Officer

December 15, 2010	/s/ H. James Serrone
Date	H. James Serrone.
Chief Financial Officer