Form 10-Q
period 2011-01-31
TOROTEL INC
filed 2011-03-17
CIK 98752

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

or

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

As of March 14, 2011, there were 5,828,650 shares of Common Stock, $.01 par value, outstanding.

TOROTEL, INC. AND SUBSIDIARIES

PART I.         FINANCIAL INFORMATION

Item 1.           Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	As of	As of
	January 31,	April 30,
	2011	2010
ASSETS

Current assets:
Cash	$1,400,000	$1,030,000
Trade receivables, net	822,000	920,000
Inventories, net	1,636,000	1,220,000
Prepaid expenses and other current assets	66,000	27,000
	3,924,000	3,197,000

Property, plant and equipment, net	1,421,000	963,000

Other assets	13,000	—

	$5,358,000	$4,160,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$123,000	$101,000
Trade accounts payable	519,000	311,000
Accrued liabilities	306,000	244,000
Customer deposits	1,211,000	978,000
	2,159,000	1,634,000

Long-term debt, less current maturities	931,000	514,000

Stockholders’ equity	2,268,000	2,012,000

	$5,358,000	$4,160,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Nine Months Ended
	January 31,	January 31,
	2011	2010
Net sales	$7,525,000	$4,844,000
Cost of goods sold	5,106,000	3,203,000

Gross profit	2,419,000	1,641,000

Operating expenses:
Engineering	326,000	241,000
Selling, general and administrative	1,850,000	1,617,000
	2,176,000	1,858,000
Earnings (loss) from operations	243,000	(217,000)

Other expense (income):
Interest expense	34,000	33,000
Interest income	(5,000)	—
	29,000	33,000

Earnings (loss) before provision for income taxes	214,000	(250,000)

Provision for income taxes	—	—

Net earnings (loss)	$214,000	$(250,000)

Basic earnings (loss) per share	$.04	$(.05)

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	January 31,	January 31,
	2011	2010
Net sales	$2,033,000	$1,550,000
Cost of goods sold	1,539,000	1, 069,000

Gross profit	494,000	481,000

Operating expenses:
Engineering	170,000	71,000
Selling, general and administrative	723,000	526,000
	893,000	597,000
Earnings (loss) from operations	(399,000)	(116,000)

Other expense (income):
Interest expense	12,000	10,000
	12,000	10,000

Earnings (loss) before provision for income taxes	(411,000)	(126,000)

Provision for income taxes	—	—

Net earnings (loss)	$(411,000)	$(126,000)

Basic earnings (loss) per share	$(.08)	$(.02)

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	January 31,	January 31,
	2011	2010
Cash flows from operating activities:
Net earnings (loss)	$214,000	$(250,000)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Restricted stock cancelled	8,000	12,000
Stock compensation earned	35,000	45,000
Depreciation	133,000	79,000
Change in value of stock appreciation rights	97,000	8,000
Increase (decrease) in cash flows from operations resulting from changes in:
Trade receivables	98,000	(45,000)
Inventories	(416,000)	(297,000)
Prepaid expenses and other assets	(52,000)	(20,000)
Trade accounts payable	208,000	178,000
Accrued liabilities	(35,000)	(58,000)
Customer deposits	233,000	409,000

Net cash provided by operating activities	523,000	61,000

Cash flows from investing activities:
Capital expenditures	(541,000)	(74,000)

Net cash used in investing activities	(541,000)	(74,000)

Cash flows from financing activities:
Proceeds from long-term debt	1,025,000	22,000
Principal payments on long-term debt	(618,000)	(58,000)
Payments on capital lease obligations	(19,000)	(8,000)

Net cash provided by (used in) financing activities	388,000	(44,000)

Net increase (decrease) in cash	370,000	(57,000)
Cash, beginning of period	1,030,000	656,000

Cash, end of period	$1,400,000	$599,000

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$34,000	$33,000
Income taxes	$—	$—

Non-cash investing and financing activities:
Capital expenditure	$(50,000)	$—
Proceeds from capital lease	$50,000	$—

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 1 — Basis of Presentation

The consolidated condensed balance sheet as of April 30, 2010, which has been derived from audited financial statements, is accompanied by the unaudited interim consolidated condensed financial statements, which reflect the normal recurring adjustments that in the opinion of management are necessary to present fairly Torotel’s consolidated financial position at January 31, 2011, and the consolidated results of operations for the three and nine months ended January 31, 2011.

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

Note 2 — Nature of Operations

Torotel, Inc. (“Torotel”) conducts business primarily through three wholly owned subsidiaries, Torotel Products, Inc. (“Torotel Products”), Torotel Manufacturing Corp. (“TMC”), and Electronika, Inc. (“Electronika”).  TMC provides manufacturing services to Torotel Products.  Torotel specializes in the custom design and manufacture of a wide variety of precision magnetic components, consisting of transformers, inductors, reactors, chokes and toroidal coils, for use in commercial, industrial and military electronics.  Torotel also designs and distributes ballast transformers for the airline industry.  Approximately 94% of Torotel’s sales during the first nine months of fiscal 2011 have been derived from domestic customers.

Note 3 — Inventories

The components of inventories are summarized as follows:

	January 31,	April 30,
	2011	2010
Raw materials	$925,000	$761,000
Work in process	240,000	256,000
Finished goods	471,000	203,000
	$1,636,000	$1,220,000

Note 4 — Income Taxes

As of January 31, 2011, the federal tax returns for the fiscal years ended 2006 through 2010 will remain open to audit until the statute of limitations closes for the years in which the net operating losses are utilized.  Torotel would recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.  As of January 31, 2011, Torotel recorded no accrued interest or penalties related to uncertain tax positions.  Management expects no significant change in the amount of unrecognized tax benefit, accrued interest or penalties within the next twelve months.

Note 5 — Financing Agreements

On September 27, 2010, Torotel Products entered into a new financing agreement (the “agreement”) with Commerce Bank, N.A (the “Bank”).  The agreement provides for a revolving line of credit, a guidance line of credit, and a real estate term loan.  Both Torotel, Inc. and Electronika, Inc. serve as additional guarantors to all notes described below.

The revolving line of credit, to be used for working capital purposes, has a capacity of $500,000 with a 12-month term that is renewable annually.  The borrowing base of this facility is limited to 75% of eligible receivables.  The associated interest rate is equal to the greater of the floating Commerce Bank Prime Rate (currently 3.25 percent) or a floor of 4 percent.  Monthly repayments of interest only are required with the principal due at maturity.  This facility is cross collateralized and cross defaulted with all other facilities and is secured by a first lien on all business assets of Torotel Products.

The guidance line of credit, to be used for equipment purchases, has a capacity of $500,000 with a 5 year term.  The advance rate of this facility is equal to 80% of the price of the equipment purchased.  Upon execution of the agreement, the Company received initial advances of $380,000 with an associated interest rate of 4.63 percent, which the Company primarily used to purchase injection molding equipment and a new enterprise resource planning system.  Monthly repayments of $7,123 consisting of both interest and principal are required.  Any additional borrowings will have an associated fixed interest rate that is equal to the 5 year Treasury swap plus 3.09 percent at the date of closing.  This facility is cross collateralized and cross defaulted with all other facilities and is secured by a purchase money security interest in the assets purchased as well as a first lien on all business assets of Torotel Products.

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

The agreement contains customary representations, warranties, covenants and default provisions.  Torotel Products is also required to comply with specified financial covenants (consisting of a minimum tangible net worth of $1,750,000 and an EBITDA to debt service ratio of 1.1 to 1).

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

Torotel has Restricted Stock Agreements dated August 7, 2007, with eight key employees pursuant to the Stock Award Plan (“SAP”).  The SAP provides key employees the opportunity to acquire common stock of Torotel pursuant to awards earned for accomplishing goals that promote the long-term financial performance of Torotel.  Under the terms of the SAP, which was filed as Exhibit 10.9 of Form 10-KSB for the fiscal year ended April 30, 2007, the restricted stock awards have a five year restriction period, which shall lapse based on certain conditions as outlined in the SAP.  As of January 31, 2011, the aggregate amount of the existing restricted stock awards was 312,900 shares.  Stock compensation cost of $8,000 for the existing restricted stock awards will be recorded per quarter during the remaining five-year vesting period provided the financial performance metrics as outlined in the SAP are likely to be attained.

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

Total stock compensation cost for all Restricted Stock Agreements for the three months ended January 31,   2011 and 2010 was $19,000 and $22,000, respectively.  Total stock compensation cost for all Restricted Stock Agreements for the nine months ended January 31, 2011 and 2010 was $44,000 and $32,000, respectively.

Restricted stock activity for each nine month period through January 31 is summarized as follows:

	2011		2010
	Restricted	Weighted	Restricted	Weighted
	Shares	Average	Shares	Average
	Under	Grant	Under	Grant
	Option	Price	Option	Price
Outstanding at May 1	607,350	$.405	434,910	$.500
Granted	—	—	250,000.270
Vested	—	—	(34,160)	.500
Forfeited	(44,450)	.500	(43,400)	.500
Outstanding at January 31	562,900	$.397	607,350	$.405

Note 7 — Stockholders’ Equity

The components of stockholders’ equity are summarized as follows:

	January 31,	April 30,
	2011	2010
Common stock, at par value	$60,000	$60,000
Capital in excess of par value	12,514,000	12,471,000
Accumulated deficit	(10,287,000)	(10,500,000)
	2,287,000	2,031,000
Less treasury stock, at cost	19,000	19,000
	$2,268,000	$2,012,000

Torotel has 6,000,000 shares of common stock, $.01 par value, authorized and 5,828,650 shares issued and outstanding.  The changes in shares of common stock outstanding as of January 31 of each period are summarized as follows:

	2011	2010
Balance, May 1	5,873,100	5,666,500
Restricted stock activity	—	250,000
Treasury stock activity	(44,450)	(43,400)

Balance, January 31	5,828,650	5,873,100

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

The basic earnings per common share were computed as follows:

Year-to-Date EPS Calculations

	2011	2010
Net earnings (loss)	$214,000	$(250,000)
Amounts allocated to participating securities (nonvested restricted shares)	(22,000)	—
Net income (loss) attributable to common shareholders	$192,000	$(250,000)
Basic weighted average common shares	5,303,587	5,235,551
Earnings per share attributable to common shareholders:
Basic earnings (loss) per share	$.04	$(.05)

Quarterly EPS Calculations

	2011	2010
Net earnings (loss)	$(411,000)	$(126,000)
Amounts allocated to participating securities (nonvested restricted shares)	—	—
Net income (loss) attributable to common shareholders	$(411,000)	$(126,000)
Basic weighted average common shares	5,290,381	5,243,472
Earnings per share attributable to common shareholders:
Basic earnings (loss) per share	$(.08)	$(.02)

ASC 260, Earnings per Share, provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be participating securities and must be included in the computation of earnings per share pursuant to the two-class method.  Diluted earnings per share is not presented as Torotel does not have any shares considered incremental and dilutive. For both the year-to-date and quarterly 2010 earnings per share calculations and the 2011 quarterly earnings per share calculation, the participating securities identified above do not contain contractual obligations to participate in the losses of Torotel and are not classified using the two-class method.

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

Compensation expense is recognized over the vesting period based upon the estimated fair value of the SARs pursuant to the terms of the Plan using the Black-Scholes options-pricing model as of the end of each financial reporting period.  As of January 31, 2011, the fair value of the SARs was determined using the following assumptions: no dividend payments over the life of the SARs since Torotel has not issued any form of dividend since 1985; an expected volatility of 115.38% based on Torotel’s historical volatility using the weekly closing price over the past three years; a risk-free interest rate of 1.99%; and an expected life of three years based on the length of service estimated to be served.  As of January 31, 2010, the fair value of the SARs was determined using the following assumptions: no dividend payments over the life of the SARs since Torotel has not issued any form of dividend since 1985; an expected volatility of 107.5% based on Torotel’s historical volatility using the weekly closing price over the past three years; a risk-free interest rate of 2.50%; and an expected life of three years based on the length of service estimated to be served.   Based on these assumptions, the fair value prices per share of the outstanding SARs as of January 31, 2011, are summarized as follows:

	SARs				Aggregate	Aggregate
	Under	Exercise	Fair Value	%	Vested	Intrinsic
Grant Date	Option	Price	Price	Vested	Fair Value	Value
October 1, 2004	60,000	$.350	$ . 711	100%	$43,000	$32,000
May 1, 2005	30,000	$.302	$.723	100%	$22,000	$17,000
May 1, 2006	30,000	$.695	$.639	100%	$19,000	$6,000
May 1, 2007	30,000	$.500	$.677	100%	$20,000	$11,000
May 1, 2008	30,000	$.550	$.666	67%	$14,000	$10,000
May 1, 2009	30,000	$.208	$.751	33%	$7,000	$20,000
May 1, 2010	30,000	$.300	$.724	0%	$—	$17,000

The vested portion represents 180,000 SARs.  As of January 31, 2011, the total aggregate intrinsic value of these exercisable SARs was $117,000.

SARs transactions for the nine month periods ended January 31, 2011 and 2010 are summarized as follows:

	2011		2010
		Weighted		Weighted
	SARs	Average	SARs	Average
	Under	Grant	Under	Grant
	Option	Price	Option	Price
Outstanding at May 1	240,000	$.418	200,000	$.460
Granted	40,000	$ . 300	40,000	$.208
Exercised	(20,000)	.425	—	—
Forfeited	(20,000)	.310	—	—
Outstanding at October 31	240,000	$.407	240,000	$.418

SARs exercisable at end of period	180,000	$.439	160,000	$.444
Weighted average fair value of SARs granted during the period		$.724		$.190

The following information applies to SARs outstanding for each for the nine month periods ended January 31, 2011 and 2010:

	2011	2010
Number outstanding	240,000	240,000
Range of grant prices	$.208 - $.695	$.208 - $.695
Weighted average grant price	$.407	$.418
Weighted average remaining contractual life	5.97 yrs.	6.73 yrs.

Total compensation expense for the outstanding SARs for the nine months ended January 31, 2011 and 2010 was an expense of $97,000 and $8,000, respectively.  Total compensation expense for the outstanding SARs for the three months ended January 31, 2011 and 2010 was $83,000 and $4,000, respectively.  As of January 31, 2011, there was $43,000 of total unrecognized compensation expense related to non-vested SARs granted under the Plan.  That cost is expected to be recognized over a weighted average period of 0.46 years.  The liability for SARs on the consolidated condensed balance sheets as of January 31, 2011 and April 30, 2010, was $125,000 and $28,000, respectively.

Note 10 — Customer Deposits

Torotel currently has two contracts for the potted coil assembly that provide for milestone payments  by the customer prior to the commencement of product deliveries. These payments are used to procure raw materials and to maintain a 500-piece finished goods buffer as requested by the customer.  These milestone payments are applied as discounts to invoices ratably over the course of the contract as product is delivered. In accordance with our revenue recognition policy, Torotel recognizes revenue on this contract upon shipment of the product.  The remaining liability associated with the milestone payments as of dates shown  is summarized as follows:

	January 31,	April 30,
	2011	2010
2010 contract	$287,000	$978,000
2011 contract	924,000	—
	$1,211,000	$978,000

This net amount is reflected as Customer Deposits under current liabilities in the accompanying consolidated condensed balance sheets.

Note 11 — Concentrations of Credit Risk

Financial instruments that potentially subject Torotel to concentrations of credit risk consist principally of cash and accounts receivable.  Torotel grants unsecured credit to most of its customers.  Management does not believe that it is exposed to any extraordinary credit risk as a result of this policy.  At various times, and at January 31, 2011, cash balances exceeded federally insured limits.  Torotel has not experienced any losses in the cash accounts and management does not believe Torotel is exposed to any significant credit risk with respect to its cash.

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

Forward-Looking Information

This report, as well as our other reports filed with the Securities and Exchange Commission (“SEC”), and in press releases and other public communications throughout the year, contains forward-looking statements made pursuant to the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast,” “may,” “will,” “should,” “continue,” “predict” and similar expressions are intended to identify forward-looking statements. This report contains forward-looking statements regarding, among other topics, our expected financial position, results of operations, cash flows, strategy, budgets and management’s plans and objectives. Accordingly, these forward-looking statements are based on assumptions about a number of important factors. While we believe that our assumptions about such factors are reasonable, such factors involve risks and uncertainties that could cause actual results to be different from what appear here. These risk factors include, without limitation, declining sales by our Electronika subsidiary, our relatively limited customer base, risks in fulfilling military subcontracts, our ability to finance operations, interruptions or delays in production by our customers, continued government procurement of the Hellfire II missile system for which we supply parts, the ability to adequately pass through to customers unanticipated future increases in raw material costs, decreased demand for products, delays in developing new products, markets for new products and the cost of developing new markets, expected orders that do not occur, loss of key customers, the impact of competition and price erosion as well as supply and manufacturing constraints, and other risks and uncertainties. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will prove accurate. Accordingly, our actual results may differ materially from these forward-looking statements. We assume no obligation to update any forward-looking statements made herein.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Torotel, Inc. (“Torotel”) conducts business primarily through three wholly owned subsidiaries, Torotel Products, Inc. (“Torotel Products”), Torotel Manufacturing Corp. (“TMC”), and Electronika, Inc. (“Electronika”).  TMC provides manufacturing services to Torotel Products.

Torotel Products designs and manufactures a wide variety of magnetic components for use in military, aerospace and industrial electronic applications.  These magnetic components, which consist of transformers, inductors, reactors, chokes, and toroidal coils, are used to modify and control electrical voltages and currents in electronic devices.  For example, if equipment containing one of these components receives an electrical voltage or current which is too high for proper operation of the equipment, the component would modify and control the electrical voltage or current to allow proper operation of the equipment.  While Torotel Products primarily manufactures the components in accordance with pre-developed mechanical and electrical requirements, in some cases it will be responsible for both the overall design and manufacture of the components.  Torotel Products now has the capability to produce injection molded transformers.  These transformers are produced using processes similar to those used for existing magnetic components with the exception of the method of encapsulation.  The magnetic components are sold to manufacturers who incorporate them into an end-product.  The major applications include aircraft navigational equipment, voice and data secure communications, medical equipment, avionics equipment, airport runway and sign lighting, down-hole drilling, and conventional missile guidance systems.

Torotel Products markets its components primarily through an internal sales force and independent manufacturers’ representatives paid on a commission basis.  These commissions are earned when a product is sold and/or shipped to a customer within the representative’s assigned territory.  Torotel Products also utilizes its engineering department in its direct sales efforts for the purpose of expanding its reach into new markets and/or customers.

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

Electronika’s requirements for ballast transformers are outsourced pursuant to a Manufacturing Agreement with Magnetika, Inc. (“Magnetika”), a corporation owned by the Caloyeras family, which presently owns approximately 43% of the common shares of Torotel. Under the terms of the agreement, Magnetika provides all necessary raw material, labor, testing, packaging and related services required to complete the manufacture, delivery and sale of the ballast transformers, and Electronika is obligated to order all of its ballast transformer requirements exclusively from Magnetika. Electronika retains ownership of all designs, drawings, specifications and intellectual property rights associated with the ballast transformers. In exchange for the services provided to Electronika under the Manufacturing Agreement, Magnetika receives 40 percent of the net sales price of all ballast transformers sold by Electronika. The Manufacturing Agreement continues in effect until April 1, 2012. In the nine months ended January 31, 2011, Electronika incurred costs of $18,000 for goods purchased on trade terms of net 20 days pursuant to the Manufacturing Agreement. Of the amount purchased, $5,000 was due and payable as of January 31, 2011.

Business Outlook

While the current economic climate is improving for certain markets that we serve, uncertainty surrounding the next U.S. defense budget remains.  We believe our overall business outlook remains favorable due to continued demand for the potted coil assembly for the Hellfire II missile system, increasing demand for magnetics components associated with the aerospace market and for the molded coils used in down-hole drilling applications, as well as the injection molded products used in airport runway and sign lighting.    While sales of the potted coil assembly were lower in the third quarter (as expected and disclosed in Form 10-Q for the quarter ended October 31, 2010), this was a caused by a temporary delay in shipments requested by the customer.  Shipments of the potted coil assembly have resumed in the fourth quarter.  As of January 31, 2011, the consolidated order backlog was nearly $9.2 million. This amount is comprised of $7.1 million for the potted coil assembly, $1.9 million in magnetic components and $200,000 in electro-mechanical assemblies.

The industry mix of Torotel Products’ net sales for the first nine months in fiscal 2011 was 55% defense, 22% aerospace and 23% industrial compared to 58% defense, 26% aerospace and 16% industrial for the same period in fiscal year 2010. We believe the product mix in the near future will remain weighted primarily toward defense.  However, in recent quarters, the company has increased its investment in engineering, sales and marketing personnel as it pursues new product opportunities with high voltage transformers and motor windings associated with the aerospace and industrial markets, as well as some significantly larger transformers associated with alternative energy markets.  Other opportunities within the same markets are also available provided offshore capabilities and/or sources can be successfully qualified to aerospace standards.

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

Electronika’s net sales continue to be impacted by the decline in the number of active DC-8 and DC-9 aircraft. We expect these sales to continue to decline and eventually phase out with the expiration of the Manufacturing Agreement with Magnetika.

Results of Operations

The following management comments regarding Torotel’s results of operations and outlook should be read in conjunction with the Consolidated Condensed Financial Statements and Notes to the Consolidated Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report.

This discussion and analysis of the results of operations include the operations of Torotel, Inc. and its subsidiaries, Torotel Products, Inc., Torotel Manufacturing Corp., and Electronika, Inc.  While each company’s results are included in the following discussion, segment reporting is not applicable because the products offered are similar in form and function, and target similar markets.

Nine Months Ended January 31, 2011 Compared With Nine Months Ended January 31, 2010

For the reasons discussed below, the consolidated pretax earnings increased from a loss of $250,000 to a profit of $214,000.  The pretax loss of Torotel increased from $294,000 to $349,000.  The pretax earnings of Torotel Products increased from $36,000 to $536,000.  The pretax earnings of Electronika increased from $8,000 to $27,000.

Consolidated net sales increased 55%.  The net sales of Torotel Products increased 55% from $4,831,000 to $7,480,000.  This increase was attributable to the higher demand for magnetic components and potted coil assemblies.  The net sales of Electronika increased 246% from $13,000 to $45,000, which is consistent with the sales volume expected from Electronika until the expiration of the Manufacturing Agreement in 2012.

Consolidated gross profit as a percentage of net sales decreased nearly 2%.  The gross profit percentage of Torotel Products decreased nearly 2% due to higher material costs associated with the product mix, higher production overhead costs due to additional personnel and the leased facility for the injection molded products.  Electronika’s gross profit as a percentage of net sales remained unchanged.

Engineering expenses, applicable only to Torotel Products, increased 35% from $241,000 to $326,000   because of a $52,000 increase in payroll costs, a $16,000 increase in travel costs, a $10,000 increase in training costs, and a $6,000 increase in depreciation expense.  We do anticipate further increases in engineering expenses in future quarters as dictated by product demand.

Consolidated selling, general and administrative (“SG&A”) expenses increased 14%.  The SG&A expenses of Torotel increased 18% from $295,000 to $349,000 primarily because of a $97,000 increase in the valuation of stock appreciation rights and a $13,000 increase in professional fees.  These increases were offset partially by a $38,000 decrease in accounting fees, a $10,000 decrease in annual report costs and an $8,000 decrease in consulting fees.  The SG&A expenses of Torotel Products increased nearly 14% from $1,322,000 to $1,501,000 primarily because of a $52,000 increase in payroll costs, a $48,000 increase in training costs, a $37,000 increase in travel costs, a $34,000 increase in computer expenses primarily related to an ERP implementation, a $28,000 increase in injection molding training costs, a $26,000 increase in depreciation expense, a $21,000 increase in consulting expenses, a $15,000 increase in office supplies, a $11,000 increase in bad debt expense, a $9,000 increase in utilities and a $4,000 increase in employee relations activities.  These increases were offset partially by a $73,000 decrease in recruiting costs, a $32,000 decrease in fast pay discounts and a $4,000 decrease in repairs and maintenance costs.  Electronika did not incur any SG&A expenses in either period.  We do anticipate further increases in SG&A expenses in future quarters as dictated by product demand.

Interest expense, entirely attributable to Torotel Products, increased $1,000 because of a higher debt level partially offset by lower interest rates.

Three Months Ended January 31, 2011 Compared With Three Months January 31, 2010

For the reasons discussed below, the consolidated pretax earnings decreased from a loss of $126,000 to a loss of $411,000.  The pretax loss of Torotel increased from $48,000 to $138,000.  The pretax loss of Torotel Products increased from $83,000 to $284,000.  The pretax earnings of Electronika increased from $5,000 to $11,000.

Consolidated net sales increased 30%.  The net sales of Torotel Products increased 31% from $1,542,000 to $2,014,000.  This increase was attributable to higher demand for magnetic components and electro-mechanical assemblies.  The net sales of Electronika increased from $8,000 to $19,000, which is consistent with the sales volume we expect from Electronika until the expiration of the Manufacturing Agreement.

Consolidated gross profit as a percentage of net sales decreased 7%.  The gross profit percentage of Torotel Products decreased nearly 7% primarily because of higher material costs associated with the product mix, and higher production overhead costs due to additional personnel and the leased facility for the injection molded products.  Electronika’s gross profit as a percentage of net sales remained unchanged.

Engineering expenses, applicable only to Torotel Products, increased 139% from $71,000 to $170,000 because of a $75,000 increase in payroll costs, a $13,000 increase in travel costs and an $11,000 increase in consulting costs.

Consolidated selling, general and administrative (SG&A) expenses increased nearly 38%.  The SG&A expenses of Torotel increased 188% from $48,000 to $138,000 primarily because of an $87,000 change in the valuation of stock appreciation rights and a $3,000 increase in professional fees.  The SG&A expenses of Torotel Products increased 22% from $478,000 to $585,000 primarily because of a $45,000 increase in payroll costs, a $33,000 increase in computer costs primarily related to an ERP implementation, a $21,000 increase in training costs, a $18,000 increase in depreciation expense, a $17,000 increase in travel costs, a $12,000 increase in janitorial costs and other facility supplies, a $7,000 increase in sales and use tax expenses, a $6,000 increase in sales commissions, a $6,000 increase in insurance expense, a $6,000 increase in consulting costs and a $5,000 increase in other operating expenses.   These increases were offset partially by a $57,000 decrease in recruiting costs, an $11,000 decrease in fast pay discounts, and a $2,000 decrease in stock compensation expense.  Electronika did not incur any SG&A expenses in either period.

Interest expense, entirely attributable to Torotel Products, increased $2,000 because of a higher debt level partially offset by lower interest rates.

Liquidity and Capital Resources

As of January 31, 2011, Torotel had $1,400,000 in cash compared to $1,030,000 as of April 30, 2010 and $599,000 as of January 31, 2010.

The table below presents the summary of cash flow for the nine month periods indicated through January 31.

	2011	2010
Net cash used in operating activities	$523,000	$60,000
Net cash used in investing activities	$(541,000)	$(74,000)
Net cash provided by (used in) financing activities	$388,000	$(43,000)

Net cash provided by (used in) operating activities fluctuates between periods primarily as a result of differences in operating earnings, the timing of shipments and the collection of accounts receivable, changes in inventory, level of sales and payment of accounts payable.  We do not anticipate any significant changes in the amount of cash flow from operations.  The $541,000 of cash used in investing activities in the first nine months of fiscal 2011 was the result of capital expenditures.  This amount included approximately $330,000 related to the purchase of injection molding equipment financed with the proceeds of the guidance line of credit.  Management anticipates approximately $25,000 in additional capital expenditures during the remainder of fiscal 2011.  The $388,000 of cash provided by financing activities in the first nine months of fiscal 2011 is the net effect of long-term debt refinancing and payments as well as payments on capital lease obligations.  We believe that the projected cash flow from operations, combined with existing cash balances, will be sufficient to meet funding requirements for the foreseeable future.  Torotel has a $500,000 bank line of credit available, which we anticipate could be utilized to help fund any working capital requirements.  During the month of August 2010, Torotel Products temporarily borrowed $178,000 against the credit line to fund working capital requirements.  This amount was repaid in full in September 2010.

We believe that inflation will have only a minimal effect on future operations since such effects should be offset by sales price increases, which are not expected to have a significant effect upon demand.

Return on Capital Employed (“ROCE”) is the primary benchmark used by management to evaluate Torotel’s performance. ROCE measures how effectively and efficiently net operating assets (NOA) are used to generate income before interest and taxes (EBIT). For these purposes, NOA, or Capital Employed, is defined as “accounts receivable + inventory + net fixed assets + miscellaneous operating assets - accounts payable - miscellaneous operating liabilities”. The performance of Torotel’s management and the majority of its decisions will be measured by whether Torotel’s ROCE improves. For the fiscal years ended April 30, 2008, 2009 and 2010, Torotel’s ROCE was 12.25%, 18.19% and 1.13%, respectively.  The ROCE for the 12-month trailing period ended January 31, 201 was 24.97%.  This increase in ROCE is largely attributable to higher earnings and the effect of customer deposits on NOA.

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

Credit Risk

Financial instruments that potentially subject Torotel to concentrations of credit risk consist principally of cash and accounts receivable.  Torotel grants unsecured credit to most of its customers.  Management does not believe that it is exposed to any extraordinary credit risk as a result of this policy.  At various times, and at January 31, 2011, cash balances exceeded federally insured limits.  Torotel has not experienced any losses in the cash accounts and management does not believe Torotel is exposed to any significant credit risk with respect to its cash.

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

The carrying amounts of certain financial instruments, including cash, trade receivables, prepaid expenses and other current assets, trade accounts payable and accrued liabilities approximate fair value due to their short maturities.  As of January 31, 2011, the amount of Torotel’s long-term debt approximates fair value based on the present value of estimated future cash flows using a discount rate commensurate with a borrowing rate available to Torotel.

Treasury Stock

Torotel utilizes the weighted average cost method in accounting for its treasury stock transactions.

Revenue Recognition

Revenue is recognized when a fixed price contract or purchase order exists; delivery has occurred; and collection is reasonably assured.  Selling terms are FOB Shipping Point so Torotel considers its products delivered once they have been shipped and title and risk of loss have been transferred.  Torotel’s consolidated net sales arising from contracts having deliveries scheduled over a period of more than one year for the nine month periods ended January 31, 2011 and 2010, were approximately 39% and 34%, respectively, primarily related to the long term contracts for the potted coil assembly.

Allowance for Doubtful Accounts

Gross trade accounts receivable are offset with an allowance for doubtful accounts.  The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in Torotel’s existing accounts receivable.  Management reviews the allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectability.  Account balances are charged against the allowance when placed for collection.  Recoveries of receivables previously written off are recorded when received.  The majority of the customer accounts are considered past due after the invoice becomes older than the customer’s credit terms.  Interest is not charged on past due accounts.  The allowance for doubtful accounts as of January 31, 2011 and April 30, 2010, was $11,000 and $6,000, respectively.

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

Item 4.            Controls and Procedures

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

Changes in Internal Control

There were no significant changes in Torotel’s internal control over financial reporting or in other factors that in management’s estimates have materially affected, or are reasonably likely to materially affect, Torotel’s internal control over financial reporting during the fiscal quarter presented by this quarterly report on Form 10-Q.

PART II.   OTHER INFORMATION

Item 4.   [Reserved]

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

Torotel, Inc.
(Registrant)

March 17, 2011	/s/ Dale H. Sizemore, Jr.
Date	Dale H. Sizemore, Jr.
Chief Executive Officer

March 17, 2011	/s/ H. James Serrone
Date	H. James Serrone.
Chief Financial Officer