Form 10-K
period 2011-04-30
TOROTEL INC
filed 2011-07-29
CIK 98752

ITEM 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2011
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [ ] to [ ]
Commission File No. 1-8125
TOROTEL, INC.
(Exact name of registrant as specified in its charter)

MISSOURI (State or other jurisdiction of incorporation or organization)	44-0610086 (I.R.S. Employer Identification No.)

620 N. LINDENWOOD DRIVE, OLATHE, KANSAS (Address of principal executive offices)	66062 (Zip Code)
Registrant's telephone number, including area code (913) 747-6111
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
NONE	NONE
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting stock held by non-affiliates, computed based on the closing sale price of the over-the-counter market on October 31, 2010, was $347,818. As of July 25, 2011, there were 5,828,650 shares of Common Stock, $.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders on September 19, 2011, are incorporated by reference into Part III.

TOROTEL, INC.
FORM 10-K
Fiscal Year Ended April 30, 2011

Forward-Looking Information

        This report, as well as our other reports filed with the Securities and Exchange Commission ("SEC"), and in press releases and other public communications throughout the year, contains forward-looking statements made pursuant to the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. The words "believe," "estimate," "anticipate," "project," "intend," "expect," "plan," "outlook," "forecast," "may," "will," "should," "continue," "predict" and similar expressions are intended to identify forward-looking statements. This report contains forward-looking statements regarding, among other topics, our expected financial position, results of operations, cash flows, strategy, budgets and management's plans and objectives. Accordingly, these forward-looking statements are based on assumptions about a number of important factors. While we believe that our assumptions about such factors are reasonable, such factors involve risks and uncertainties that could cause actual results to be different from what appear here. These risk factors include,without limitation:

•	economic and legislative factors that could impact defense spending;

•	our relatively concentrated customer base;

•	risks in fulfilling military subcontracts;

•	our ability to finance operations;

•	continued production of the Hellfire II missile system for which we supply parts;

•	the ability to adequately pass through to customers unanticipated future increases in raw material and labor costs;

•	decreased demand for products;

•	delays in developing new products;

•	markets for new products and the cost of developing new markets;

•	expected orders that do not occur;

•	loss of key customers;

•	our ability to generate sufficient taxable income to realize the amount of our deferred tax assets;

•	the impact of competition and price erosion as well as supply and manufacturing constraints; and

•	other risks and uncertainties.
In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will prove accurate. Accordingly, our actual results may differ materially from these forward-looking statements. We assume no obligation to update any forward-looking statements made herein.
PART I
ITEM 1.    Business
Torotel, Inc. ("Torotel") conducts business primarily through its wholly owned subsidiary, Torotel Products, Inc. ("Torotel Products") but also operates another wholly owned subsidiary Electronika, Inc. ("Electronika") that licenses, markets, and sells ballast transformers to the airline industry. Another subsidiary, Torotel Manufacturing Corporation provides manufacturing services to Torotel Products.
Torotel Products specializes in the custom design and manufacture of a wide variety of precision magnetic components, consisting of transformers, inductors, reactors, chokes, toroidal coils, injection molded transformers, and electro-mechanical assemblies. Torotel Products sells these products to original equipment manufacturers, which use them in products such as aircraft navigational equipment, digital control devices, voice and data secure communications, airport lighting devices, medical equipment, avionics equipment, down-hole drilling, and conventional missile guidance systems.
Electronika's ballast transformers activate and control the lights in airplane cockpits and passenger compartments and are used as spare and replacement parts in DC-8, DC-9, DC-10, MD-80, and MD-88 aircraft.
Torotel was incorporated under the laws of the State of Missouri in 1956. Torotel's offices are located at 620 North

Lindenwood Drive, Olathe, Kansas 66062. Its telephone number is (913) 747-6111. The terms "we," "us," "our," and the "Company" as used herein include Torotel and its subsidiaries, unless the context otherwise requires.
The following discussion includes the business operations of Torotel Products (which includes Torotel Manufacturing Corporation) and Electronika.
TOROTEL PRODUCTS
Principal Products
Torotel Products specializes in the custom design and manufacture of a wide variety of precision magnetic components, injection molded transformers and electro-mechanical assemblies for use in military, aerospace and industrial electronic applications. These products, which are used to modify and control electrical voltages and currents in electronic devices. For example, if equipment containing one of these components receives an electrical voltage or current which is too high, the component would modify and control the electrical voltage or current to allow proper operation of the equipment. While Torotel Products primarily manufactures these products in accordance with pre-developed mechanical and electrical requirements, in some cases it will be responsible for both the overall design and manufacturing. These products are sold to manufacturers who incorporate them into an end-product. The major applications include aircraft navigational equipment, digital control devices, medical equipment, avionics systems, airport lighting devices, down-hole drilling and conventional missile guidance systems. Torotel Products has a line of 400 Hz miniature power transformers listed on the Qualified Products List ("QPL") of the Department of Defense ("DoD"), which requires re-qualification with the DoD every five years. The most recent re-qualification approval was received in 2007. Torotel Products anticipates re-qualification approval in 2012. Sales of the 400 Hz QPL products represent approximately 3% of the net sales of Torotel Products.
Marketing and Customers
Torotel Products' sales do not represent a significant portion of any particular market. While approximately 42% of annual sales in fiscal year 2011 came from select commercial markets, such as aerospace, airport lighting, oil drilling and telecommunications, historically Torotel Products has primarily focused its activities toward the military market. As a result, the business of Torotel Products is subject to various risks including, without limitation, dependence on government appropriations and program allocations, potential cutbacks in military spending, the requirement that some of our products be approved and qualified by the government before we can sell them, and the competition for available military business. In recent years, Torotel Products has been pursuing revenue opportunities in electro-mechanical assemblies. While these assemblies, as well as injection molded transformers, will continue to be major priorities going forward, Torotel Products has also begun to pursuit revenue opportunities in higher voltage transformers, motor windings, plus products sourced from low-cost manufacturers in overseas markets who are compliant with aerospace standards.
Torotel Products maintains a website at www.torotelproducts.com. Torotel Products markets its products primarily through an internal sales force and independent manufacturers' representatives paid on a commission basis. These commissions are earned when a product is sold and/or shipped to a customer within the representative's assigned territory. Torotel Products also utilizes its engineering department in its direct sales efforts for the purpose of expanding its reach into new markets and/or customers. Other distribution methods may include visits to customers, lunch and learn presentations to customers' engineers, catalog brochures, magazine ads, trade show exhibits and speaker presentations at trade shows.
Torotel Products is an approved source for magnetic components used in numerous military and aerospace systems, which means Torotel Products is automatically solicited for any procurement needs for such applications. The magnetic components manufactured by Torotel Products are sold primarily in the United States, and most sales are awarded on a competitive bid basis.
Torotel Products has a primary base of about 25 customers that provide nearly 90% of its annual sales volume. This customer base includes many large prime defense and aerospace companies. Torotel Products' primary strategy focuses on providing superior service to this core group of customers, including engineering support and new product design. The objective is to achieve growth with these customers, or other targeted companies that possess the potential for inclusion into the core group. During the fiscal year ended April 30, 2011, sales to a major customer accounted for 43% of the net sales of Torotel Products. A loss or material reduction in orders from this customer could have a material adverse affect on us.
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
Essential materials used by Torotel Products in the manufacturing process include magnetic materials, copper wire, plastic housings and epoxies. We believe these materials are available from many sources. Major suppliers include Magnetics Inc., Electrical Insulation Suppliers, Inc., Mod & Fab and Magnetic Metals-Western Division. Special contact plates purchased from Fotofabrication Corporation and polycarbonate materials purchased from Spectrum Plastics are used in manufacturing the potted coil assembly for the Hellfire II missile system. Both Fotofabrication and Spectrum are the only qualified approved sources for the materials they provide. As a result, Torotel Products maintains contingent business interruption insurance on these two suppliers' facilities to insure against loss of business income associated with a disruption in production at either supplier as a result of a fire, tornado, explosion or other similar type loss.

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
As a supplier of products for military applications, Torotel must comply with laws concerning the export of material used exclusively for military purposes. The export of those types of materials is covered under the International Traffic in Arms Regulations ("ITAR") and the Arms Export Control Act ("AECA"). Torotel is licensed with the U.S. Department of State making it eligible to provide defense-related components pursuant to ITAR and AECA. This license is renewed annually each October.
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
Environmental Laws
In fiscal year 2011, Torotel Products incurred costs of approximately $1,000 to ensure compliance with federal, state and local regulations on the proper handling, storage, disposal, and discharge of hazardous materials into the environment, or otherwise relating to the protection of employees, the community, and the environment. Torotel Products anticipates similar costs to be incurred in the fiscal year ending April 30, 2012.
Employees
Torotel Products presently employs 134 full-time and 9 part-time employees. We believe an adequate supply of qualified personnel is available in the facility's immediate vicinity. Torotel's employees are not affiliated with any union.

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
Electronika has a primary base of approximately five customers. In the fiscal year ended April 30, 2011, sales to two customers accounted for a total of 87% of the net sales of Electronika.
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
Manufacturing
Electronika's requirements for ballast transformers are outsourced pursuant to a Manufacturing Agreement with Magnetika, Inc. ("Magnetika"), a corporation owned by the Caloyeras family, which presently owns approximately 43% of the common shares of Torotel. Under the terms of the agreement, Magnetika provides all necessary raw material, labor, testing, packaging and related services required to complete the manufacture, delivery and sale of the ballast transformers, and Electronika is obligated to order all of its ballast transformer requirements exclusively from Magnetika pursuant to a Manufacturing Agreement between them. Electronika retains ownership of all designs, drawings, specifications and intellectual property rights associated with the ballast transformers. In exchange for the services provided to Electronika under the Manufacturing Agreement, Magnetika receives 40 percent of the net sales price of all ballast transformers sold by Electronika. The Manufacturing Agreement continues in effect until April 1, 2012. In the fiscal year ended April 30, 2011, Electronika incurred costs of $21,000 for goods purchased on trade terms of net 20 days pursuant to the Manufacturing Agreement. Of the amount purchased, $5,000 was due and payable as of April 30, 2011.
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
ITEM 1A.    Risk Factors
Information not required

ITEM 2.    Properties
Torotel owns a 24,000 square foot building located in Olathe, Kansas. This facility is occupied by Torotel Products, and also serves as Torotel's executive offices, as well as the business office of Electronika and Torotel Manufacturing Corporation. The purchase cost of the building, along with the improvements, was $1,027,000. This property is subject to a first deed of trust securing indebtedness with the Commerce Bank in the amount of $632,000. The outstanding balance bears interest at a fixed rate of 4.63% per annum and requires monthly principal and interest payments of $5,038. The note has a maturity date of September 27, 2015, may be prepaid without penalty up to $100,000 per year, and is collateralized by substantially all assets of Torotel. We believe this facility and its equipment are well maintained, in good operating condition and adequately insured.
Torotel leases approximately 18,000 square feet for manufacturing injection molded products, electromechanical assemblies, and larger transformers.  This facility is located in close proximity to the primary facility of Torotel in Olathe, Kansas.  This agreement commenced on September 1, 2010 and continues through February 28, 2014.  The monthly base rent is $9,485.  The aggregate base rent payments during the term of the lease will be approximately $398,000.
Present utilization of these facilities is less than 50% of maximum capacity.
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

	2011		2010
Fiscal Period	High	Low	High	Low
May to July	$0.30	$0.28	$0.27	$0.12
August to October	0.60	0.28	0.30	0.18
November to January	0.95	0.31	0.27	0.22
February to April	0.90	0.56	0.30	0.27

(b)   Approximate Number of Equity Security Holders

Title of Class	Number of Record Holders as of June 3, 2011
Common Stock, $.01 par value	525

(c)   Dividend History and Restrictions
Torotel has never paid a cash dividend on its common stock and has no present intention of paying cash dividends in the foreseeable future. The present borrowing agreements do not prohibit the payment of cash dividends.
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

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights A	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights B	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in Column A) C
Equity Compensation Plans approved by shareholders	—	—	—
Equity Compensation Plans not approved by shareholders	—	—	171,350
Total	—	—	171,350

Torotel also has a Directors Stock Appreciation Rights Plan for non-employee directors (see Note L of Notes to Consolidated Financial Statements).
There were no unregistered sales of securities or any share repurchases during the fiscal year ended April 30, 2011.
ITEM 6.    Selected Financial Data
Information not required.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Torotel, Inc. ("Torotel") conducts business primarily through its wholly owned subsidiary, Torotel Products, Inc. ("Torotel Products"), but it also operates another wholly owned subsidiary Electronika, Inc. ("Electronika"). Another subsidiary, Torotel Manufacturing Corporation, provides manufacturing services to Torotel Products.

Overview
Introduction
Torotel Products specializes in the custom design and manufacture of a wide variety of precision magnetic components, injection molded transformers and electro-mechanical assemblies for use in military, aerospace and industrial electronic applications. These products, which are used to modify and control electrical voltages and currents in electronic devices. Torotel Products sells these magnetic components to original equipment manufacturers, which use them in products such as:

•	aircraft navigational equipment;

•	digital control devices;

•	airport lighting devices;

•	medical equipment;

•	avionics systems;

•	down-hole drilling; and

•	conventional missile guidance systems.

The primary factors that drive gross profit and net earnings for Torotel Products are sales volume and product mix. The gross profits on mature products/programs and complex transformer devices tend to be higher than those that are still in the prototyping or early production stages and simpler inductor devices. As a result, in any given accounting period the mix of product shipments between higher and lower margin jobs has a significant impact on the gross profit and net earnings of Torotel Products. Torotel Product's operating plan continues to focus on expanding the product base beyond electronic components.
The industry mix of Torotel Products' net sales in fiscal year 2011 was 58% defense, 20% aerospace and 22% industrial compared to 57% defense, 27% aerospace and 16% industrial in fiscal year 2010. We believe the mix in fiscal year 2012 will remain weighted primarily towards defense.
Electronika is a marketing and licensing company selling ballast transformers to the airline industry. These transformers activate and control the lights in airplane cockpits and passenger compartments. Electronika's ballast transformers are used as spare and replacement parts in older DC and MD model aircraft. Electronika's net sales continue to be impacted by the decline in the number of active DC-8 and DC-9 aircraft. We expect these sales to continue to decline and eventually phase out with the expiration of the manufacturing agreement.
Business and Industry Considerations
Defense Markets
During fiscal years 2011 and 2010, approximately 58% and 57%, respectively, of our consolidated revenues were derived from contracts with subcontractors of the U.S. Department of Defense ("DoD"). As a result, our financial results in any period could be impacted substantially by spending cuts in the DoD budget and the funds appropriated for certain military programs.
Notwithstanding the uncertainty associated with the DoD budget, we believe our overall defense business outlook remains favorable due to the present demand for the potted coil assembly for the Hellfire II missile system. In September 2010, Torotel was awarded a contract in excess of $5.4 million for the potted coil assembly. Most of the shipments for this contract will be made in fiscal year 2012. In addition, we anticipate another contract to be awarded later in calendar year 2011 with deliveries scheduled to begin in late fiscal year 2012 or early fiscal year 2013. As of April 30, 2011, our consolidated order backlog for the defense market was nearly $6.2 million, which included $5.3 million for the potted coil assembly.
Aerospace and Industrial Markets
We provide magnetic components, injection molded products and electro-mechanical assemblies for a variety of applications in the aerospace and industrial markets. The significant growth factors for these markets include demand for Boeing commercial aircraft (including the Boeing 787), increases in airport modernization projects (for our runway lighting products), down-hole drilling applications, and general demand for electronic components.
We anticipate that near-term demand for aerospace and industrial products will remain consistent with current demand. We also believe that the long-term outlook remains positive because of the nature of the customers' applications for these products; however, the fragile economic recovery could delay any significant increases in demand. As of April 30, 2011, our consolidated order backlog for the commercial and aerospace markets was $1.1 million which included $400,000 for electro-mechanical assemblies.
New Opportunities and Earnings Outlook
During the second half of fiscal year 2011, we increased our investment in engineering, sales and marketing personnel to assist in our pursuit of new revenue opportunities in high voltage transformers and motor windings associated with the aerospace and industrial markets.  As a result of the higher overhead and the conclusion of a non-recurring commercial contract in the first quarter of fiscal year 2012, we anticipate lower earnings (and possibly losses depending on the timing of certain orders and expenses) for the first half of fiscal year 2012 due to higher corporate expenses including audit fees, XBRL implementation costs, expenses incurred as a result of the annual shareholders meeting including annual report printing and preparation of the proxy materials. Also, we anticipate higher operational expenses in the first half of 2012 related to the infrastructure needed to start generating revenue from these new product opportunities in the third quarter of fiscal year 2012. Other revenue opportunities we are pursuing are for products that are sourced from low-cost manufacturers in overseas markets who are compliant with aerospace standards and export restrictions. We expect to start generating revenue from these sources during the first half of fiscal year 2012.

Consolidated Results of Operations
The following management comments regarding Torotel's results of operations and outlook should be read in conjunction with the Consolidated Financial Statements included pursuant to Item 8 of this Annual Report. The results of Torotel Products and Torotel Manufacturing Corporation have been consolidated for discussion purposes. While each company's results are included in the following discussion, segment reporting is not applicable because the products offered are similar in form and function, and target similar markets.

Net Sales

Years ended April 30,	2011	2010
Torotel Products:
Magnetic components	$5,722,000	$3,869,000
Potted coil assembly	4,714,000	2,833,000
Electro-mechanical assemblies	411,000	375,000
Injection molded products	233,000	—
Total Torotel Products	$11,080,000	$7,077,000
Electronika	$53,000	$14,000
Total consolidated net sales	$11,133,000	$7,091,000
Consolidated net sales in fiscal year 2011 increased nearly 57% as compared to fiscal year 2010. Torotel Products' net sales increased $4,003,000 or 57% primarily due to higher demand for the potted coil assembly and for magnetic components arising from (i) a non-recurring commercial contract received in February 2010 from a contractor providing replacement control boxes for a subway rail system, (ii) aerospace applications, and (iii) molded coils used in down-hole drilling applications. Additional sales were generated in fiscal year 2011 from the injection molded products for airport lighting which went into production in the third quarter of fiscal year 2011. Electronika's net sales represented a small portion of consolidated net sales, but increased $39,000. Electronika's sales will fluctuate within a small range as overall demand for the ballast transformers is very limited.
Consolidated net sales in fiscal year 2010 decreased 2% as compared to fiscal year 2009. Torotel Products' net sales were virtually unchanged at $7,077,000. This sustained revenue level is attributable to higher demand for the potted coil assembly, as demand for all other products was down. The net sales of Electronika decreased $115,000 in fiscal year 2010, as anticipated.

Gross Profit

Years ended April 30,	2011	2010
Torotel Products:
Gross profit	$3,554,000	$2,416,000
Gross profit % of net sales	32%	34%
Electronika:
Gross profit	$32,000	$8,000
Gross profit % of net sales	60%	60%
Combined:
Gross profit	$3,586,000	$2,424,000
Gross profit % of net sales	32%	34%
Gross profit as a percentage of net sales in fiscal 2011 decreased 2%. The gross profit percentage of Torotel Products decreased 2% because of higher material costs associated with the product mix, higher fixed costs due to the leased facility for manufacturing the injection molded products and the electro-mechanical assemblies, the full-year effect of hiring a chief operating officer and a director of operational excellence, and higher costs for fringe benefits such as group health insurance. These higher costs as a percentage of sales were offset partially by a lower direct labor content associated with the product mix. The gross profit percentage of Electronika remained unchanged as it is fixed by the Manufacturing Agreement with Magnetika, Inc.
Gross profit as a percentage of net sales in fiscal 2010 decreased 1%. The gross profit percentage of Torotel Products decreased 1% because of higher fixed production costs due to the hiring of a chief operating officer and director of operational excellence in January 2010. The gross profit percentage of Electronika remained unchanged as it is fixed by the Manufacturing Agreement with Magnetika, Inc.

Operating Expenses

Years ended April 30,	2011	2010
Engineering	$448,000	$293,000
Selling, general and administrative	2,464,000	2,116,000
Total	$2,912,000	$2,409,000
Engineering expense increased 53% in fiscal year 2011. This increase primarily results from a $115,000 increase in payroll costs due to merit increases and the hiring of additional engineers, a $24,000 increase in travel costs, a $9,000 increase in training costs, and a $7,000 increase in depreciation.
Engineering expenses decreased $38,000 in fiscal year 2010. This decrease is due to a $32,000 decrease in payroll costs associated with the resignation of an engineer and a $16,000 decrease in training costs. These decreases were partially offset by increases of $6,000 for travel and $4,000 for software subscriptions.

Selling, general and administrative expenses increased 16%, or $348,000, in fiscal year 2011. This increase primarily resulted from a $100,000 increase in payroll costs related to increased sales and administrative staff, a $67,000 increase in travel costs related to an increased focus on developing new markets and customers, a $49,000 increase in the fair value of stock appreciation rights, a $40,000 increase in depreciation expense, a $41,000 increase in information technology costs for implementation of a new ERP software system, a $28,000 increase in training costs, a $21,000 increase in costs associated with SEC filings, an $18,000 increase in office supplies, a $14,000 increase in consulting costs, an $11,000 increase in bad debt expense, and an $8,000 increase in sales and use taxes paid. These increases were partially offset by a $47,000 decrease in recruiting costs and a $2,000 decrease in insurance costs.
Selling, general and administrative expenses increased $246,000 in fiscal year 2010. This increase is primarily due to a $93,000 increase in recruiting costs, $82,000 increase in payroll costs, a $40,000 increase in retention bonus expense, a $39,000 change in the fair value of stock appreciation rights, a $22,000 increase in professional fees, a $17,000 increase in training costs, a $14,000 increase in building and equipment maintenance, a $10,000 increase in auditing fees, a $9,000 increase in consulting fees, a $9,000 increase in travel costs, and a $6,000 increase in directors fees. These increases were offset partially by a $51,000 decrease in stock compensation costs, a $34,000 decrease in commissions, and an $11,000 decrease in advertising costs.

Earnings from Operations

Years ended April 30,	2011	2010
Torotel Products	$1,008,000	$342,000
Electronika	32,000	8,000
Torotel	(366,000)	(335,000)
Total	$674,000	$15,000
For the reasons discussed above, consolidated earnings from operations increased by $659,000 in fiscal year 2011 and decreased by $345,000 in fiscal year 2010.
Other Earnings Items

Years ended April 30,	2011	2010
Earnings from operations	$674,000	$15,000
Interest expense	(46,000)	(44,000)
Interest income	5,000	2,000
Earnings before income taxes	633,000	(27,000)
Benefit for income taxes	600,000	—
Net earnings (loss)	$1,233,000	$(27,000)
Interest expense increased $2,000 in fiscal year 2011 primarily due to a higher debt level. Interest income increased by $3,000 in fiscal year 2011. Income tax benefit increased by $600,000 in fiscal year 2011. This was due to a change in the income tax valuation reserve allowance of $608,000 partially offset by current tax expense of $8,000 (see Footnote D - Income Taxes for further information).
Interest expense decreased $13,000 in fiscal year 2010 primarily due to the mortgage refinancing effective June 1, 2009, and a lower debt level.
Return on Capital Employed
Return on Capital Employed ("ROCE") is the primary benchmark used by management to evaluate Torotel's performance. ROCE measures how effectively and efficiently net operating assets (NOA) are used to generate income before interest and taxes (EBIT). For these purposes, NOA, or Capital Employed, is defined as "accounts receivable + inventory + net fixed assets + miscellaneous operating assets - accounts payable - miscellaneous operating liabilities". The performance of Torotel's management and the majority of its decisions will be measured by whether Torotel's ROCE improves. For the fiscal years ended April 30, 2011 and 2010, Torotel's ROCE was 17.59% and 1.13%, respectively. This increase in ROCE for fiscal year 2011 is largely attributed to the operating income generated in fiscal year 2011 as result of higher sales.

Liquidity and Capital Resources
As of April 30, 2011, Torotel had $490,000 in cash, compared to $1,030,000 as of April 30, 2010. The decline in the cash position resulted from the $1.3 million increase in accounts receivable, which is primarily due to the higher sales volume in the fourth quarter of fiscal year 2011.
The table below presents the summary of cash flow for the fiscal periods indicated.

	2011	2010
Net cash provided by (used in) operating activities	$(371,000)	$525,000
Net cash used in investing activities	$(526,000)	$(84,000)
Net cash provided by (used in) financing activities	$357,000	$(67,000)

Operating Activities
Net cash from operating activities fluctuates between periods primarily as a result of differences in operating earnings, the timing of shipments and the collection of accounts receivable, changes in inventory, level of sales and payment of accounts payable.
Investing Activities
The $524,000 of cash used in investing activities was the result of capital expenditures including an ERP system, as well as equipment needed to manufacture injection molded transformers. We anticipate approximately $300,000 of capital expenditures during fiscal 2012 as a result of additional production equipment necessary for new opportunities, as well as a new ERP system.
Financing Activities
The $357,000 of cash generated in financing activities in fiscal 2011 is the net effect of proceeds from the refinancing of our long-term debt less long-term debt payments on the mortgage, equipment line, and capital lease obligations.
Capital Resources
We believe that the projected cash flow from operations, combined with existing cash balances, will be sufficient to meet our funding requirements for the foreseeable future. Torotel does have a $500,000 bank line of credit available which could be utilized to help fund any working capital requirements, subject to the adequacy of our borrowing base and other conditions.
We believe that inflation will have only a minimal effect on future operations since such effects should be offset by sales price increases, which are not expected to have a significant effect upon demand.
Critical Accounting Policies
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect certain reported amounts and disclosures. Such judgments affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continuously evaluate our estimates and assumptions including those related to computing the carrying value of equipment, allowance for doubtful accounts receivable, the valuation allowance on deferred tax assets and the reserve for warranty costs. Accordingly, actual results could differ from those estimates, and such differences may be material. Any changes in estimates are recorded in the period in which they become known.
The following is a summary of the most critical accounting policies used in the preparation of our consolidated financial statements.
Revenue Recognition
Revenue is recognized when a fixed price contract or purchase order exists; delivery has occurred; and collection is reasonably assured. Selling terms are FOB Shipping Point so we consider products delivered once they have been shipped and title and risk of loss have been transferred. Our consolidated net sales arising from contracts having deliveries scheduled over a period of more than one year for fiscal years 2011 and 2010 were approximately 51% and 41%, respectively, primarily because of the contract for the potted coil assembly.
Allowance for Doubtful Accounts
Gross trade accounts receivable are offset with an allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review the allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectibility. Account balances are charged against the allowance when placed for collection. Recoveries of receivables previously written off are recorded when received. The majority of the customer accounts are considered past due after the invoice becomes older than the customer's normal credit terms. Interest is not charged on past due accounts. The allowance for doubtful accounts as of April 30, 2011 and 2010 was $11,000 and $6,000, respectively.
Inventories
Inventories are stated at the lower of cost or market. Cost is determined using a FIFO approximated weighted average costing method of valuation. Our industry is characterized by short-term customer commitments and changes in demand, as well as other market considerations. Provisions for obsolete and excess inventory are based on reviews of inventory usage, quantities on hand and latest product demand information from customers. Inventories are reviewed in detail utilizing a 12-month time horizon. Individual part numbers that have not had any usage or purchases in a 12-month time period and do not have any known usage requirements are categorized as obsolete; individual part numbers having more than a 12-month supply based on the current year's usage are categorized as excess. Once specific inventory has been identified as excess or obsolete, the cost of the identified inventory is fully reserved and the cost of the inventory is not recovered until it is sold. The reserve balance is analyzed for adequacy as part of the inventory review each quarter.
Income Taxes
Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our annual tax rate and in evaluating our tax positions. An estimated effective tax rate for a year is applied to our quarterly operating results. In the event there is a significant or unusual item recognized in our quarterly operating results, the tax attributable to that item is separately calculated and recorded at the same time as that item. Tax law requires items to be included in our tax returns at different times than the items are reflected in our financial statements. As a result, our annual tax rate reflected in our financial statements is different than that reported in our tax returns (our cash tax rate). Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences reverse over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax returns in future years for which we have already recorded the tax benefit in our income statement. We establish valuation allowances for our deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax liabilities generally represent tax expense recognized in our financial statements for which payment has been deferred, or expense for which we have already taken a deduction in our tax return but have not yet recognized as expense in our financial statements. The accounting for uncertainty in income taxes requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. If necessary, we record a liability for the difference between the benefit recognized and measured for financial statement purposes and the tax position taken or expected to be taken on our tax return. To the extent that our assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. If applicable in a given year, tax-related interest and penalties are classified as a component of income tax expense.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
Information not required.

ITEM 8.    Financial Statements and Supplementary Data

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Act"), as of April 30, 2011 and have concluded that these disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework contained in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of April 30, 2011, due to a material weakness in our internal control over financial reporting related to our enterprise resource planning system ("ERP system"). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The ERP system, which was implemented on November 1, 2010, processes all financial information for our business. Late in the fourth quarter of fiscal year 2011, we encountered irregularities related to the calculation of inventory costs. In an effort to identify the magnitude and scope of these irregularities, we undertook an extensive review of our inventory transactions as well as other transactional areas, including revenue and accounts payable. Based on our review, we believe that these errors are systematic in nature and were not caused by our implementation or usage of the system. As a result of these errors in calculating inventory, our inventory balance as reported on the condensed consolidated balance sheet on our Form 10-Q for the quarterly period ended January 31, 2011 was overstated by approximately $115,000. This adjustment is anticipated to result in a net $115,000 decrease to the inventory balance and a $27,000 decrease to the accounts payable balance on the condensed consolidated balance sheet as of January 31, 2011; a $10,000 increase in net sales, an $88,000 increase in cost of goods sold, and a $78,000 decrease in net earnings on the consolidated statement of operations for the nine months ended January 31, 2011; and a $10,000 increase in net sales, an $88,000 increase in cost of goods sold, and a $78,000 increase in the net loss on the consolidated statement of operations for the three months ended January 31, 2011. We will file an amended quarterly report on Form 10-Q/A for the period ended January 31, 2011 with the restated financial statements as soon as reasonably practicable upon completion of final reviews and subsequent to the filing of our annual report on Form 10-K for the year ended April 30, 2011.
Changes in Internal Controls
Since identifying the material weakness as described above, we have implemented measures to remediate the material weakness, including:

•	Performing extensive detailed price testing on our raw material inventory balance; and

•	Expanding reviews of certain functional areas including revenue and accounts payable transactions.
Other than measures implemented to remediate the material weakness, as described above, there have been no changes in our internal control over financial reporting or in other factors that have materially affected, or in our estimates are reasonably likely to materially affect our internal control over financial reporting subsequent to the date of the evaluation.
Remediation Plan
We believe that the remediation measures described above will strengthen our internal control over financial reporting and will remediate the identified material weakness. As we continue to evaluate and work to enhance internal control over financial reporting, we may determine that additional measures must be taken to address this control deficiency or may determine that we need to modify or otherwise adjust the remediation measures described above.

Because the reliability of the internal control process requires repeatable execution, the successful remediation of this material weakness will require review and evidence of effectiveness prior to us concluding that the controls are now effective. Some of the mitigating controls that have been implemented have not been in place for a sufficient period of time to demonstrate that their effectiveness is sustainable. Also, we believe that this material weakness will be fully remediated via the transition to a new ERP system. We have initiated a search for a new ERP system and will implement this new system as soon as reasonably practicable. Therefore, additional time is required to validate that the material weakness is fully remediated.

ITEM 9B.    Other Information
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
TOROTEL, INC.
We have audited the accompanying consolidated balance sheets of Torotel, Inc and Subsidiaries (the “Company”) as of April 30, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended April 30, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Torotel, Inc. and Subsidiaries as of April 30, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the two years in the period ended April 30, 2011, in conformity with U.S. generally accepted accounting principles.
Leawood, Kansas
July 29, 2011

CONSOLIDATED BALANCE SHEETS
As of April 30,

	2011	2010
ASSETS
Current assets:
Cash	$490,000	$1,030,000
Trade receivables, net	2,208,000	920,000
Inventories, net	1,401,000	1,220,000
Prepaid expenses and other current assets	55,000	27,000
Deferred income taxes	250,000	—
	4,404,000	3,197,000
Property, plant and equipment:
Land	265,000	265,000
Buildings and improvements	919,000	815,000
Equipment	1,675,000	1,203,000
	2,859,000	2,283,000
Less accumulated depreciation	1,520,000	1,320,000
	1,339,000	963,000

Deferred income taxes	358,000	—
Other assets	21,000	—

	$6,122,000	$4,160,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$125,000	$101,000
Trade accounts payable	630,000	311,000
Accrued liabilities	336,000	244,000
Accrued income taxes	8,000	—
Customer deposits	826,000	978,000
	1,925,000	1,634,000
Long-term debt, less current maturities	899,000	514,000
Commitments and contingencies
Stockholders' equity	3,298,000	2,012,000
	$6,122,000	$4,160,000
The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended April 30,

	2011	2010
Net sales	$11,133,000	$7,091,000
Cost of goods sold	7,547,000	4,667,000
Gross profit	3,586,000	2,424,000
Operating expenses:
Engineering	448,000	293,000
Selling, general and administrative	2,464,000	2,116,000
	2,912,000	2,409,000
Earnings from operations	674,000	15,000
Other expense (income):
Interest expense	46,000	44,000
Interest income	(5,000)	(2,000)
	41,000	42,000
Earnings (loss) before provision for income taxes	633,000	(27,000)
Provision (benefit) for income taxes	(600,000)	—
Net earnings (loss)	$1,233,000	$(27,000)
Basic earnings (loss) per share	$0.21	(0.01)
The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Shares	Common Stock	Excess of Par Value	Accumulated Deficit	Treasury Stock, at cost	Total Stockholders' Equity
Balance, April 30, 2009	5,983,545	$60,000	$12,472,000	$(10,473,000)	$(90,000)	$1,969,000
Stock compensation earned	—	—	58,000	—	—	58,000
Restricted stock cancelled	—	—	12,000	—	—	12,000
Restricted stock issued	—	—	(71,000)	—	71,000	—
Net loss	—	—	—	(27,000)	—	(27,000)
Balance, April 30, 2010	5,983,545	60,000	12,471,000	(10,500,000)	(19,000)	2,012,000
Stock compensation earned	—	—	45,000	—	—	45,000
Restricted stock cancelled	—	—	8,000	—	—	8,000
Net earnings	—	—	—	1,233,000	—	1,233,000
Balance, April 30, 2011	5,983,545	$60,000	$12,524,000	$(9,267,000)	$(19,000)	$3,298,000
The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended April 30,

	2011	2010
Cash flows from operating activities:
Net earnings (loss)	$1,233,000	$(27,000)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Cost recognized on cancellation of restricted stock	8,000	12,000
Stock compensation cost amortized and released	47,000	58,000
Depreciation	200,000	107,000
Deferred income taxes	(608,000)	—
Change in value of stock appreciation rights	52,000	11,000
Increase (decrease) in cash flows from operations resulting from changes in:
Trade receivables	(1,288,000)	(361,000)
Inventories	(181,000)	(398,000)
Prepaid expenses and other assets	(49,000)	(8,000)
Trade accounts payable	319,000	131,000
Accrued liabilities	40,000	22,000
Customer deposits	(152,000)	978,000
Income taxes payable	8,000	—
Net cash provided by (used in) operating activities	(371,000)	525,000
Cash flows from investing activities:
Capital expenditures	(526,000)	(84,000)
Net cash used in investing activities	(526,000)	(84,000)
Cash flows from financing activities:
Principal payments on long-term debt	(648,000)	(82,000)
Proceeds from long-term debt	1,030,000	22,000
Payments on capital lease obligations	(25,000)	(7,000)
Net cash provided by (used in) financing activities	357,000	(67,000)
Net increase (decrease) in cash	(540,000)	374,000
Cash, beginning of year	1,030,000	656,000
Cash, end of year	$490,000	$1,030,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$46,000	$44,000
Income taxes	$—	$—
Non-cash investing and financing activities:
Capital expenditure	$(50,000)	$(16,000)
Proceeds from capital lease	$50,000	$16,000
The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Torotel, Inc. ("Torotel") conducts business primarily through its wholly owned subsidiary, Torotel Products, Inc. ("Torotel Products"), but it also operates another wholly owned subsidiary Electronika, Inc. ("Electronika"). Another subsidiary, Torotel Manufacturing Corporation, provides manufacturing services to Torotel Products. Torotel specializes in the custom design and manufacture of a wide variety of precision magnetic components, consisting of transformers, inductors, reactors, chokes and toroidal coils, for use in commercial, industrial and military electronics. Torotel also designs and distributes ballast transformers for the airline industry. Approximately 98% of Torotel's sales during fiscal 2011 have been derived from domestic customers.
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
Credit Risk
Financial instruments that potentially subject Torotel to concentrations of credit risk consist principally of cash and accounts receivable. Torotel grants unsecured credit to most of its customers. Management does not believe that it is exposed to any extraordinary credit risk as a result of this policy. At various times, and at April 30, 2011, cash balances exceeded federally insured limits. Torotel has not experienced any losses in the cash accounts and management does not believe Torotel is exposed to any significant credit risk with respect to its cash.
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
The carrying amounts of certain financial instruments, including cash, trade receivables, prepaid expenses and other current assets, trade accounts payable and accrued liabilities approximate fair value due to their short maturities. As of April 30, 2011, the amount of Torotel's long-term debt approximates fair value based on the present value of estimated future cash flows using a discount rate commensurate with a borrowing rate available to Torotel.
Treasury Stock
Torotel utilizes the weighted average cost method in accounting for its treasury stock transactions.
Revenue Recognition
Revenue is recognized when a fixed price contract or purchase order exists; delivery has occurred; and collection is reasonably assured. Selling terms are FOB Shipping Point so Torotel considers its products delivered once they have been shipped

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and title and risk of loss have been transferred. Torotel's consolidated net sales arising from contracts having deliveries scheduled over a period of more than one year for fiscal years 2011 and 2010 were approximately 51% and 41%, respectively, primarily because of the contract for the potted coil assembly.
Allowance for Doubtful Accounts
Gross trade accounts receivable are offset with an allowance for doubtful accounts. The allowance for doubtful accounts is management's best estimate of the amount of probable credit losses in Torotel's existing accounts receivable. Management reviews the allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectibility. Account balances are charged against the allowance when placed for collection. Recoveries of receivables previously written off are recorded when received. The majority of the customer accounts are considered past due after the invoice becomes older than the customer's credit terms. Interest is not charged on past due accounts. The allowance for doubtful accounts as of April 30, 2011 and 2010 was $11,000 and $6,000, respectively.
Inventories
Inventories are stated at the lower of cost or market. Cost is determined using a FIFO approximated weighted average cost method of valuation. Torotel's industry is characterized by short-term customer commitments and changes in demand, as well as other market considerations. Provisions for obsolete and excess inventory are based on reviews of inventory usage, quantities on hand and latest product demand information from customers. Inventories are reviewed in detail utilizing a 12-month time horizon. Individual part numbers that have not had any usage or purchases in a 12-month time period and do not have any known usage requirements are categorized as obsolete; individual part numbers having more than a 12-month supply based on the current year's usage are categorized as excess. Once specific inventory has been identified as excess or obsolete, the cost of the identified inventory is fully reserved and the cost of the inventory is not recovered until it is sold. The reserve balance is analyzed for adequacy as part of the inventory review each quarter.
Property, Plant and Equipment
Property, plant and equipment are carried at cost. Depreciation and amortization are provided in amounts sufficient to relate the costs of depreciable assets to operations primarily using the straight-line method over estimated useful lives of three to five years for equipment and three and a half to twenty years for buildings and improvements.
Cash Flows
For purposes of the consolidated statements of cash flows, Torotel considers all short-term investments and demand deposits purchased with original maturity dates of three months or less to be cash.
Income Taxes
Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our annual tax rate and in evaluating our tax positions. An estimated effective tax rate for a year is applied to our quarterly operating results. In the event there is a significant or unusual item recognized in our quarterly operating results, the tax attributable to that item is separately calculated and recorded at the same time as that item. Tax law requires items to be included in our tax returns at different times than the items are reflected in our financial statements. As a result, our annual tax rate reflected in our financial statements is different than that reported in our tax returns (our cash tax rate). Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences reverse over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax returns in future years for which we have already recorded the tax benefit in our income statement. We establish valuation allowances for our deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax liabilities generally represent tax expense recognized in our financial statements for which payment has been deferred, or expense for which we have already taken a deduction in our tax return but have not yet recognized as expense in our financial statements. The accounting for uncertainty in income taxes requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. If necessary, we record a liability for the difference between the benefit recognized and measured for financial statement purposes and the tax position taken or expected to be taken on our tax return. To the extent that our assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. If applicable in a given year, tax-related interest and penalties are classified as a component of income tax expense.
Advertising Costs
Advertising costs are expensed as incurred. For the years ended April 30, 2011 and 2010 advertising costs were $7,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and $1,000, respectively.
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
Share-Based Compensation
Torotel has share-based compensation plans that include restricted stock and stock appreciation rights, which are described more fully in Notes G and L in the Notes to the Consolidated Financial Statements. Torotel accounts for its share-based compensation plans in accordance with authoritative guidance under which the estimated fair value of share-based awards granted under Torotel's share-based compensation plans is recognized as compensation expense over the vesting period of the award.
NOTE B—INVENTORIES
The following table summarizes the components of inventories, as of April 30 of each year:

	2011	2010
Raw materials	$983,000	$761,000
Work in process	300,000	256,000
Finished goods	118,000	203,000
	$1,401,000	$1,220,000
NOTE C—FINANCING AGREEMENTS
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

The guidance line of credit, to be used for equipment purchases, has a capacity of $500,000 with a 5-year term.  The advance rate of this facility is equal to 80% of the price of the equipment purchased.  Upon execution of the agreement, Torotel Products received initial advances of $380,000 with an associated interest rate of 4.63 percent, which Torotel Products primarily used to purchase injection molding equipment and a new enterprise resource planning system.  Monthly repayments of $7,123 consisting of both interest and principal are required.  Any additional borrowings will have an associated fixed interest rate that is equal to the 5-year Treasury swap plus 3.09 percent at the date of closing.  This facility is cross collateralized and cross defaulted with all other facilities and is secured by a purchase money security interest in the assets purchased as well as a first lien on all business assets of Torotel Products.

The real estate term loan is in the principal amount of $650,000.  The real estate loan has a 5-year term with a 15-year amortization period with the balance payable at maturity.  The associated interest rate is fixed at 4.63 percent.  Monthly repayments of $5,038 consisting of both interest and principal are required.  This loan is a refinancing of our previous real estate loan and equipment loans with the Bank of Blue Valley which had a payoff amount of approximately $560,000.  The remainder of the loan proceeds was used to fund a portion of the equipment purchases.  Prepayment of this term loan up to $100,000 per year is allowed without penalty so long as these funds are generated through internal cash flow and not borrowed from a separate financial institution.  This facility is cross collateralized and cross defaulted with all other facilities and is secured by a first real estate mortgage on the property located at 620 North Lindenwood Drive in Olathe, Kansas.

The agreement contains customary representations, warranties, covenants and default provisions.  Torotel Products is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

also required to comply with specified financial covenants (consisting of a minimum tangible net worth of $1,750,000 and an EBITDA to debt service ratio of 1.1 to 1).
Information concerning Torotel's long-term indebtedness as of April 30 of each year is as follows:

	2011	2010
Mortgage note payable to Commerce Bank, maturing September 2015	$632,000	$—
Equipment loan note payable to Commerce Bank, maturing September 2015	340,000	—
Capital lease obligations (see Note E)	52,000	28,000
Note payable to Bank of Blue Valley, maturing May 2014	—	572,000
Note payable to Bank of Blue Valley, maturing June 2012	—	15,000
	1,024,000	615,000
Less: Current maturities	125,000	101,000
	$899,000	$514,000

The amount of long-term debt maturing in each of the next five years is as follows:

Year Ending April 30,	Amount
2012	$125,000
2013	130,000
2014	120,000
2015	118,000
2016	531,000
$1,024,000

NOTE D—INCOME TAXES
The provision for income taxes reflected in the consolidated statements of operations differs from the amounts computed at the federal statutory tax rates. Our statutory tax rates were 38% and 31% for fiscal years ended April 30, 2011 and 2010, respectively. Both of these tax rates include a 3% Kansas state tax rate. The principal differences between our statutory income tax expense and the effective provision for income taxes are summarized as follows:

	2011	2010
Computed tax expense (benefit) at statutory rates	$218,000	$(6,000)
Permanent differences	10,000
Change in effective tax rate	(481,000)
State tax credits and other	—	(58,000)
Net operating loss expired	—	190,000
Increase (decrease) in valuation allowance	(347,000)	(126,000)
	$(600,000)	$—

The components of the provision (benefit) for income taxes are as follows:

	2011	2010
Current tax expense	$8,000	$—
Deferred tax benefit	(608,000)	—
	$(600,000)	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We have available as benefits to reduce future income taxes, subject to applicable limitations, the following estimated net operating loss ("NOL") carryforwards:

Year of Expiration	NOL Carryforwards
2012	$72,000
2013	801,000
2019	2,268,000
2022	32,000
2023	1,000
2024	77,000
2026	253,000
2027	217,000
2029	28,000
$3,749,000

We record deferred income tax assets for the expected future tax consequences of events that have been included in the financial statements. Under this method, the difference between the financial and tax bases of assets and liabilities are determined. Deferred income taxes and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income.
We record net deferred income tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. As of April 30, 2011, we anticipate the realization of a portion of our deferred income tax assets that are expected to reverse within the next few fiscal years. This amount is $608,000. This amount is allocated between current and non-current portions on the consolidated balance sheet based upon when we believe the underlying items will reverse. We have adjusted the valuation allowance accordingly, which has reduced the provision for income taxes. We evaluate the appropriateness of our deferred income tax asset valuation allowance on a quarterly basis. This adjustment was made based upon evaluating the following positive and negative evidence:
Positive:

•	Taxable earnings have been present in recent years (with the exception of fiscal year 2010);

•	The available carryforward periods of our net operating losses are of sufficient length and are at minimum risk of expiring unused;

•	We currently are performing on a contract that should enable us to sustain the higher sales volume for at least the next two fiscal years; and

•	Our products are included in applications that generally have a longer lifecycle.

Negative:

•	We have a history of inconsistent earnings;

•
Long-term demand for the potted coil assembly used on the Hellfire II missile system is uncertain due to Department of Defense budget constraints and the possibility that the Hellfire II missile system could eventually be replaced by the Joint Air to Ground Missile;

•	The trend of positive and negative cycles may be difficult to predict due to the nature of our industry; and

•	We are in a highly competitive industry.

The following table summarizes the components of the net deferred income tax asset:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2011	2010
Net operating loss carryforwards	$1,425,000	$1,376,000
Inventory valuation reserve	157,000	106,000
Amortization and impairment of intangibles	391,000	340,000
Loss on equity and impairment in investee	427,000	349,000
Tax credit carryforwards	148,000	77,000
Other	121,000	110,000
	2,669,000	2,358,000
Less: valuation allowance	2,061,000	2,358,000
	$608,000	$—

The tax credit carryforwards as presented above have no expiration date.

The net deferred tax assets are presented in the accompanying April 30, 2011 and April 30, 2010 balance sheets as follows:

	2011	2010
Current deferred income tax asset	$250,000	$—
Noncurrent deferred income tax asset	358,000	—
	$608,000	$—

As of April 30, 2011, the federal tax returns for the fiscal years ended 2007 through 2011 are open to audit until the statute of limitations closes for the years in which the net operating losses are utilized. Torotel would recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense. As of April 30, 2011, Torotel recorded no accrued interest or penalties related to uncertain tax positions. Management expects no significant change in the amount of unrecognized tax benefit, accrued interest or penalties within the next twelve months.
NOTE E—COMMITMENTS AND CONTINGENCIES
Torotel is obligated under several capital leases covering various computer hardware that expire at various dates during the next three years. All of these leases are non-cancellable and are presented in the accompanying consolidated financial statements as long-term debt. At April 30, 2011 and 2010, the gross amount of equipment and related accumulated amortization recorded under capital leases were as follows:

	2011	2010
Information technology equipment	$52,000	$16,000
Less accumulated amortization	(16,000)	—
	$36,000	$16,000

Amortization of assets held under capital lease is included with depreciation expense.
As part of our ongoing operations, we enter into arrangements that obligate us to make future payments to various parties. Some of these contractual obligations are not reflected on the accompanying consolidated balance sheets due to the nature of the obligations. Such obligations include operating leases for production space and for equipment. On July 30, 2010, we entered into a new 42 month real estate lease agreement with 96-OP Prop, LLC to lease approximately 18,000 square feet for manufacturing injection molded products, electromechanical assemblies, and larger transformers.  This agreement commenced on September 1, 2010 and continues through February 28, 2014.  The monthly base rent is $9,485.  The cumulative base rent payment will be approximately $398,000.  The lease agreement is incorporated by reference to Exhibit 10.8 of Form 8-K filed with the SEC on August 4, 2010.
Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods free of rent. Total rent expense for all operating leases for the years ended April 30, 2011 and 2010 was $124,000 and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$33,000, respectively.
Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of April 30, 2011 are:

Year Ending April 30,	Capital Leases	Operating Leases
2012	$24,000	$150,000
2013	24,000	144,000
2014	7,000	110,000
	$55,000	$404,000

The future minimum capital lease payments of $55,000 include amounts representing interest of $3,000 which results in a present value of $52,000 for net minimum capital lease payments.

NOTE F—EMPLOYEE INCENTIVE PLANS
Short-term Cash Incentive Plan
The Short-term Cash Incentive Plan ("STIP") became effective for fiscal year 2008. The purpose of the STIP is to promote the long-term financial performance of Torotel by providing all key employees with the opportunity to earn cash awards for accomplishing annual goals for Return on Capital Employed ("ROCE") as defined in the Plan, which was filed as Exhibit 10.8 of Form 10-KSB for the fiscal year ended April 30, 2007, and is herein incorporated by reference. There were no awards for the years ended April 30, 2011 and 2010.
Long-term Incentive Plans
The Long-term Incentive Plans ("LTIPs"), which consist of a Stock Award Plan and a Long-term Cash Incentive Plan, also became effective for fiscal year 2008. The purpose of the LTIPs is to provide incentives that will attract and retain highly competent persons as key employees to promote the long-term financial performance of Torotel by providing key employees an opportunity to earn stock and cash awards for accomplishing long-range goals for sales growth, earnings growth, ROCE and debt to equity, as defined and measured in the Stock Award Plan and the Long-term Cash Incentive Plan, which were filed as Exhibits 10.9 and 10.10 of Form 10-KSB for the fiscal year ended April 30, 2007, and are herein incorporated by reference.
Stock Award Plan
The Stock Award Plan ("SAP"), which did not require shareholder approval, provides key employees the opportunity to acquire common stock of Torotel pursuant to awards earned for accomplishing goals that promote the long-term financial performance of Torotel. Under the terms of the SAP, stock awards are in the form of restricted stock having a 5-year restriction period, which shall lapse, based on certain conditions as outlined in the SAP. All stock awards are represented by a Restricted Stock Agreement, which afford the grantees all of the rights of a stockholder with respect to the award shares, including the right to vote such shares and to receive dividends and other distributions payable with respect to such shares since the Date of Award.
Long-term Cash Incentive Plan
The Long-term Cash Incentive Plan ("LTCIP") provides key employees with the opportunity to earn cash awards for accomplishing plan goals based on predetermined targets for average annual sales and earnings growth, ROCE and debt to equity. Under the terms of the LTCIP, awards will not be paid if Torotel's performance on any LTCIP metric is less than the threshold level of performance defined for that LTCIP metric. There were no LTCIP awards for the years ended April 30, 2011 and 2010.
401(k) Retirement Plan
Torotel has a 401(k) Retirement Plan for Torotel Products' employees. Employer contributions to the Plan are at the discretion of the Board of Directors. Employer contributions to the Plan for the years ended April 30, 2011 and 2010 were $5,000 and $5,000, respectively.
NOTE G—RESTRICTED STOCK AGREEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Restricted Stock Agreements with Benjamin E. Ames, Jr. were terminated in April 2009 and the unearned cost of $54,000 was recognized in fiscal 2009. These agreements, dated July 31, 2006 and August 7, 2007, represented 190,000 non-vested newly issued common shares of Torotel. These were newly issued shares from the number of authorized shares remaining to be issued. Pursuant to the terms of the agreement dated July 31, 2006, 40,000 shares were released from the restrictions on transfer on July 31, 2007 and 2008. Mr. Ames is now employed by Torotel Products under a new compensation arrangement and with different job responsibilities.
Torotel has Restricted Stock Agreements dated August 7, 2007, with eight key employees pursuant to the Stock Award Plan ("SAP"). The SAP provides key employees the opportunity to acquire newly issued common stock of Torotel pursuant to awards earned for accomplishing goals that promote the long-term financial performance of Torotel. Under the terms of the SAP, which was filed as Exhibit 10.9 of Form 10-KSB for the fiscal year ended April 30, 2007, the restricted stock awards have a 5-year restriction period, which shall lapse based on certain conditions as outlined in the SAP. As of April 30, 2011, the aggregate amount of the existing restricted stock awards was 312,900 shares. These were newly issued shares from the number of authorized shares remaining to be issued. Stock compensation cost of $8,000 for the existing restricted stock awards will be recorded per quarter during the remaining five-year vesting period provided the financial performance metrics as outlined in the SAP are likely to be attained.
On September 2, 2009, Torotel entered into Restricted Stock Agreements with two key employees (Messrs. Sizemore and Serrone) pursuant to the SAP. The aggregate amount of the restricted stock awards was 250,000 shares of common stock, $.01 par value per share. These shares were transferred from treasury shares. Based on the market price of $.27 for Torotel's common stock as of September 2, 2009, the fair value of the restricted stock at the date of award was $67,500. Stock compensation cost of $3,000 will be recorded per quarter during the five-year vesting period provided the financial performance metrics as outlined in the SAP are likely to be attained.
Total stock compensation cost for the years ended April 30, 2011 and 2010 was $55,000 and $70,000, respectively. Restricted stock activity for each period through April 30 is summarized as follows:

	2011		2010
	Restricted Shares Under Option	Weighted Average Grant Price	Restricted Shares Under Option	Weighted Average Grant Price
Outstanding at beginning of year	607,350	$0.405	434,910	$0.453
Granted	—	$—	250,000	$0.270
Vested	—	$—	(34,160)	$0.500
Cancelled	(44,450)	$0.500	(43,400)	$0.500
Outstanding at end of year	562,900	$0.398	607,350	$0.405

NOTE H—STOCKHOLDERS' EQUITY
The components of stockholders' equity as of April 30 of each year are summarized as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2011	2010
Common stock, at par value	$60,000	$60,000
Capital in excess of par value	12,524,000	12,471,000
Accumulated deficit	(9,267,000)	(10,500,000)
	3,317,000	2,031,000
Less treasury stock, at cost	19,000	19,000
	$3,298,000	$2,012,000

Torotel has 6,000,000 shares of common stock, $.01 par value, authorized and 5,828,650 shares issued and outstanding. The changes in shares of common stock outstanding as of April 30 of each year are summarized as follows:

	2011	2010
Balance, May 1	5,873,100	5,666,500
Restricted stock activity	—	250,000
Treasury stock activity	(44,450)	(43,400)
Balance, April 30	5,828,650	5,873,100

NOTE I—EARNINGS PER SHARE
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

The basic earnings per common share were computed as follows:

	2011	2010
Net earnings (loss)	$1,233,000	$(27,000)
Amounts allocated to participating securities (nonvested restricted shares)	124,000	—
Net income (loss) attributable to common shareholders	$1,109,000	$(27,000)
Basic weighted average common shares	5,262,740	5,242,914
Earnings per share attributable to common shareholders:
Basic earnings (loss) per share	$0.21	$(0.01)

ASC 260, Earnings per Share, provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be participating securities and must be included in the computation of earnings per share pursuant to the two-class method.  Diluted earnings per share is not presented as Torotel does not have any shares considered incremental and dilutive. For the 2010 earnings per share calculation, the participating securities identified above do not contain contractual obligations to participate in the losses of Torotel and are not classified using the two-class method.

NOTE J—ACCRUED LIABILITIES
Accrued liabilities as of April 30 of each year consist of the following:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2011	2010
Employee related expenses:
Accrued payroll	$110,000	$125,000
Deferred compensation	80,000	28,000
Other	68,000	37,000
	258,000	190,000
Other, including interest:
Warranty reserve	36,000	25,000
Real estate taxes	24,000	24,000
Other	18,000	5,000
	78,000	54,000
	$336,000	$244,000

NOTE K—INFORMATION ABOUT MAJOR CUSTOMERS
For the year ended April 30, 2011, sales to one major customer accounted for 43% of consolidated net sales. For the year ended April 30, 2010, sales to one major customer accounted for 43% of consolidated net sales.
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
Each SAR granted hereunder may be exercised to the extent that the Grantee is vested in such SAR. The SARs will vest according to the following schedule:

Number of Years the Grantee has remained a Torotel director following the Date of Grant	Shares represented by a SAR in which a Grantee is Vested
Under one	—%
At least one but less than two	33%
At least two but less than three	67%
Three or more	100%
A Grantee shall become fully (100%) vested in each of his or her SARs under the following circumstances: (i) upon termination of the Grantee's service as a director of Torotel for reasons of death, disability or retirement; (ii) if the Compensation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In accordance with ASC 505-50, compensation expense is recognized over the vesting period based upon the estimated fair value of the SARs pursuant to the terms of the Plan using the Black-Scholes options-pricing model as of the end of each financial reporting period. As of April 30, 2011, the fair value of the SARs was determined using the following assumptions: no dividend payments over the life of the SARs since Torotel has not issued any form of dividend since 1985; a ten day average market price of $0.560; an expected volatility of 133.9% based on Torotel's historical volatility using the weekly closing price over the past 3.00 years; a risk-free interest rate of 2.17%; and an expected life of 3.00 years based on the length of service estimated to be served. As of April 30, 2010, the fair value of the SARs was determined using the following assumptions: no dividend payments over the life of the SARs since Torotel has not issued any form of dividend since 1985; a ten day average market price of $0.300; an expected volatility of 103.4% based on Torotel's historical volatility using the weekly closing price over the past 3.00 years; a risk-free interest rate of 2.60%; and an expected life of 3.00 years based on the length of service estimated to be served. Based on these assumptions, the fair value prices per share of the outstanding SARs as of April 30, 2011 are summarized as follows:

Grant Date	SARs Under Option	Exercise Price	Fair Value Price	% Vested	Aggregate Vested Fair Value	Aggregate Intrinsic Value
October 1, 2004	60,000	$0.350	$0.455	100%	$27,000	$13,000
May 1, 2005	30,000	$0.302	$0.462	100%	$14,000	$8,000
May 1, 2006	30,000	$0.695	$0.411	100%	$12,000	$—
May 1, 2007	30,000	$0.500	$0.434	100%	$13,000	$2,000
May 1, 2008	30,000	$0.550	$0.428	67%	$9,000	$—
May 1, 2009	30,000	$0.208	$0.479	33%	$5,000	$11,000
May 1, 2010	30,000	$0.300	$0.463	—%	$—	$8,000

The vested portion represents 180,000 SARs. As of April 30, 2011, the total aggregate intrinsic value of these exercisable SARs was $27,000.
SARs transactions for each period though April 30 are summarized as follows:

	2011		2010
	SARs Under Option	Weighted Average Grant Price	SARs Under Option	Weighted Average Grant Price
Outstanding at beginning of year	240,000	$0.418	200,000	$0.460
Granted	40,000	$0.300	40,000	$0.208
Exercised	(20,000)	$0.425	—	$—
Forfeited	(20,000)	$0.310	—	$—
Outstanding at end of year	240,000	$0.407	240,000	$0.418
SARs exercisable at end of year	180,000	$0.439	160,000	$0.444
Weighted average fair value of SARs granted during the year		$0.560		$0.212

The following information applies to SARs outstanding for each year through April 30:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2011	2010
Number outstanding	240,000	240,000
Range of grant prices	$.208 - $.695	$.208 - $.695
Weighted average grant price	$0.407	$0.418
Weighted average contractual life remaining	5.67 yrs.	6.48 yrs.
10-day average market price	$0.560	$0.300

Total compensation expense for the outstanding SARs for the years ended April 30, 2011 and 2010 was an expense of $52,000 and $11,000, respectively. As of April 30, 2011, there was $28,000 of total unrecognized compensation expense related to non-vested SARs granted under the Plan. This cost is expected to be recognized over a weighted average period of 1.43 years. The liability for SARs on the consolidated balance sheets as of April 30, 2011 and 2010 was $80,000 and $28,000, respectively.
NOTE M—AGREEMENTS WITH RELATED PARTY
Electronika's requirements for the ballast transformers are outsourced pursuant to a Manufacturing Agreement with Magnetika, a corporation owned by the Caloyeras family. Under the terms of the agreement, Magnetika provides all necessary raw material, labor, testing, packaging and related services required to complete the manufacture, delivery and sale of the ballast transformers, and Electronika is obligated to order all of its ballast transformer requirements exclusively from Magnetika. Electronika retains ownership of all designs, drawings, specifications and intellectual property rights associated with the ballast transformers. In exchange for the services provided to Electronika under the Manufacturing Agreement, Magnetika receives 40 percent of the net sales price of all ballast transformers sold by Electronika, plus a $2,500 per month management fee for processing all quotations and orders. Effective with the beginning of fiscal 2008, per the terms of the Manufacturing Agreement, the monthly management fee has been eliminated because of Electronika's lower sales volume. The Manufacturing Agreement continues in effect until April 1, 2012. In the fiscal year ended April 30, 2011, Electronika incurred costs of $21,000 for goods purchased on trade terms of net 20 days pursuant to the Manufacturing Agreement. Of the amount purchased, $5,000 was due and payable as of April 30, 2011. In the fiscal year ended April 30, 2010, Electronika incurred costs of $6,000 for goods purchased on trade terms of net 20 days pursuant to the Manufacturing Agreement. Of the amount purchased, $6,000 was due and payable as of April 30, 2010.
NOTE N—CUSTOMER DEPOSITS
The new contract for the potted coil assembly provides for milestone payments in the aggregate amount of $924,000 to be paid by the customer prior to the commencement of product deliveries. This aggregate amount will be used to procure raw materials. An additional milestone payment of $413,000 will be due when a 500-piece finished goods buffer is established as requested by the customer. As of April 30, 2011, Torotel had received milestone payments of $924,000. These milestone payments will be applied to invoices ratably over the course of the contract as product is delivered. In accordance with its revenue recognition policy, Torotel will recognize revenue on this contract upon monthly shipment of the product. As of April 30, 2011, the customer deposit liability was $826,000. This net amount is reflected as a customer deposit under current liabilities in the accompanying consolidated balance sheet.

NOTE O—ENTERPRISE RESOURCE MANAGEMENT SYSTEM RECOVERABILITY
Management has determined that the enterprise resource management system (the “ERP system”) implemented in November 2010 is not appropriate for long-term use based on certain functionalities not performing as promised. After discussions with the ERP system provider, Torotel received a partial refund of $40,000 subsequent to April 30, 2011, that was applied to the carrying amount of the software. Subsequent to the change in carrying amount, Torotel evaluated the asset for existence of impairment. After determining that impairment indicators exist (the discontinuation of the ERP system will more likely than not occur prior to the end of its useful life), management evaluated recoverability by comparing undiscounted cash flows provided by the ERP system to the carrying value of the asset. Since the ERP system is integral to the operations of Torotel, entity level cash flows were used in this test. Torotel is expected to generate undiscounted cash flows in excess of the carrying amount of the software so no impairment loss adjustment is necessary. Management anticipates that a new ERP system will be implemented on February 1, 2012.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to Torotel's 2011 Proxy Statement under the sections titled "Voting Securities and Principal Holders Thereof", "Proposal One—Election to the Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", to be filed with the SEC no later than 120 days after the end of our most recent fiscal year.
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
ITEM 11.    Executive Compensation
The information required by this Item is incorporated by reference to Torotel's 2011 Proxy Statement under the section titled "Executive Officer Compensation", to be filed with the SEC no later than 120 days after the end of our most recent fiscal year.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to Torotel's 2011 Proxy Statement under the sections titled "Voting Securities and Principal Holders Thereof" and "Proposal One—Election to the Board of Directors", to be filed with the SEC no later than 120 days after the end of our most recent fiscal year.
ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to Torotel's 2011 Proxy Statement under the section titled "Certain Relationships and Legal Proceedings", to be filed with the SEC no later than 120 days after the end of our most recent fiscal year.

ITEM 14.    Principal Accounting Fees and Services
The information required by this Item is incorporated by reference to Torotel's 2011 Proxy Statement under the section titled "Fees Paid to the Independent Accountants", to be filed with the SEC no later than 120 days after the end of our most recent fiscal year.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules
(a)   Exhibits (Electronic Filing Only)

Exhibit 3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of Form 8-K filed with the SEC on September 25, 2009)

Exhibit 3.2	By-laws (incorporated by reference to Exhibit 3.1 of Form 8-K filed with the SEC on July 7, 2006)

Exhibit 10.1	Form of Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the SEC on July 7, 2006)

Exhibit 10.2	Manufacturing Agreement with Magnetika, Inc. (incorporated by Reference to Exhibit 8.4 of Form 8-K filed with the SEC on April 15, 2002)

Exhibit 10.4	Directors Stock Appreciation Rights Plan

Exhibit 10.5	Short-term Cash Incentive Plan (incorporated by reference to Exhibit 10.8 of Form 10-KSB filed with the SEC on July 30, 2007)

Exhibit 10.6	Stock Award Plan (incorporated by reference to Exhibit 10.8 of Form 10-KSB filed with the SEC on July 30, 2007)

Exhibit 10.7	Long-term Cash Incentive Plan (incorporated by reference to Exhibit 10.8 of Form 10-KSB filed with the SEC on July 30, 2007)

Exhibit 10.8
Lease Agreement dated July 30, 2010 by and between 96-OP Prop, LLC, a Kansas limited liability company and Torotel, Inc., a Missouri corporation, for the Company's 18,000 square foot manufacturing facility

Exhibit 10.11	Commerce Financing Agreements (incorporated by reference to Exhibit 10.11 of Form 10-Q filed with the SEC on December 15, 2010)

Exhibit 14	Code of Ethics for Directors, Executive Officers, Significant Employees (incorporated by reference to Exhibit 14 of Form 10-KSB filed with the SEC on February 16, 2005)

Exhibit 21	Subsidiaries of the Registrant

Exhibit 31.1	Officer Certification

Exhibit 31.2	Officer Certification

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Torotel, Inc.
(registrant)

By:	/s/ DALE H. SIZEMORE, JR.		By:	/s/ H. JAMES SERRONE
	Dale H. Sizemore, Jr. Chief Executive Officer			H. James Serrone Chief Financial Officer

	Date:	July 29, 2011		Date:	July 29, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ DALE H. SIZEMORE, JR.		By:	/s/ ANTHONY L. LEWIS
	Dale H. Sizemore, Jr. Chairman of the Board, President, Chief Executive Officer and Director			Anthony L. Lewis Director

	Date:	July 29, 2011		Date:	July 29, 2011

By:	/s/ RICHARD A. SIZEMORE		By:	/s/ STEPHEN K. SWINSON
	Richard A. Sizemore Director			Stephen K. Swinson Director

	Date:	July 29, 2011		Date:	July 29, 2011

By:	/s/ BARRY B. HENDRIX
Barry B. Hendrix Director

	Date:	July 29, 2011