Form 10-Q/A
period 2011-01-31
TOROTEL INC
filed 2011-08-15
CIK 98752

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

TOROTEL, INC.
FORM 10-Q/A
EXPLANATORY NOTE

This Amendment No. 1 to Torotel, Inc.'s quarterly report on Form 10-Q/A (“Form 10-Q/A”) amends our quarterly report on Form 10-Q for the period ended January 31, 2011, which was originally filed with the Securities and Exchange Commission on March 17, 2011 (“Original Form 10-Q”). This amendment is being filed for the purpose of restating certain amounts in Item 1, Financial Statements, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and amending Item 4, Controls and Procedures, as well as including currently dated certifications from our principal executive officer and principal financial officer as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and principal financial officer are attached to this amended filing as Exhibits 31.1, 31.2, 32.1 and 32.2.

As previously disclosed in a current report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2011, management of Torotel and Torotel's audit committee determined that Torotel's consolidated condensed financial statements contained in the Original Form 10-Q should no longer be relied upon. The 2011 financial statements included in our Original Form 10-Q were prepared prior to the discovery of irregularities associated with inventory cost calculations connected to our enterprise resource planning system (the "ERP system"). After a review by management, it was determined that the ERP system incorrectly calculated the average unit cost on some inventory items as of January 31, 2011. In addition, management reviewed revenue and accounts payable and found some irregularities in those areas resulting from the ERP system.

The restatements contained in this Form 10-Q/A relate to non-cash entries in the 2011 financial statements and the reduction in net earnings has been offset in the consolidated statement of cash flows by a change in working capital.

The restatement and it's impact on Torotel's consolidated condensed financial statements are more fully described in Note 13 to the Notes to Consolidated Condensed Financial Statements.

Except for the items noted above, no other information included in the Original Form 10-Q is being amended by this Form 10-Q/A. This Form 10-Q/A does not reflect events occurring after the filing of the Original Form 10-Q, other than the restatement for the matter discussed above. Such events include, among other things, the events described in our current reports on Form 8-K and Form 10-K filed after the date of the Original Form 10-Q.

TOROTEL, INC. AND SUBSIDIARIES

PART I.         FINANCIAL INFORMATION

Item 1.           Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited) As of January 31, 2011	As of April 30, 2010
	(Restated)
ASSETS

Current assets:
Cash	$1,400,000	$1,030,000
Trade receivables, net	832,000	920,000
Inventories, net	1,521,000	1,220,000
Prepaid expenses and other current assets	66,000	27,000
	3,819,000	3,197,000

Property, plant and equipment, net	1,421,000	963,000

Other assets	13,000	—

	$5,253,000	$4,160,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$123,000	$101,000
Trade accounts payable	492,000	311,000
Accrued liabilities	306,000	244,000
Customer deposits	1,211,000	978,000
	2,132,000	1,634,000

Long-term debt, less current maturities	931,000	514,000

Stockholders’ equity	2,190,000	2,012,000

	$5,253,000	$4,160,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Nine Months Ended
	January 31,	January 31,
	2011	2010
	(Restated)
Net sales	$7,535,000	$4,844,000
Cost of goods sold	5,194,000	3,203,000

Gross profit	2,341,000	1,641,000

Operating expenses:
Engineering	326,000	241,000
Selling, general and administrative	1,850,000	1,617,000
	2,176,000	1,858,000
Earnings (loss) from operations	165,000	(217,000)

Other expense (income):
Interest expense	34,000	33,000
Interest income	(5,000)	—
	29,000	33,000

Earnings (loss) before provision for income taxes	136,000	(250,000)

Provision for income taxes	—	—

Net earnings (loss)	$136,000	$(250,000)

Basic earnings (loss) per share	0.02	(0.05)

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	January 31,	January 31,
	2011	2010
	(Restated)
Net sales	$2,043,000	$1,550,000
Cost of goods sold	1,627,000	1, 069,000

Gross profit	416,000	481,000

Operating expenses:
Engineering	170,000	71,000
Selling, general and administrative	723,000	526,000
	893,000	597,000
Earnings (loss) from operations	(477,000)	(116,000)

Other expense (income):
Interest expense	12,000	10,000
	12,000	10,000

Earnings (loss) before provision for income taxes	(489,000)	(126,000)

Provision for income taxes	—	—

Net earnings (loss)	$(489,000)	$(126,000)

Basic earnings (loss) per share	(0.09)	(0.02)

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	January 31,	January 31,
	2011	2010
	(Restated)
Cash flows from operating activities:
Net earnings (loss)	$136,000	$(250,000)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Restricted stock cancelled	8,000	12,000
Stock compensation earned	35,000	45,000
Depreciation	133,000	79,000
Change in value of stock appreciation rights	97,000	8,000
Increase (decrease) in cash flows from operations resulting from changes in:
Trade receivables	88,000	(45,000)
Inventories	(301,000)	(297,000)
Prepaid expenses and other assets	(52,000)	(20,000)
Trade accounts payable	181,000	178,000
Accrued liabilities	(35,000)	(58,000)
Customer deposits	233,000	409,000

Net cash provided by operating activities	523,000	61,000

Cash flows from investing activities:
Capital expenditures	(541,000)	(74,000)

Net cash used in investing activities	(541,000)	(74,000)

Cash flows from financing activities:
Proceeds from long-term debt	1,025,000	22,000
Principal payments on long-term debt	(618,000)	(58,000)
Payments on capital lease obligations	(19,000)	(8,000)

Net cash provided by (used in) financing activities	388,000	(44,000)

Net increase (decrease) in cash	370,000	(57,000)
Cash, beginning of period	1,030,000	656,000

Cash, end of period	$1,400,000	$599,000

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$34,000	$33,000
Income taxes	$—	$—

Non-cash investing and financing activities:
Capital expenditure	$(50,000)	$—
Proceeds from capital lease	$50,000	$—

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

Note 3 — Inventories

The components of inventories are summarized as follows:

	January 31, 2011	April 30, 2010
Raw materials	$810,000	$761,000
Work in process	240,000	256,000
Finished goods	471,000	203,000
	$1,521,000	$1,220,000

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

Restricted stock activity for each nine month period through January 31 is summarized as follows:

	2011		2010
	Restricted Shares Under Option	Weighted Average Grant Price	Restricted Shares Under Option	Weighted Average Grant Price
Outstanding at May 1	607,350	$0.405	434,910	$0.500
Granted	—	—	250,000	0.270
Vested	—	—	(34,160)	0.500
Forfeited	(44,450)	0.500	(43,400)	0.500
Outstanding at January 31	562,900	$0.397	607,350	$0.405

Note 7 — Stockholders’ Equity

The components of stockholders’ equity are summarized as follows:

	January 31, 2011	April 30, 2010
Common stock, at par value	$60,000	$60,000
Capital in excess of par value	12,514,000	12,471,000
Accumulated deficit	(10,365,000)	(10,500,000)
	2,209,000	2,031,000
Less treasury stock, at cost	19,000	19,000
	$2,190,000	$2,012,000

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

The basic earnings per common share were computed as follows:

Year-to-Date EPS Calculations

	2011	2010
Net earnings (loss)	$136,000	$(250,000)
Amounts allocated to participating securities (nonvested restricted shares)	(14,000)	—
Net income (loss) attributable to common shareholders	$122,000	$(250,000)
Basic weighted average common shares	5,303,587	5,235,551
Earnings per share attributable to common shareholders:
Basic earnings (loss) per share	0.02	(0.05)

Quarterly EPS Calculations

	2011	2010
Net earnings (loss)	$(489,000)	$(126,000)
Amounts allocated to participating securities (nonvested restricted shares)	—	—
Net income (loss) attributable to common shareholders	$(489,000)	$(126,000)
Basic weighted average common shares	5,290,381	5,243,472
Earnings per share attributable to common shareholders:
Basic earnings (loss) per share	(0.09)	(0.02)

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

	SARs Under	Exercise	Fair Value	%	Aggregate Vested	Aggregate Intrinsic
Grant Date	Option	Price	Price	Vested	Fair Value	Value
October 1, 2004	60,000	$0.350	. 711	100%	$43,000	$32,000
May 1, 2005	30,000	$0.302	0.723	100%	$22,000	$17,000
May 1, 2006	30,000	$0.695	0.639	100%	$19,000	$6,000
May 1, 2007	30,000	$0.500	0.677	100%	$20,000	$11,000
May 1, 2008	30,000	$0.550	0.666	67%	$14,000	$10,000
May 1, 2009	30,000	$0.208	0.751	33%	$7,000	$20,000
May 1, 2010	30,000	$0.300	0.724	—%	$—	$17,000

The vested portion represents 180,000 SARs.  As of January 31, 2011, the total aggregate intrinsic value of these exercisable SARs was $117,000.

SARs transactions for the nine month periods ended January 31, 2011 and 2010 are summarized as follows:

	2011		2010
	SARs Under Option	Weighted Average Grant Price	SARs Under Option	Weighted Average Grant Price
Outstanding at May 1	240,000	$0.418	200,000	$0.460
Granted	40,000	$0.300	40,000	$0.208
Exercised	(20,000)	0.425	—	—
Forfeited	(20,000)	0.310	—	—
Outstanding at October 31	240,000	$0.407	240,000	$0.418

SARs exercisable at end of period	180,000	$0.439	160,000	$0.444
Weighted average fair value of SARs granted during the period		$0.724		$0.190

The following information applies to SARs outstanding for each for the nine month periods ended January 31, 2011 and 2010:

	2011	2010
Number outstanding	240,000	240,000
Range of grant prices	$.208 - $.695	$.208 - $.695
Weighted average grant price	$0.407	$0.418
Weighted average remaining contractual life	5.97 yrs.	6.73 yrs.

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

	January 31, 2011	April 30, 2010
2010 contract	$287,000	$978,000
2011 contract	924,000	—
	$1,211,000	$978,000

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

Note 13 — Restatement of Consolidated Condensed Financial Statements

On July 22, 2011, Torotel filed a current report on Form 8-K (the "Form 8-K") stating that the consolidated condensed financial statements in its Form 10-Q for the quarterly period ended January 31, 2011 should no longer be relied upon following management's completion of an evaluation of the costing of its inventory. As a result, Torotel's consolidated balance sheet as of January 31, 2011, consolidated statement of operations for the three and nine months ended January 31, 2011, and consolidated statement of cash flows for the nine months ended January 31, 2011 have been restated within this Form 10-Q/A to correct these consolidated financial statements.

As disclosed in the Form 8-K, a new enterprise resource planning system (the “ERP system") was implemented on November 1, 2010. After recognizing irregularities in certain inventory cost calculations connected to the ERP system, management initiated an evaluation of the costing of inventory. As a result, management determined that the ERP system incorrectly calculated the average unit cost on several raw material inventory items as of January 31, 2011. In addition, management reviewed revenue and accounts payable and found some irregularities in those areas resulting from the ERP system. Management discussed this matter with the Company's independent registered accounting firm and with the Audit Committee, and determined that the Company's previously issued condensed consolidated financial statements contained in the Company's Form 10-Q for the quarterly period ended January 31, 2011 should be restated to accurately reflect the value of inventory, revenue and accounts payable.

The restatement did not have any effect on the consolidated financial statements contained in our annual report on Form 10-K for the fiscal year ended April 30, 2011, which was filed with the Securities and Exchange Commission on July 29, 2011.

The effects of the restatement on the consolidated condensed balance sheet as of January 31, 2011 are summarized in the following table:

	As of January 31, 2011
	Previously Reported	Adjustments	Restated

Trade receivables, net	822,000	10,000	832,000
Inventories, net	1,636,000	(115,000)	1,521,000
Current assets	3,924,000	(105,000)	3,819,000
Total assets	$5,358,000	$(105,000)	$5,253,000

Trade accounts payable, net	519,000	27,000	492,000
Current liabilities	2,159,000	27,000	2,132,000
Stockholders' equity	2,268,000	(78,000)	2,190,000
Total liabilities and stockholders' equity	$5,358,000	$(105,000)	$5,253,000

The effects of the restatement on the consolidated statements of operations for third quarter 2011 and year-to-date 2011 are summarized in the following table:

	Nine Months Ended January 31, 2011
	Previously Reported	Adjustments	Restated

Net sales	$7,525,000	$10,000	$7,535,000
Cost of goods sold	5,106,000	(88,000)	5,194,000
Gross profit	2,419,000	(78,000)	2,341,000
Earnings from operations	243,000	(78,000)	165,000
Eanrings before provision for income taxes	214,000	(78,000)	136,000
Net earnings	214,000	(78,000)	136,000
Basic earnings per share	$0.04	$(0.02)	$0.02

	Three Months Ended January 31, 2011
	Previously Reported	Adjustments	Restated

Net sales	$2,033,000	$10,000	$2,043,000
Cost of goods sold	1,539,000	(88,000)	1,627,000
Gross profit	494,000	(78,000)	416,000
Earnings from operations	(399,000)	(78,000)	(477,000)
Eanrings before provision for income taxes	(411,000)	(78,000)	(489,000)
Net earnings	(411,000)	(78,000)	(489,000)
Basic earnings per share	$(0.08)	$(0.01)	$(0.09)

The effects of the restatement on the consolidated statement of cash flows for year-to-date 2011 is summarized in the following table:

	Nine Months Ended January 31, 2011
	Previously Reported	Adjustments	Restated

Net earnings	$214,000	$(78,000)	$136,000

Increase (decrease) in cash flows from operations resulting from changes in:
Trade receivables	98,000	(10,000)	88,000
Inventories	(416,000)	115,000	(301,000)
Trade accounts payable	$208,000	$(27,000)	$181,000

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

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the restatement of the consolidated statements of operations for the three months and nine months periods ended January 31, 2011, the consolidated statement of cash flows for the nine month period ended January 31, 2011 and the consolidated condensed balance sheet as of January 31, 2011. For a more detailed description of the restatement, see Note 13 – Restatement of Consolidated Condensed Financial Statements.

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

Nine Months Ended January 31, 2011 Compared With Nine Months Ended January 31, 2010

For the reasons discussed below, the consolidated pretax earnings increased from a loss of $250,000 to a profit of $136,000.  The pretax loss of Torotel increased from $294,000 to $349,000.  The pretax earnings of Torotel Products increased from $36,000 to $458,000.  The pretax earnings of Electronika increased from $8,000 to $27,000.

Consolidated net sales increased 56%.  The net sales of Torotel Products increased 55% from $4,831,000 to $7,490,000.  This increase was attributable to the higher demand for magnetic components and potted coil assemblies.  The net sales of Electronika increased 246% from $13,000 to $45,000, which is consistent with the sales volume expected from Electronika until the expiration of the Manufacturing Agreement in 2012.

Consolidated gross profit as a percentage of net sales decreased nearly 3%.  The gross profit percentage of Torotel Products decreased nearly 3% due to higher material costs associated with the product mix, higher production overhead costs due to additional personnel and the leased facility for the injection molded products.  Electronika’s gross profit as a percentage of net sales remained unchanged.

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

Consolidated net sales increased 32%.  The net sales of Torotel Products increased 31% from $1,542,000 to $2,024,000.  This increase was attributable to higher demand for magnetic components and electro-mechanical assemblies.  The net sales of Electronika increased from $8,000 to $19,000, which is consistent with the sales volume we expect from Electronika until the expiration of the Manufacturing Agreement.

Consolidated gross profit as a percentage of net sales decreased 11%.  The gross profit percentage of Torotel Products decreased nearly 11% primarily because of higher material costs associated with the product mix, and higher production overhead costs due to additional personnel and the leased facility for the injection molded products.  Electronika’s gross profit as a percentage of net sales remained unchanged.

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

Return on Capital Employed (“ROCE”) is the primary benchmark used by management to evaluate Torotel’s performance. ROCE measures how effectively and efficiently net operating assets (NOA) are used to generate income before interest and taxes (EBIT). For these purposes, NOA, or Capital Employed, is defined as “accounts receivable + inventory + net fixed assets + miscellaneous operating assets - accounts payable - miscellaneous operating liabilities”. The performance of Torotel’s management and the majority of its decisions will be measured by whether Torotel’s ROCE improves. For the fiscal years ended April 30, 2008, 2009 and 2010, Torotel’s ROCE was 12.25%, 18.19% and 1.13%, respectively.  The ROCE for the 12-month trailing period ended January 31, 2011 was 21.80%.  This increase in ROCE is largely attributable to higher earnings and the effect of customer deposits on NOA.

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

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Torotel’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Torotel’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Based on such evaluation, these officers have concluded that, due to the existence of a material weakness in internal control over financial reporting related to the enterprise resource planning system, Torotel’s disclosure controls and procedures were not effective as of January 31, 2011.

For additional information regarding the restatements of certain of Torotel’s historical financial results and the material weakness identified by management, see Note 13 to the Notes to Condensed Consolidated Financial Statements, and “Item 9A. Controls and Procedures” in the company’s Annual Report on Form 10-K for the year ended April 30, 2011.

Changes in Internal Control

There were no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatements had not yet been identified by us. However, as a result of our identification of the issue that led to the restatements and the related reassessment of internal control over financial reporting, we have begun to implement certain remediation steps to address the material weakness and to improve internal control over financial reporting.

Specifically, the following are being implemented:

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

Torotel, Inc.
(Registrant)

August 15, 2011	/s/ Dale H. Sizemore, Jr.
Date	Dale H. Sizemore, Jr.
Chief Executive Officer

August 15, 2011	/s/ H. James Serrone
Date	H. James Serrone.
Chief Financial Officer