Form 10-Q
period 2011-07-31
TOROTEL INC
filed 2011-09-14
CIK 98752

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

or

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

As of September 12, 2011, there were 5,828,650 shares of Common Stock, $.01 par value, outstanding.

TOROTEL, INC. AND SUBSIDIARIES

PART I.         FINANCIAL INFORMATION

Item 1.           Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited) As of July 31, 2011	As of April 30, 2011
ASSETS

Current assets:
Cash	$638,000	$490,000
Trade receivables, net	1,293,000	2,208,000
Inventories, net	1,333,000	1,401,000
Prepaid expenses and other current assets	87,000	55,000
Deferred income taxes	130,000	250,000
	3,481,000	4,404,000

Property, plant and equipment, net	1,380,000	1,339,000

Deferred income taxes	478,000	358,000
Other assets	66,000	21,000

	$5,405,000	$6,122,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$139,000	$125,000
Trade accounts payable	495,000	630,000
Accrued liabilities	244,000	336,000
Accrued income taxes	—	8,000
Customer deposits	593,000	826,000
	1,471,000	1,925,000

Long-term debt, less current maturities	892,000	899,000

Stockholders’ equity	3,042,000	3,298,000

	$5,405,000	$6,122,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	July 31,	July 31,
	2011	2010
Net sales	$2,548,000	$2,494,000
Cost of goods sold	1,908,000	1,597,000

Gross profit	640,000	897,000

Operating expenses:
Engineering	166,000	69,000
Selling, general and administrative	721,000	606,000
	887,000	675,000
Earnings (loss) from operations	(247,000)	222,000

Other expense (income):
Interest expense	12,000	10,000
Interest income	—	(3,000)
	12,000	7,000

Earnings (loss) before provision for income taxes	(259,000)	215,000

Provision for income taxes	—	—

Net earnings (loss)	$(259,000)	$215,000

Basic earnings (loss) per share	$(0.05)	$0.04

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	July 31,	July 31,
	2011	2010
Cash flows from operating activities:
Net earnings (loss)	$(259,000)	$215,000
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Stock compensation earned	3,000	12,000
Depreciation	71,000	31,000
Change in value of stock appreciation rights	(11,000)	7,000
Increase (decrease) in cash flows from operations resulting from changes in:
Trade receivables	915,000	(326,000)
Inventories	68,000	(56,000)
Prepaid expenses and other assets	(77,000)	(66,000)
Trade accounts payable	(135,000)	294,000
Accrued liabilities	(81,000)	(110,000)
Customer deposits	(233,000)	(255,000)
Income taxes payable	(8,000)	—

Net cash provided by (used in) operating activities	253,000	(254,000)

Cash flows from investing activities:
Capital expenditures	(72,000)	(47,000)

Net cash used in investing activities	(72,000)	(47,000)

Cash flows from financing activities:
Principal payments on long-term debt	(25,000)	(19,000)
Payments on capital lease obligations	(8,000)	(6,000)

Net cash provided by (used in) financing activities	(33,000)	(25,000)

Net increase (decrease) in cash	148,000	(326,000)
Cash, beginning of period	490,000	1,030,000

Cash, end of period	$638,000	$704,000

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for interest	$12,000	$10,000
Cash paid during the period for income taxes	$8,000	$—

Non-cash investing and financing activities:
Capital expenditure	$(41,000)	$(13,000)
Proceeds from capital lease	$41,000	$13,000

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 1 — Basis of Presentation

The consolidated condensed balance sheet as of April 30, 2011, which has been derived from audited financial statements, is accompanied by the unaudited interim consolidated condensed financial statements, which reflect the normal recurring adjustments that in the opinion of management are necessary to present fairly Torotel’s consolidated financial position at July 31, 2011, and the consolidated results of operations for the three months ended July 31, 2011.

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

The financial statements contained herein should be read in conjunction with Torotel’s consolidated financial statements and related notes filed on Form 10-K for the year ended April 30, 2011.

Note 2 — Nature of Operations

Torotel, Inc. (“Torotel”) conducts business primarily through three wholly owned subsidiaries, Torotel Products, Inc. (“Torotel Products”), Torotel Manufacturing Corp. (“TMC”), and Electronika, Inc. (“Electronika”).  TMC provides manufacturing services to Torotel Products.  Torotel specializes in the custom design and manufacture of a wide variety of precision magnetic components, consisting of transformers, inductors, reactors, chokes and toroidal coils, for use in commercial, industrial and military electronics.  Torotel also designs and distributes ballast transformers for the airline industry.  Approximately 98% of Torotel’s sales during the first three months of fiscal 2011 have been derived from domestic customers.

Note 3 — Inventories

The components of inventories are summarized as follows:

	July 31, 2011	April 30, 2011
Raw materials	$900,000	$983,000
Work in process	324,000	300,000
Finished goods	109,000	118,000
	$1,333,000	$1,401,000

Note 4 — Income Taxes

For the three months ended July 31, 2011 and July 31, 2010, the effective tax rate was 0% and 0%, respectively.  The effective tax rate for the three months ended July 31, 2011 and 2010 differs from our estimated statutory rate of 38% primarily due to income or loss from operations, depreciation and amortization differences, permanent tax adjustments, and a valuation allowance against the Company's deferred income tax assets. Torotel believes that the current net deferred income tax asset, as well as the allocation between current and non-current assets, remains appropriate as of July 31, 2011.

As of July 31, 2011, the federal tax returns for the fiscal years ended 2007 through 2011 will remain open to audit until the statute of limitations closes for the years in which the net operating losses are utilized.  Torotel would recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.  As of July 31, 2011, Torotel recorded no accrued interest or penalties related to uncertain tax positions.  Management expects no significant change in the amount of unrecognized tax benefit, accrued interest or penalties within the next twelve months.

Note 5 — Financing Agreements

The revolving line of credit, to be used for working capital purposes, has a capacity of $500,000 with a 12-month term that is renewable annually.  The borrowing base of this facility is limited to 75% of eligible receivables.  The associated interest rate is equal to the greater of the floating Commerce Bank Prime Rate (currently 3.25 percent) or a floor of 4 percent.  Monthly repayments of interest only are required with the principal due at maturity.  This facility is cross collateralized and cross defaulted with all other facilities and is secured by a first lien on all business assets of Torotel Products.  As of July 31, 2011, the entire credit line was available and we anticipate renewal of the credit line on similar terms.

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

Torotel has Restricted Stock Agreements dated August 7, 2007, with eight key employees pursuant to the Stock Award Plan ("SAP"). The SAP provides key employees the opportunity to acquire newly issued common stock of Torotel pursuant to awards earned for accomplishing goals that promote the long-term financial performance of Torotel. Under the terms of the SAP, which was filed as Exhibit 10.9 of Form 10-KSB for the fiscal year ended April 30, 2007, the restricted stock awards have a 5-year restriction period, which shall lapse based on certain conditions as outlined in the SAP. As of July 31, 2011, the aggregate amount of the existing restricted stock awards was 312,900 shares. These were newly issued shares from the number of authorized shares remaining to be issued. Stock compensation cost of $8,000 for the existing restricted stock awards, net of an appropriate pre-vesting forfeiture rate, will be recorded per quarter during the remaining five-year vesting period provided the financial performance metrics as outlined in the Restricted Stock Agreement are likely to be attained. However, due to the uncertainty of the outcome of financial performance metrics as outlined in the Restricted Stock Agreement, Torotel has stopped amortizing the stock compensation cost associated with the restricted stock awarded on August 7, 2007 until more information becomes available. As of the date of this filing, Torotel anticipates that the likelihood of the vesting of the restricted stock issued under the August 7, 2007 Restricted Stock Agreement is more than remote but less than probable.

On September 2, 2009, Torotel entered into Restricted Stock Agreements with two key employees (Messrs. Sizemore and Serrone) pursuant to the SAP. The aggregate amount of the restricted stock awards was 250,000 shares of common stock, $.01 par value per share. These shares were transferred from treasury shares. Based on the market price of $0.27 for Torotel's common stock as of September 2, 2009, the fair value of the restricted stock at the date of award was $67,500. Stock compensation cost of $3,000, net of an appropriate pre-vesting forfeiture rate, will be recorded per quarter during the five-year vesting period provided the financial performance metrics as outlined in the Restricted Stock Agreement are likely to be attained.

Total stock compensation cost for all Restricted Stock Agreements for the three months ended July 31, 2011 and 2010 was $3,000 and $12,000, respectively.

Restricted stock activity for the three month periods ended July 31 is summarized as follows:

	2011		2010
	Restricted Shares Under Option	Weighted Average Grant Price	Restricted Shares Under Option	Weighted Average Grant Price
Outstanding at May 1	562,900	$0.398	607,350	$0.405
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Outstanding at July 31	562,900	$0.398	607,350	$0.405

Note 7 — Stockholders’ Equity

The components of stockholders’ equity are summarized as follows:

	July 31, 2011	April 30, 2011
Common stock, at par value	$60,000	$60,000
Capital in excess of par value	12,709,000	12,623,000
Accumulated deficit	(9,708,000)	(9,366,000)
	3,061,000	3,317,000
Less treasury stock, at cost	19,000	19,000
	$3,042,000	$3,298,000

Torotel has 6,000,000 shares of common stock, $.01 par value, authorized and 5,828,650 shares issued and outstanding.  The changes in shares of common stock outstanding as of July 31 of each period are summarized as follows:

	2011	2010
Balance, May 1	5,828,650	5,873,100
Restricted stock activity	—	—
Treasury stock activity	—	—

Balance, July 31	5,828,650	5,873,100

Note 8 — Earnings Per Share

Basic earnings per share is computed using the two-class method. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Per share amounts are computed by dividing net income attributable to common shareholders by the weighted average shares outstanding during each period.

The basic earnings per common share were computed as follows:

Year-to-Date EPS Calculations

	2011	2010
Net earnings (loss)	$(259,000)	$215,000
Amounts allocated to participating securities (nonvested restricted shares)	—	(22,000)
Net income (loss) attributable to common shareholders	$(259,000)	$193,000
Basic weighted average common shares	5,265,750	5,265,750
Earnings per share attributable to common shareholders:
Basic earnings (loss) per share	$(0.05)	$0.04

ASC 260, Earnings per Share, provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be participating securities and must be included in the computation of earnings per share pursuant to the two-class method.  Diluted earnings per share is not presented as Torotel does not have any shares considered incremental and dilutive. For the year-to-date 2011 earnings per share calculation, the participating securities identified above do not contain contractual obligations to participate in the losses of Torotel and are not classified using the two-class method.

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

Compensation expense is recognized over the vesting period based upon the estimated fair value of the SARs pursuant to the terms of the Plan using the Black-Scholes options-pricing model as of the end of each financial reporting period.  As of July 31, 2011, the fair value of the SARs was determined using the following assumptions: no dividend payments over the life of the SARs since Torotel has not issued any form of dividend since 1985; an expected volatility of 134.74% based on Torotel’s historical volatility using the weekly closing price over the past three years; a ten day average market price of $0.430; a risk-free interest rate of 1.54%; and an expected life of three years based on the length of service estimated to be served.  As of July 31, 2010, the fair value of the SARs was determined using the following assumptions: no dividend payments over the life of the SARs since Torotel has not issued any form of dividend since 1985; an expected volatility of 103.11% based on Torotel’s historical volatility using the weekly closing price over the past three years; a ten day average market price of $0.280; a risk-free interest rate of 1.80%; and an expected life of three years based on the length of service estimated to be served.   Based on these assumptions, the fair value prices per share of the outstanding SARs as of July 31, 2011, are summarized as follows:

	SARs Under	Exercise	Fair Value	%	Aggregate Vested	Aggregate Intrinsic
Grant Date	Option	Price	Price	Vested	Fair Value	Value
October 1, 2004	60,000	$0.350	$0.336	100%	$20,000	$13,000
May 1, 2005	30,000	$0.302	$0.343	100%	$10,000	$8,000
May 1, 2006	30,000	$0.695	$0.298	100%	$9,000	$—
May 1, 2007	30,000	$0.500	$0.318	100%	$10,000	$2,000
May 1, 2008	30,000	$0.550	$0.313	100%	$10,000	$—
May 1, 2009	30,000	$0.208	$0.358	67%	$7,000	$11,000
May 1, 2010	30,000	$0.300	$0.343	33%	$3,000	$8,000
May 1, 2011	30,000	$0.560	$0.312	—	$—	$—
June 3, 2011	10,000	$0.550	$0.313	—	$—	$—

The vested portion represents 210,000 SARs.  As of July 31, 2011, the total aggregate intrinsic value of these exercisable SARs was $42,000.

SARs transactions for the three month periods ended July 31, 2011 and 2010 are summarized as follows:

	2011		2010
	SARs Under Option	Weighted Average Grant Price	SARs Under Option	Weighted Average Grant Price
Outstanding at May 1	240,000	$0.407	240,000	$0.418
Granted	40,000	$0.558	40,000	$0.300
Exercised	—	$—	—	$—
Forfeited	—	$—	—	$—
Outstanding at July 31	280,000	$0.428	280,000	$0.401

SARs exercisable at end of period	210,000	$0.426	200,000	$0.438
Weighted average fair value of SARs granted during the period		$0.313		$0.191

The following information applies to SARs outstanding for each of the three month periods ended July 31, 2011 and 2010:

	2011	2010
Number outstanding	280,000	280,000
Range of grant prices	$0.208 - $0.695	$0.208 - $0.695
Weighted average grant price	$0.428	$0.401
Weighted average remaining contractual life	6.04 yrs.	6.74 yrs.

Total compensation expense for the outstanding SARs for the three months ended July 31, 2011 and 2010 was a benefit of $11,000 and an expense of $7,000, respectively.  As of July 31, 2011, there was $23,000 of total unrecognized compensation expense related to non-vested SARs granted under the Plan.  That cost is expected to be recognized over a weighted average period of 2.23 years.  The liability for SARs on the consolidated condensed balance sheets as of July 31, 2011 and April 30, 2011 was $69,000 and $80,000, respectively.

Note 10 — Customer Deposits

Torotel currently has one contract for the potted coil assembly that provide for milestone payments by the customer prior to the commencement of product deliveries. These payments are used to procure raw materials and to maintain a 500-piece finished goods buffer as requested by the customer.  These milestone payments are applied as discounts to invoices ratably over the course of the contract as product is delivered. In accordance with our revenue recognition policy, Torotel recognizes revenue on this contract upon shipment of the product.  The remaining liability associated with the milestone payments as of dates shown  is summarized as follows:

	July 31, 2011	April 30, 2011
2011 contract	$593,000	$826,000
	$593,000	$826,000

This net amount is reflected as Customer Deposits under current liabilities in the accompanying consolidated condensed balance sheets.

Note 11 — Concentrations of Credit Risk

Financial instruments that potentially subject Torotel to concentrations of credit risk consist principally of cash and accounts receivable.  Torotel grants unsecured credit to most of its customers.  Management does not believe that it is exposed to any extraordinary credit risk as a result of this policy.  At various times, and at July 31, 2011, cash balances exceeded federally insured limits.  Torotel has not experienced any losses in the cash accounts and management does not believe Torotel is exposed to any significant credit risk with respect to its cash.

Note 12 — Out of Period Adjustment

During the first quarter of fiscal year 2012, we discovered errors in our restricted stock accounting that affect fiscal years 2008 to 2011. We incorrectly applied guidance contained in ASC 718 Compensation -Stock Compensation related to the reversal of previously amortized compensation expense at the time of forfeiture (due to employee termination). We also did not apply a pre-vesting forfeiture rate to our stock compensation amortization expense. These errors resulted in an understatement of our net income or overstatement of our net loss in fiscal years 2008, 2009, 2010, and 2011 for a total of $99,000 as detailed below.
We assessed the materiality of this error on our consolidated financial statements for the years ended April 30, 2008, 2009, 2010 and 2011 in accordance with SEC Staff Accounting Bulletin ("SAB") No. 99, Materiality and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"), using both the roll-over method and iron-curtain method as defined in SAB 108. Under SAB 108, prior-year misstatements which, if corrected in the current year would be material to the current year, must be corrected by adjusting prior year consolidated financial statements, even though such correction previously was and continues to be immaterial to the prior-year consolidated financial statements. Correcting prior-year consolidated financial statements for such “immaterial errors” does not require our previously filed reports to be amended, but rather these corrections will be made the next time we file the prior-year consolidated financial statements.
The following is a reconciliation between previously reported amounts for net earnings (or loss) and basic earnings (or loss) per share and restated amounts for the periods described above. We have debited paid in capital and credited stock compensation expense for the amounts detailed in the table below.

Fiscal Year Ended April 30,	2008	2009	2010	2011

Net earnings (loss)
As reported	$165,000	$303,000	$(27,000)	$1,233,000
Adjustments	39,000	14,000	23,000	23,000
Restated	$204,000	$317,000	$(4,000)	$1,256,000

Basic earnings (loss) per share
As reported	$0.03	$0.06	$(0.01)	$0.21
Adjustments	0.01	—	0.01	—
Restated	$0.04	$0.06	$—	$0.21

Forward-Looking Information

This report, as well as our other reports filed with or furnished to the Securities and Exchange Commission ("SEC"), contains forward-looking statements made pursuant to the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. The words "believe," "estimate," "anticipate," "project," "intend," "expect," "plan," "outlook," "forecast," "may," "will," "should," "continue," "predict" and similar expressions are intended to identify forward-looking statements. This report contains forward-looking statements regarding, among other topics, our expected financial position, results of operations, cash flows, strategy, budgets and management's plans and objectives. Accordingly, these forward-looking statements are based on assumptions about a number of important factors. While we believe that our assumptions about such factors are reasonable, such factors involve risks and uncertainties that could cause actual results to be different from what appear here. These risk factors include,without limitation:

•	economic and legislative factors that could impact defense spending;

•	our relatively concentrated customer base;

•	risks in fulfilling military subcontracts;

•	our ability to finance operations;

•	continued production of the Hellfire II missile system for which we supply parts;

•	the ability to adequately pass through to customers unanticipated future increases in raw material and labor costs;

•	decreased demand for products;

•	delays in developing new products;

•	markets for new products and the cost of developing new markets;

•	expected orders that do not occur;

•	loss of key customers;

•	our ability to satisfy our debt covenant requirements;

•	our ability to generate sufficient taxable income to realize the amount of our deferred tax assets;

•	the impact of competition and price erosion as well as supply and manufacturing constraints; and

•	other risks and uncertainties.

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

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Torotel, Inc. ("Torotel") conducts business primarily through its wholly owned subsidiary, Torotel Products, Inc. ("Torotel Products"), but it also operates another wholly owned subsidiary Electronika, Inc. ("Electronika"). Another subsidiary, Torotel Manufacturing Corporation ("TMC"), provides manufacturing services to Torotel Products.

Torotel Products specializes in the custom design and manufacture of a wide variety of precision magnetic components, injection molded transformers and electro-mechanical assemblies for use in military, aerospace and industrial electronic applications. These products are used to modify and control electrical voltages and currents in electronic devices. Torotel Products sells these products to original equipment manufacturers, which use them in applications such as:

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

The industry mix of Torotel Products’ net sales for the first three months in fiscal 2012 was 55% defense, 25% industrial, and 20% aerospace compared to 62% defense, 18% industrial and 20% aerospace for the same period in fiscal year 2011.

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

Electronika’s requirements for ballast transformers are outsourced pursuant to a Manufacturing Agreement with Magnetika, Inc. (“Magnetika”), a corporation owned by the Caloyeras family, which presently owns approximately 44% of the common shares of Torotel. Under the terms of the agreement, Magnetika provides all necessary raw material, labor, testing, packaging and related services required to complete the manufacture, delivery and sale of the ballast transformers, and Electronika is obligated to order all of its ballast transformer requirements exclusively from Magnetika. Electronika retains ownership of all designs, drawings, specifications and intellectual property rights associated with the ballast transformers. In exchange for the services provided to Electronika under the Manufacturing Agreement, Magnetika receives 40 percent of the net sales price of all ballast transformers sold by Electronika. The Manufacturing Agreement continues in effect until April 1, 2012. In the three months ended July 31, 2011, Electronika incurred costs of $1,000 for goods purchased on trade terms of net 20 days pursuant to the Manufacturing Agreement. Of the amount purchased, $1,000 was due and payable as of July 31, 2011.

Business and Industry Considerations

Defense Markets

During the first quarter of fiscal years 2012 and 2011, approximately 55% and 62%, respectively, of our consolidated revenues were derived from contracts with subcontractors of the U.S. Department of Defense ("DoD"). As a result, our financial results in any period could be impacted substantially by spending cuts in the DoD budget and the funds appropriated for certain military programs.

Notwithstanding the uncertainty associated with the DoD budget, we believe our overall defense business outlook remains favorable due to the present demand for the potted coil assembly for the Hellfire II missile system. In September 2010, Torotel was awarded a contract in excess of $5.4 million for the potted coil assembly. Most of the shipments for this contract will be made in fiscal year 2012. In addition, we anticipate another contract to be awarded later in calendar year 2011 (during fiscal year 2012) with deliveries scheduled to begin in late fiscal year 2012 or early fiscal year 2013.

Aerospace and Industrial Markets
We also provide magnetic components, injection molded products and electro-mechanical assemblies for a variety of applications in the aerospace and industrial markets. The significant growth factors for these markets include demand for Boeing commercial aircraft (including the Boeing 787), increases in airport modernization projects (for our runway lighting products), down-hole drilling applications, and general demand for electronic components.
We continue to believe that near-term demand for aerospace and industrial products will remain consistent with current demand. We also believe that the long-term outlook remains positive because of the nature of the customers' applications for these products; however, the fragile economic recovery and the inventory of Boeing 787's in partially completed stages will likely hinder any near-term increase in demand.
New Opportunities and Earnings Outlook
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
During the second half of fiscal year 2011, we increased our investment in engineering, sales and marketing personnel to assist in our pursuit of new revenue opportunities in high voltage transformers, motor windings and other products associated with the defense, aerospace and industrial markets. While several new product opportunities are in the prototyping stage, our current revenue level is insufficient to generate earnings. With no significant change anticipated in our new order rate or in the shippable backlog in the second quarter, we implemented headcount reductions and other spending cuts late in the first quarter. While corporate related costs will be lower for the balance of the year, further reductions are being evaluated in the second quarter. As a result, we anticipate an improved earnings performance over the next few quarters.
As of July 31, 2011, the consolidated order backlog was nearly $6.0 million. This amount is comprised of $4.0 million for the potted coil assembly, $1.6 million in magnetic components, and $400,000 for electro-mechanical assemblies and injection molded products.

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

This discussion and analysis of the results of operations include the operations of Torotel, Inc. and its subsidiaries, Torotel Products, Inc., Torotel Manufacturing Corp., and Electronika, Inc.  While each company’s results are included separately in the following discussion, segment reporting is not applicable because the products offered are similar in form and function, and target similar markets.

Three Months Ended July 31, 2011 Compared With Three Months Ended July 31, 2010

Net Sales

Three months ended July 31,	2011	2010
Torotel Products:
Magnetic components	$1,122,000	$1,378,000
Potted coil assembly	1,239,000	1,050,000
Electro-mechanical assemblies	125,000	57,000
Injection molded products	59,000	—
Total Torotel Products	2,545,000	2,485,000
Electronika	3,000	9,000
Total consolidated net sales	$2,548,000	$2,494,000

Consolidated net sales increased nearly 2%. The net sales of Torotel Products increased 2% due to higher demand for the potted coil assembly and electro-mechanical assemblies. Additional sales were generated from the injection molded products for airport lighting which went into production in the third quarter of fiscal year 2011. These increases were offset by lower demand for magnetic components due to lower sales for components of a missile system as well as the conclusion of a long-term commercial contract. The net sales of Electronika decreased from $9,000 to $3,000, which is consistent with the sales volume we expect from Electronika until the expiration of the Manufacturing Agreement.

Gross Profit

Three months ended July 31,	2011	2010
Torotel Products:
Gross profit	$638,000	$892,000
Gross profit % of net sales	25%	36%
Electronika:
Gross profit	$2,000	$5,000
Gross profit % of net sales	60%	60%
Consolidated:
Gross profit	$640,000	$897,000
Gross profit % of net sales	25%	36%

Consolidated gross profit as a percentage of net sales decreased by 11%. The gross profit percentage of Torotel Products decreased 11% due to higher material costs associated with the product mix, higher fixed costs due to the leased facility for manufacturing the injection molded products and the electro-mechanical assemblies, and higher costs for fringe benefits such as group health insurance. These higher costs as a percentage of sales were offset partially by a lower direct labor content associated with the product mix. The gross profit percentage of Electronika remained unchanged as it is fixed by the Manufacturing Agreement with Magnetika, Inc.

Operating Expenses

Three months ended July 31,	2011	2010
Engineering	$166,000	$69,000
Selling, general and administrative	721,000	606,000
Total	$887,000	$675,000

Engineering expenses increased nearly 140%, or $97,000. This increase was primarily due to a $100,000 increase in payroll costs, as well as higher costs for fringe benefits such as group health insurance.

Selling, general and administrative expenses increased 19%, or $115,000. This increase primarily resulted from a $125,000 increase in payroll costs as well as higher costs for fringe benefits such as group health insurance, a $31,000 increase in accounting fees, a $25,000 increase in depreciation expenses, a $24,000 increase in customer discounts, a $19,000 increase in travel costs, and a $16,000 increase in computer services expense. This increase was partially offset by a $31,000 decrease in training costs, a $31,000 decrease in recruiting fees, a $30,000 decrease in professional fees, a $17,000 decrease in stock appreciation rights expense, a $9,000 decrease in stock compensation amortization expense, and a $7,000 decrease in operating supplies.

Earnings (Loss) from Operations

Three months ended July 31,	2011	2010
Torotel Products	$(133,000)	$358,000
Electronika	2,000	5,000
Torotel	(116,000)	(141,000)
Total	$(247,000)	$222,000

For the reasons discussed above, consolidated earnings from operations decreased by $469,000.

Other Earnings Items

Three months ended July 31,	2011	2010
Earnings (Loss) from operations	$(247,000)	$222,000
Interest expense	12,000	10,000
Interest income	—	(3,000)
Earnings (Loss) before income taxes	$(259,000)	$215,000
Provision (Benefit) for income taxes	—	—
Net earnings (loss)	$(259,000)	$215,000

Net interest expense increased by $5,000 due to a higher debt level and the interest income earned in 2010. No provision or benefit for income taxes was recognized in either period presented above.

Return on Capital Employed

Return on Capital Employed ("ROCE") is the primary benchmark used by management to evaluate Torotel's performance. ROCE measures how effectively and efficiently net operating assets ("NOA") are used to generate income before interest and taxes (EBIT). For these purposes, NOA, or Capital Employed, is defined as "accounts receivable + inventory + net fixed assets + miscellaneous operating assets - accounts payable - miscellaneous operating liabilities". The performance of Torotel's management and the majority of its decisions will be measured by whether Torotel's ROCE improves. For the fiscal years ended April 30, 2011 and 2010, Torotel's ROCE was 17.59% and 1.13%, respectively. The ROCE for the 12-month trailing period ended July 31, 2011 was 5.44%. This decrease in ROCE is primarily attributed to lower operating income generated in the first quarter of fiscal year 2012 as result of lower sales and higher fixed costs.

Liquidity and Capital Resources

As of July 31, 2011, Torotel had $638,000 in cash compared to $490,000 as of April 30, 2011 and $704,000 as of July 31, 2010. The factors contributing to the differences from period to period are discussed below.

The table below presents the summary of cash flow for the three month periods indicated through July 31.

	2011	2010
Net cash provided by (used in) operating activities	$253,000	$(254,000)
Net cash used in investing activities	$(72,000)	$(47,000)
Net cash used in financing activities	$(33,000)	$(25,000)

Operating Activities

Net cash provided by (used in) operating activities fluctuates between periods primarily as a result of differences in operating earnings, the timing of shipments and the collection of accounts receivable, changes in inventory, level of sales and payment of accounts payable.  We do not anticipate any significant changes in the amount of cash flow from operations in the near-term.

Investing Activities

The $72,000 of cash used in investing activities in the first three months of fiscal 2012 was the result of capital expenditures.  This amount included approximately $30,000 related to building improvements for the parking lot at Torotel's principal office.  We anticipate approximately $300,000 in additional capital expenditures during the remainder of fiscal 2012 primarily related to our investment in high voltage production equipment and a new enterprise resource planning system.

Financing Activities

The $33,000 of cash used in financing activities in the first three months of fiscal 2012 is the result of payments on long-term debt and capital lease obligations.

Capital Resources

We believe the projected cash flow from operations, combined with existing cash balances, will be sufficient to meet funding requirements for the foreseeable future.  Torotel has a $500,000 bank line of credit available, which we anticipate could be utilized to help fund any working capital requirements.

We believe that inflation will have only a minimal effect on future operations since such effects should be offset by sales price increases, which are not expected to have a significant effect upon demand.

Critical Accounting Policies

We discuss our critical accounting policies and estimates in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended April 30, 2011. We have made no significant change in our critical accounting policies since April 30, 2011.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Torotel’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Torotel’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that Torotel’s disclosure controls and procedures are ineffective.

Changes in Internal Control

Our enterprise resource planning system, which was implemented on November 1, 2010, processes all financial information for our business. Late in the fourth quarter of fiscal year 2011, we encountered irregularities related to the calculation of inventory costs. In an effort to identify the magnitude and scope of these irregularities, we undertook an extensive review of our inventory transactions as well as other transactional areas, including revenue and accounts payable. Based on our review, we believe that these errors were systematic in nature and not caused by our implementation or usage of the system. As a result of these errors, we filed an amended quarterly report on Form 10-Q/A for the period ended January 31, 2011 with the restated financial statements on August 15, 2011.

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

Other than measures implemented to remediate the material weakness, as described above, there have been no changes in our internal control over financial reporting or in other factors that have materially affected, or in our estimates are reasonably likely to materially affect our internal control over financial reporting during the period covered by this report.

PART II.   OTHER INFORMATION

Item 4.   [Removed and Reserved]

Item 6.   Exhibits

a)                                                        Exhibits

Exhibit 31.1	Officer Certification
Exhibit 31.2	Officer Certification
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Torotel, Inc.
(Registrant)

September 14, 2011	/s/ Dale H. Sizemore, Jr.
Date	Dale H. Sizemore, Jr.
Chief Executive Officer

September 14, 2011	/s/ H. James Serrone
Date	H. James Serrone.
Chief Financial Officer