Form 10-Q
period 2012-01-31
TOROTEL INC
filed 2012-03-14
CIK 98752

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

or

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

As of March 12, 2012, there were 5,515,750 shares of Common Stock, $.01 par value, outstanding.

TOROTEL, INC. AND SUBSIDIARIES

PART I.         FINANCIAL INFORMATION

Item 1.           Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited) As of January 31, 2012	As of April 30, 2011
ASSETS

Current assets:
Cash	$749,000	$490,000
Trade receivables, net	957,000	2,208,000
Inventories, net	1,262,000	1,401,000
Prepaid expenses and other current assets	82,000	55,000
Deferred income taxes	235,000	250,000
	3,285,000	4,404,000

Property, plant and equipment, net	1,575,000	1,339,000

Deferred income taxes	373,000	358,000
Other assets	35,000	21,000

	$5,268,000	$6,122,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$143,000	$125,000
Trade accounts payable	553,000	630,000
Accrued liabilities	309,000	336,000
Accrued income taxes	—	8,000
Customer deposits	354,000	826,000
	1,359,000	1,925,000

Long-term debt, less current maturities	821,000	899,000

Stockholders’ equity	3,088,000	3,298,000

	$5,268,000	$6,122,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,	January 31,	January 31,	January 31,
	2012	2011	2012	2011
Net sales	$2,826,000	$2,043,000	$8,085,000	$7,535,000
Cost of goods sold	2,024,000	1,627,000	5,773,000	5,194,000

Gross profit	802,000	416,000	2,312,000	2,341,000

Operating expenses:
Engineering	165,000	170,000	510,000	326,000
Selling, general and administrative	595,000	700,000	1,867,000	1,827,000
	760,000	870,000	2,377,000	2,153,000
Earnings (loss) from operations	42,000	(454,000)	(65,000)	188,000

Other expense (income):
Interest expense, net	12,000	12,000	36,000	29,000

Earnings (loss) before provision for income taxes	30,000	(466,000)	(101,000)	159,000

Provision for income taxes	—	—	—	—

Net earnings (loss)	$30,000	$(466,000)	$(101,000)	$159,000

Basic earnings (loss) per share	$0.01	$(0.09)	$(0.02)	$0.02

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	January 31,	January, 31
	2012	2011
Cash flows from operating activities:
Net earnings (loss)	$(101,000)	$159,000
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Stock compensation earned	(109,000)	20,000
Depreciation	226,000	133,000
Change in value of stock appreciation rights	(5,000)	97,000
Change in cash flows from operations resulting from changes in:
Trade receivables	1,251,000	88,000
Inventories	139,000	(301,000)
Prepaid expenses and other assets	(41,000)	(52,000)
Trade accounts payable	(77,000)	181,000
Accrued liabilities	(22,000)	(35,000)
Customer deposits	(472,000)	233,000
Income taxes payable	(8,000)	—

Net cash provided by operating activities	781,000	523,000

Cash flows from investing activities:
Capital expenditures	(421,000)	(541,000)

Net cash used in investing activities	(421,000)	(541,000)

Cash flows from financing activities:
Proceeds from long-term debt	—	1,025,000
Principal payments on long-term debt	(77,000)	(618,000)
Payments on capital lease obligations	(24,000)	(19,000)

Net cash provided by (used in) financing activities	(101,000)	388,000

Net increase in cash	259,000	370,000
Cash, beginning of period	490,000	1,030,000

Cash, end of period	$749,000	$1,400,000

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for interest	$36,000	$34,000
Cash paid during the period for income taxes	$8,000	$—

Non-cash investing and financing activities:
Capital expenditure	$(41,000)	$(50,000)
Proceeds from capital lease	$41,000	$50,000

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 1 — Basis of Presentation

The consolidated condensed balance sheet as of April 30, 2011, which has been derived from audited financial statements, is accompanied by the unaudited interim consolidated condensed financial statements, which reflect the normal recurring adjustments that in the opinion of management are necessary to present fairly Torotel’s consolidated financial position at January 31, 2012, and the consolidated results of operations for the three and nine months ended January 31, 2012, and January 31, 2011.

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

Note 2 — Nature of Operations

Torotel, Inc. (“Torotel”) conducts business primarily through three wholly owned subsidiaries, Torotel Products, Inc. (“Torotel Products”), Torotel Manufacturing Corp. (“TMC”), and Electronika, Inc. (“Electronika”).  TMC provides manufacturing services to Torotel Products.  Torotel specializes in the custom design and manufacture of a wide variety of precision magnetic components, consisting of transformers, inductors, reactors, chokes and toroidal coils, for use in commercial, industrial and military electronics.  Torotel also designs and distributes ballast transformers for the airline industry.  Approximately 98% of Torotel’s sales during the first nine months of fiscal 2012 have been derived from domestic customers.

Note 3 — Inventories

The components of inventories are summarized as follows:

	January 31, 2012	April 30, 2011
Raw materials	$764,000	$983,000
Work in process	348,000	300,000
Finished goods	150,000	118,000
	$1,262,000	$1,401,000

Note 4 — Income Taxes

The effective tax rate was 0% for both the three and nine months ended January 31, 2012 and January 31, 2011. This effective tax rate differs from our estimated federal statutory rate of 34% primarily due to state income taxes, permanent tax adjustments, and a valuation allowance against the Company's deferred income tax assets. Torotel believes that the current net deferred income tax asset, as well as the allocation between current and non-current assets, remains appropriate as of January 31, 2012.

As of January 31, 2012, the federal tax returns for the fiscal years ended 2007 through 2011 are open to audit until the statute of limitations closes for the years in which the net operating losses are utilized.  Torotel would recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.  As of January 31, 2012, Torotel recorded no accrued interest or penalties related to uncertain tax positions.  Management expects no significant change in the amount of unrecognized tax benefit, accrued interest or penalties within the next twelve months.

Note 5 — Financing Agreements

The revolving line of credit, with Commerce Bank, N.A. was renewed on September 27, 2011. The line of credit, which is available for working capital purposes, has a capacity of $500,000 with a 12-month term that is renewable annually.  The borrowing base of this facility is limited to 75% of eligible receivables.  The associated interest rate is equal to the greater of the floating Commerce Bank Prime Rate (currently 3.25%) or a floor of 4%.  Monthly repayments of interest only are required with the principal due at maturity.  This facility is cross collateralized and cross defaulted with all other facilities and is secured by a first lien on all business assets of Torotel Products.  As of January 31, 2012, the entire credit line was available.

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

The carrying amount of Torotel's debt approximates fair value based on the present value of estimated future cash flows using a discount rate commensurate with a borrowing rate available to Torotel.

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

Torotel executed Restricted Stock Agreements dated August 7, 2007, with eight key employees pursuant to the Stock Award Plan ("SAP"). The SAP provides key employees the opportunity to acquire newly issued common stock of Torotel pursuant to awards earned for accomplishing goals that promote the long-term financial performance of Torotel. Under the terms of the SAP, which was filed as Exhibit 10.9 of Form 10-KSB for the fiscal year ended April 30, 2007, the restricted stock awards have a 5-year restriction period, which shall lapse based on certain conditions as outlined in the SAP. These were newly issued shares from the number of authorized shares remaining to be issued. Stock compensation cost of $8,000 for the existing restricted stock awards, net of an appropriate pre-vesting forfeiture rate, was recorded per quarter during the remaining five-year vesting period during which the financial performance metrics as outlined in the Restricted Stock Agreement were anticipated as likely to be attained. However, due to the mid-year projections developed in the second quarter of fiscal year 2012, the likelihood of achieving the financial performance metrics as outlined in the Restricted Stock Agreement was classified as remote. As a result, Torotel stopped amortizing the stock compensation cost associated with the restricted stock awarded on August 7, 2007 and recovered the previously amortized stock compensation cost of $117,000 in the second quarter ended October 31, 2011. The 312,900 shares associated with the restricted stock awards dated August 7, 2007, were forfeited by the employees in accordance with the SAP, and were converted to treasury shares on January 27, 2012.

On September 2, 2009, Torotel entered into Restricted Stock Agreements with two key employees (Messrs. Sizemore and Serrone) pursuant to the SAP. The aggregate amount of the restricted stock awards was 250,000 shares of common stock, $.01 par value per share. These restricted shares were awarded from treasury shares. Based on the market price of $0.27 for Torotel's common stock as of September 2, 2009, the fair value of the restricted stock at the date of award was $67,500. Stock compensation cost of $3,000, net of an appropriate pre-vesting forfeiture rate, will be recorded per quarter during the five-year vesting period provided the financial performance metrics as outlined in the Restricted Stock Agreement are likely to be attained.

Total stock compensation cost for all Restricted Stock Agreements for the three months ended January 31, 2012 and 2011 was an expense of $3,000 and a credit of of $4,000, respectively.  Total stock compensation cost for all Restricted Stock Agreements for the nine months ended January 31, 2012 and 2011 was a credit of $109,000 and expense of $20,000, respectively.

Restricted stock activity for the nine month periods ended January 31 is summarized as follows:

	2012		2011
	Restricted Shares Under Option	Weighted Average Grant Price	Restricted Shares Under Option	Weighted Average Grant Price
Outstanding at May 1	562,900	$0.398	607,350	$0.405
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	(312,900)	0.500	(44,450)	0.500
Outstanding at January 31	250,000	$0.27	562,900	$0.397

Note 7 — Stockholders’ Equity

The components of stockholders’ equity are summarized as follows:

	January 31, 2012	April 30, 2011
Common stock, at par value	$60,000	$60,000
Capital in excess of par value	12,316,000	12,425,000
Accumulated deficit	(9,269,000)	(9,168,000)
	3,107,000	3,317,000
Less treasury stock, at cost	19,000	19,000
	$3,088,000	$3,298,000

Torotel has 6,000,000 shares of common stock, $.01 par value, authorized and 5,515,750 shares issued and outstanding.  The changes in shares of common stock outstanding as of January 31 of each period are summarized as follows:

	2012	2011
Balance, May 1	5,828,650	5,873,100
Restricted stock activity	(312,900)	—
Treasury stock activity	—	(44,450)

Balance, January 31	5,515,750	5,828,650

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

The basic earnings per common share were computed as follows:

Year-to-Date EPS Calculations

	2012	2011
Net earnings (loss)	$(101,000)	$159,000
Amounts allocated to participating securities (nonvested restricted shares)	—	(14,000)
Net income (loss) attributable to common shareholders	$(101,000)	$145,000
Basic weighted average common shares	5,189,158	5,303,587
Earnings per share attributable to common shareholders:
Basic earnings (loss) per share	$(0.02)	$0.02

Quarterly EPS Calculations

	2012	2011
Net earnings (loss)	$30,000	$(466,000)
Amounts allocated to participating securities (nonvested restricted shares)	(1,000)	—
Net income (loss) attributable to common shareholders	$29,000	$(466,000)
Basic weighted average common shares	5,034,288	5,290,381
Earnings per share attributable to common shareholders:
Basic earnings (loss) per share	$0.01	$(0.09)

ASC 260, Earnings per Share, provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be participating securities and must be included in the computation of earnings per share pursuant to the two-class method.  Diluted earnings per share is not presented as Torotel does not have any shares considered incremental and dilutive. For the year-to-date 2012 earnings per share calculation, the participating securities identified above do not contain contractual obligations to participate in the losses of Torotel and are not classified using the two-class method.

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

Compensation expense is recognized over the vesting period based upon the estimated fair value of the SARs pursuant to the terms of the Plan using the Black-Scholes options-pricing model as of the end of each financial reporting period.  As of January 31, 2012, the fair value of the SARs was determined using the following assumptions: no dividend payments over the life of the SARs since Torotel has not issued any form of dividend since 1985; an expected volatility based on Torotel’s historical volatility using the weekly closing price that corresponds with the expected life; a ten day average market price of $0.400; a risk-free interest rate that corresponds with the expected life; and an expected life based on the length of service estimated to be served.

The vested portion represents 210,000 SARs.  As of January 31, 2012, the total aggregate intrinsic value of these exercisable SARs was $19,000.

SARs transactions for the nine month periods ended January 31, 2012 and 2011 are summarized as follows:

	2012		2011
	SARs Under Option	Weighted Average Grant Price	SARs Under Option	Weighted Average Grant Price
Outstanding at May 1	240,000	$0.407	240,000	$0.418
Granted	40,000	$0.558	40,000	$0.300
Exercised	—	$—	(20,000)	$0.425
Forfeited	—	$—	(20,000)	$0.310
Outstanding at January 31	280,000	$0.421	240,000	$0.407

SARs exercisable at end of period	210,000	$0.426	180,000	$0.439
Weighted average fair value of SARs granted during the period		$0.374		$0.724

The following information applies to SARs outstanding as of January 31, 2012 and 2011:

	2012	2011
Number outstanding	280,000	240,000
Range of grant prices	$0.208 - $0.695	$0.208 - $0.695
Weighted average grant price	$0.421	$0.407
Weighted average remaining contractual life	5.53 yrs.	5.97 yrs.

Total compensation expense for the outstanding SARs for the nine months ended January 31, 2012 and 2011 was a credit of $5,000 and an expense of $97,000, respectively. Total compensation expense for the outstanding SARs for the three months ended January 31, 2012 and 2011 was a credit of $6,000 and an expense of $83,000, respectively.  As of January 31, 2012, there was $17,000 of total unrecognized compensation expense related to non-vested SARs granted under the Plan.  That cost is expected to be recognized over a weighted average period of 2 years.  The liability for SARs on the consolidated condensed balance sheets as of January 31, 2012 and April 30, 2011 was $75,000 and $80,000, respectively.

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

	January 31, 2012	April 30, 2011
2011 contract	$354,000	$826,000
	$354,000	$826,000

This net amount is reflected as Customer Deposits under current liabilities in the accompanying consolidated condensed balance sheets.

Note 11 — Concentrations of Credit Risk

Financial instruments that potentially subject Torotel to concentrations of credit risk consist principally of cash and accounts receivable.  Torotel grants unsecured credit to most of its customers.  Management does not believe that it is exposed to any extraordinary credit risk as a result of this policy.  At various times, and at January 31, 2012, cash balances exceeded federally insured limits.  Torotel has not experienced any losses in the cash accounts and management does not believe Torotel is exposed to any significant credit risk with respect to its cash.

Note 12 — Out of Period Adjustment

During the first quarter of fiscal year 2012, we discovered errors in our restricted stock accounting that affect fiscal years 2008 to 2011. We incorrectly applied guidance contained in ASC 718 Compensation -Stock Compensation related to the reversal of previously amortized compensation expense at the time of forfeiture (due to employee termination). We also did not apply a pre-vesting forfeiture rate to our stock compensation amortization expense. These errors resulted in an understatement of our net income or overstatement of our net loss in fiscal years 2008, 2009, 2010, and 2011 for a total of $99,000 that was determined immaterial to our prior year financial statements, as detailed below.
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

Forward-Looking Information

This report, as well as our other reports filed with or furnished to the Securities and Exchange Commission ("SEC"), contains forward-looking statements made pursuant to the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. The words "believe," "estimate," "anticipate," "project," "intend," "expect," "plan," "outlook," "forecast," "may," "will," "should," "continue," "predict" and similar expressions are intended to identify forward-looking statements. This report contains forward-looking statements regarding, among other topics, our expected financial position, results of operations, cash flows, strategy, budgets and management's plans and objectives. Accordingly, these forward-looking statements are based on assumptions about a number of important factors. While we believe that our assumptions about such factors are reasonable, such factors involve risks and uncertainties that could cause actual results to be different from what appear here. These risk factors include,without limitation:

•	economic and legislative factors that could impact defense spending;

•	our relatively concentrated customer base;

•	risks in fulfilling military subcontracts;

•	our ability to finance operations;

•	continued production of the Hellfire II missile system for which we supply parts;

•	the ability to adequately pass through to customers unanticipated future increases in raw material and labor costs;

•	decreased demand for products;

•	delays in developing new products;

•	markets for new products and the cost of developing new markets;

•	expected orders that do not occur;

•	our ability to adequately protect and safeguard our network infrastructure from cyber security vulnerabilities;

•	loss of key customers;

•	our ability to satisfy our debt covenant requirements;

•	our ability to generate sufficient taxable income to realize the amount of our deferred tax assets;

•	the impact of competition and price erosion as well as supply and manufacturing constraints; and

•	other risks and uncertainties.

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

Torotel Products specializes in the custom design and manufacture of a wide variety of precision magnetic components, injection molded transformers and electro-mechanical assemblies for use in military, aerospace and industrial electronic applications. These products are used to modify and control electrical voltages and currents in electronic devices. Torotel Products sells these products to original equipment manufacturers, which use them in applications such as:

•	aircraft navigational equipment;

•	digital control devices;

•	airport runway lighting devices;

•	medical equipment;

•	avionics systems;

•	down-hole drilling; and

•	conventional missile guidance systems.

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

The industry mix of Torotel Products’ net sales for the first nine months in fiscal 2012 was 61% defense, 20% industrial, and 19% aerospace compared to 55% defense, 23% industrial and 22% aerospace for the same period in fiscal year 2011.

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

Electronika’s requirements for ballast transformers are outsourced pursuant to a Manufacturing Agreement with Magnetika, Inc. (“Magnetika”), a corporation owned by the Caloyeras family, which presently owns approximately 44% of the common shares of Torotel. Under the terms of the agreement, Magnetika provides all necessary raw material, labor, testing, packaging and related services required to complete the manufacture, delivery and sale of the ballast transformers, and Electronika is obligated to order all of its ballast transformer requirements exclusively from Magnetika. Electronika retains ownership of all designs, drawings, specifications and intellectual property rights associated with the ballast transformers. In exchange for the services provided to Electronika under the Manufacturing Agreement, Magnetika receives 40 percent of the net sales price of all ballast transformers sold by Electronika. The Manufacturing Agreement continues in effect until April 1, 2012, and we are currently reviewing the feasibility of renewing this agreement. In the nine months ended January 31, 2012, Electronika incurred costs of $8,000 for goods purchased on trade terms of net 20 days pursuant to the Manufacturing Agreement. Of the amount purchased, $6,000 was due and payable as of January 31, 2012.

Business and Industry Considerations

Defense Markets

The amount of consolidated revenues derived from contracts with subcontractors of the U.S. Department of Defense (“DoD”) during the first nine months of fiscal years 2012 and 2011, was 61% and 55%, respectively. As a result, our financial results in any period could be impacted substantially by spending cuts in the DoD budget and the funds appropriated for certain military programs.
Notwithstanding the defense spending cuts proposed recently, we believe our overall defense business outlook remains favorable due to the present demand for the potted coil assembly for the Hellfire II missile system. As of January 31, 2012, the backlog for the potted coil assembly is $1.1 million. This amount will be shipped during the remainder of fiscal year 2012. In addition, we anticipate another contract to be awarded during the fourth quarter of fiscal year 2012 with deliveries scheduled to begin in late fiscal year 2012 or early fiscal year 2013.

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
Our runway lighting products consist of ballasts assemblies and injection molded products. The ballasts assemblies have been built since 2009 while production of the injection molded products began in late calendar year 2010. With Congress' recent passage of a long-term funding bill for the Federal Aviation Administration (“FAA”), we anticipate higher demand to eventually develop for the runway lighting products. Accordingly, we are re-evaluating the injection molded products to determine if re-designing the products would enable us to improve our position in this market. We anticipate completing this analysis within the next 30-45 days.
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
While several new opportunities have been quoted and in some cases prototyped, the revenue stream from products sold into the defense and aerospace markets tends to be slower to develop due to the system application testing and qualification that must be completed at the prime contractor level. With no significant change anticipated in our new order rate in the near term, headcount reductions and other spending cuts have been implemented in the last few months. Further reductions continue to be evaluated.
As of January 31, 2012, the consolidated order backlog was nearly $3.0 million. This amount is comprised of $1.1 million for the potted coil assembly, $1.7 million in magnetic components, and $200,000 for electro-mechanical assemblies and injection molded products.
Electronika’s net sales continue to be impacted by the decline in the number of active DC-8 and DC-9 aircraft. We expect these sales to continue to decline and eventually phase out due to a lack of demand.

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

Three and Nine Months Ended January 31, 2012 Compared With Three and Nine Months Ended January 31, 2011

Net Sales

	Three Months Ended		Nine Months Ended
	January 31, 2012	January 31, 2011	January 31, 2012	January 31, 2011
Torotel Products:
Magnetic components	$1,061,000	$1,152,000	$3,360,000	$4,164,000
Potted coil assembly	1,551,000	555,000	4,147,000	2,880,000
Electro-mechanical assemblies	83,000	232,000	258,000	361,000
Injection molded products	114,000	85,000	300,000	85,000
Total Torotel Products	2,809,000	2,024,000	8,065,000	7,490,000
Electronika	17,000	19,000	20,000	45,000
Total consolidated net sales	$2,826,000	$2,043,000	$8,085,000	$7,535,000

For the three months ended January 31, 2012, consolidated net sales increased nearly 38%. The net sales of Torotel Products increased 39% due primarily to higher demand for the potted coil assembly, which was partially offset by lower demand for magnetic components and electro-mechanical assemblies. The lower demand for magnetics components was primarily due to the conclusion of a major commercial contract, while the lower demand for electro-mechanical assemblies was due to the conclusion of a defense-related contract in the prior year period. Additional sales were generated from the injection molded products for airport runway lighting which did not go into production until the third quarter of fiscal year 2011. The net sales of Electronika decreased nearly 11%. Electronika's sales will fluctuate within a small range until the expiration of the Manufacturing Agreement on April 1, 2012, as overall demand for the ballast transformers is very limited.

For the nine months ended January 31, 2012, consolidated net sales increased 7%. The net sales of Torotel Products increased nearly 8% due to the same reasons as described above for the three month period. The net sales of Electronika decreased nearly 56%. Electronika's sales will fluctuate within a small range until the expiration of the Manufacturing Agreement on April 1, 2012, as overall demand for the ballast transformers is very limited, and we do not anticipate the renewal of the Manufacturing Agreement.

Gross Profit

	Three Months Ended		Nine Months Ended
	January 31, 2012	January 31, 2011	January 31, 2012	January 31, 2011
Torotel Products:
Gross profit	$792,000	$405,000	$2,300,000	$2,314,000
Gross profit % of net sales	28%	20%	29%	22%
Electronika:
Gross profit	$10,000	$11,000	$12,000	$27,000
Gross profit % of net sales	60%	60%	60%	60%
Consolidated:
Gross profit	$802,000	$416,000	$2,312,000	$2,341,000
Gross profit % of net sales	28%	20%	29%	22%

For the three and nine months ended January 31, 2012, consolidated gross profit as a percentage of net sales decreased by 1% and 2% respectively, over the same period in fiscal year 2011. These decreases are attributable to Torotel Products due to higher material costs associated with the product mix, higher fixed costs due to the leased facility for manufacturing the injection molded products and higher costs for fringe benefits such as group health insurance. The gross profit percentage of Electronika remained unchanged as it is fixed by the Manufacturing Agreement with Magnetika, Inc.

Operating Expenses

	Three Months Ended		Nine Months Ended
	January 31, 2012	January 31, 2011	January 31, 2012	January 31, 2011
Engineering	$165,000	$170,000	$510,000	$326,000
Selling, general and administrative	595,000	700,000	1,867,000	1,827,000
Total	$760,000	$870,000	$2,377,000	$2,153,000

For the three months ended January 31, 2012, engineering expenses decreased almost 3%, or $5,000, over the same period in fiscal year 2011. This decrease was primarily due to a $2,500 decrease in travel expenses and a $2,500 decrease in training costs.

For the nine months ended January 31, 2012, engineering expenses increased nearly 56%, or $184,000, over the same period in fiscal year 2011. This increase was primarily due to a $193,000 increase in payroll costs, including higher costs for fringe benefits such as group health insurance, a $7,000 increase in travel expenses, a $2,000 increase in software costs, and a $2,000 increase in professional dues. This increase was partially offset by a $10,000 decrease in training expense and a $10,000 decrease in consulting fees.

For the three months ended January 31, 2012, selling, general and administrative expenses decreased 15%, or $105,000, compared to the same period in fiscal year 2011. This decrease primarily resulted from a $98,000 decrease in stock appreciation rights expense, a $31,000 decrease in computer costs, and a $20,000 decrease in training expenses. This decrease was partially offset by a $24,000 increase in sales consulting fees and a $10,000 increase in payroll costs as well as higher costs for fringe benefits such as group health insurance.

For the nine months ended January 31, 2012, selling, general and administrative expenses increased 2%, or $40,000, compared to the same period in fiscal year 2011. This increase primarily resulted from a $155,000 increase in payroll costs as well as higher costs for fringe benefits such as group health insurance, and a $40,000 increase in travel expenses, and a $17,000 increase in dues and subscriptions. These increases were partially offset by a $151,000 decrease in stock compensation amortization expense primarily resulting from the reversal of previously amortized expense and a $27,000 decrease in building maintenance.

Earnings (Loss) from Operations

	Three Months Ended		Nine Months Ended
	January 31, 2012	January 31, 2011	January 31, 2012	January 31, 2011
		(restated)		(restated)
Torotel Products	$76,000	$(327,000)	$171,000	$510,000
Electronika	10,000	11,000	11,000	27,000
Torotel	(44,000)	(138,000)	(247,000)	(349,000)
Total	$42,000	$(454,000)	$(65,000)	$188,000

For the reasons discussed above, consolidated earnings from operations increased by $496,000 and decreased by $253,000 for the three and nine months ended January 31, 2012, respectively, as compared to the same period in 2011.

Other Earnings Items

	Three Months Ended		Nine Months Ended
	January 31, 2012	January 31, 2011	January 31, 2012	January 31, 2011
Earnings (loss) from operations	$42,000	$(454,000)	$(65,000)	$188,000
Interest expense	12,000	12,000	36,000	34,000
Interest income	—	—	—	(5,000)
Earnings (loss) before income taxes	$30,000	$(466,000)	$(101,000)	$159,000
Provision for income taxes	—	—	—	—
Net earnings (loss)	$30,000	$(466,000)	$(101,000)	$159,000

For the three months ended January 31, 2012, net interest expense remained unchanged, due to similar debt levels and no interest income earned in either period.

For the nine months ended January 31, 2012, net interest expense increased by $7,000, or 24%, due to a higher debt level and the interest income earned in the prior period.

No provision or benefit for income taxes was recognized in either period presented above.

Return on Capital Employed

Return on Capital Employed ("ROCE") is the primary benchmark used by management to evaluate Torotel's performance. ROCE measures how effectively and efficiently net operating assets ("NOA") are used to generate income before interest and taxes (EBIT). For these purposes, NOA, or Capital Employed, is defined as "accounts receivable + inventory + net fixed assets + miscellaneous operating assets - accounts payable - miscellaneous operating liabilities". The performance of Torotel's management and the majority of its decisions will be measured by whether Torotel's ROCE improves. For the fiscal years ended April 30, 2011 and 2010, Torotel's ROCE was 17.59% and 1.13%, respectively. The ROCE for the 12-month trailing period ended January 31, 2012 was 12.81%. This increase in ROCE is primarily attributed to operating income generated in the fourth quarter of fiscal year 2011 as a result of increased sales.

Liquidity and Capital Resources

As of January 31, 2012, Torotel had $749,000 in cash compared to $490,000 as of April 30, 2011 and $1,400,000 as of January 31, 2011. The factors contributing to the differences from period to period are discussed below.

The table below presents the summary of cash flow for the nine month periods indicated through January 31.

	2012	2011
Net cash provided by operating activities	$781,000	$523,000
Net cash used in investing activities	$(421,000)	$(541,000)
Net cash provided by (used in) financing activities	$(101,000)	$388,000

Operating Activities

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in operating earnings, the timing of shipments and the collection of accounts receivable, changes in inventory, level of sales, payment of accounts payable, and changes in customer deposits.  The biggest impact on the increase in cash provided by operating activities is attributable to the decrease in accounts receivable of $1,251,000 for the nine months ended January 31, 2012. This type of change is not historically typical for a nine month period. As a result, we anticipate the amount of cash flow from operations in the near-term to be relatively flat.

Investing Activities

The $421,000 of cash used in investing activities in the first nine months of fiscal year 2012 was the result of capital expenditures.  This amount included approximately $30,000 related to building improvements for the parking lot at Torotel's principal office as well as $370,000 in additional capital expenditures primarily related to our investment in large transformer production equipment and a new enterprise resource planning system.

Financing Activities

The $101,000 of cash used in financing activities in the first nine months of fiscal year 2012 is the result of payments on long-term debt and capital lease obligations.

Capital Resources

We believe the projected cash flow from operations, combined with existing cash balances, will be sufficient to meet funding requirements for the foreseeable future.  Torotel has a $500,000 bank line of credit available, which we anticipate could be utilized to help fund any working capital requirements.  For the three and nine months ended January 31, 2012, we have not borrowed any funds available on this credit line.

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

Because the reliability of the internal control process requires repeatable execution, the successful remediation of this material weakness will require review and evidence of effectiveness prior to us concluding that the controls are now effective. Some of the mitigating controls that have been implemented have not been in place for a sufficient period of time to demonstrate that their effectiveness is sustainable. Also, we believe that this material weakness will be fully remediated via the transition to a new ERP system. We currently anticipate that we will implement a new ERP system later in calendar year 2012. Therefore, additional time is required to validate that the material weakness is fully remediated.

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

Torotel, Inc.
(Registrant)

March 14, 2012	/s/ Dale H. Sizemore, Jr.
Date	Dale H. Sizemore, Jr.
Chief Executive Officer

March 14, 2012	/s/ H. James Serrone
Date	H. James Serrone.
Chief Financial Officer