Form 10-K
period 2012-04-30
TOROTEL INC
filed 2012-07-24
CIK 98752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting stock held by non-affiliates, computed based on the closing sale price of the over-the-counter market on October 31, 2011, was $707,566. As of July 13, 2012, there were 5,515,750 shares of Common Stock, $.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders on September 17, 2012, are incorporated by reference into Part III.

TOROTEL, INC.FORM 10-K

Fiscal Year Ended April 30, 2012

Forward-Looking Information

This report, as well as our other reports filed with or furnished to the Securities and Exchange Commission ("SEC"), contains forward-looking statements made pursuant to the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. The words "believe," "estimate," "anticipate," "project," "intend," "expect," "plan," "outlook," "forecast," "may," "will," "should," "continue," "predict" and similar expressions are intended to identify forward-looking statements. This report contains forward-looking statements regarding, among other topics, our expected financial position, results of operations, cash flows, strategy, budgets and management's plans and objectives. Accordingly, these forward-looking statements are based on assumptions about a number of important factors. While we believe that our assumptions about such factors are reasonable, such factors involve risks and uncertainties that could cause actual results to be different from what appear here. These risk factors include, without limitation:

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
Torotel Products specializes in the custom design and manufacture of a wide variety of precision magnetic components, consisting of transformers, inductors, reactors, chokes, toroidal coils, and electro-mechanical assemblies. Torotel Products sells these products to original equipment manufacturers, which use them in products such as aircraft navigational equipment, digital control devices, voice and data secure communications, airport lighting devices, medical equipment, avionics equipment, down-hole drilling, conventional missile guidance systems, and other defense related applications.

Our airport lighting devices have consisted of ballasts assemblies and injection molded products. The ballasts assemblies have been built since 2009 while production of the injection molded products began in late calendar year 2010. In Torotel's Form 10-Q for the quarter ended January 31, 2012,we disclosed that we were evaluating the injection molded products to determine if re-designing the products would enable us to improve our position in this market.  Based on this review and subsequent to April 30, 2012, we decided not to move forward with a re-design and will discontinue production of the injection molded business effective with the conclusion of the existing orders in July 2012. Sales of the injection molded products were $394,000 for the fiscal year ended April 30, 2012.
Electronika's ballast transformers activate and control the lights in airplane cockpits and passenger compartments and are used as spare and replacement parts in DC-8, DC-9, DC-10, MD-80, and MD-88 aircraft.
The following discussion includes the business operations of Torotel Products (which includes Torotel Manufacturing Corporation) and Electronika.
TOROTEL PRODUCTS
Principal Products
Torotel Products specializes in the custom design and manufacture of a wide variety of precision magnetic components, and electro-mechanical assemblies for use in military, aerospace and industrial electronic applications. These products are used to modify and control electrical voltages and currents in electronic devices. For example, if equipment containing one of these components receives an electrical voltage or current which is too high, the component would modify and control the electrical voltage or current to allow proper operation of the equipment. While Torotel Products primarily manufactures these products in accordance with pre-developed mechanical and electrical requirements, in some cases it will be responsible for both the overall design and manufacturing. These products are sold to manufacturers who incorporate them into an end-product. The major applications include aircraft navigational equipment, digital control devices, medical equipment, avionics systems, airport lighting devices, down-hole drilling, conventional missile guidance systems, and other defense related applications. Torotel Products has a line of 400 Hz miniature power transformers listed on the Qualified Products List ("QPL") of the Department of Defense ("DoD"), which requires re-qualification with the DoD every five years. The most recent re-qualification approval was received in 2007. Torotel Products anticipates re-qualification approval in late calendar year 2012. Sales of the QPL products represent approximately 3% of the net sales of Torotel Products.

Marketing and Customers
Torotel Products' sales do not represent a significant portion of any particular market. While approximately 39% of annual sales in fiscal year 2012 came from select commercial markets, such as aerospace, airport lighting, oil drilling and telecommunications, historically Torotel Products has primarily focused its activities toward the military market. As a result, the business of Torotel Products is subject to various risks including, without limitation, dependence on government appropriations and program allocations, potential cutbacks in military spending, the requirement that some of our products be approved and qualified by the government before we can sell them, and the competition for available military business. In recent years, Torotel

Products has been pursuing revenue opportunities in electro-mechanical assemblies. While these assemblies will continue to be a major focus going forward, Torotel Products also has been pursuing revenue opportunities in larger and higher voltage transformers, motor windings, plus products sourced from low-cost manufacturers in overseas markets who are compliant with aerospace standards.
Torotel Products maintains a website at www.torotelproducts.com. Torotel Products markets its products primarily through an internal sales force and independent manufacturers' representatives paid on a commission basis. These commissions are earned when a product is sold and/or shipped to a customer within the representative's assigned territory. Torotel Products also utilizes its engineering department in its direct sales efforts for the purpose of expanding its reach into new markets and/or customers. Other sales methods may include visits to customers, lunch-and-learn presentations to customers' engineers, catalog brochures, trade show exhibits and speaker presentations at trade shows.
Torotel Products is an approved source for magnetic components used in numerous military and aerospace systems, which means Torotel Products is automatically solicited for any procurement needs for such applications. The magnetic components manufactured by Torotel Products are sold primarily in the United States, and most sales are awarded on a competitive bid basis.
Torotel Products has a primary base of about 25 customers that provide nearly 90% of its annual sales volume. This customer base includes many large prime defense and aerospace companies. Torotel Products' primary strategy focuses on providing superior service to this core group of customers, including engineering support and new product design. The objective is to achieve growth with these customers, or other targeted companies that possess the potential for inclusion into the core group. During the fiscal year ended April 30, 2012, sales to a major customer accounted for 51% of the net sales of Torotel Products. A loss or material reduction in orders from this customer could have a material adverse affect on us.
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
Essential materials used by Torotel Products in the manufacturing process include magnetic materials, copper wire, plastic housings and epoxies. We believe these materials are available from many sources. Major suppliers include Magnetics Inc., Electrical Insulation Suppliers, Inc., Mod & Fab and Magnetic Metals-Western Division. Special contact plates purchased from Fotofabrication Corporation and polycarbonate materials purchased from Spectrum Plastics are used in manufacturing the potted coil assembly for the Hellfire II missile system. Both Fotofabrication and Spectrum are the only qualified approved sources for the materials they provide. As a result, Torotel Products maintains contingent business interruption insurance on these two suppliers' facilities, as well as the customers' production facility, to insure against loss of business income associated with a disruption in production at either supplier or at the customer as a result of a fire, tornado, explosion or other similar type loss.
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
Environmental Laws
In fiscal year 2012, Torotel Products incurred costs of approximately $1,000 to ensure compliance with federal, state and local regulations on the proper handling, storage, disposal, and discharge of hazardous materials into the environment, or otherwise relating to the protection of employees, the community, and the environment. Torotel Products anticipates similar costs to be incurred in the fiscal year ending April 30, 2013.
Employees
Torotel Products presently employs 112 full-time and 1 part-time employee. We believe an adequate supply of qualified personnel is available in the facility's immediate vicinity. Torotel's employees are not affiliated with any union.

ELECTRONIKA

Principal Products

Electronika sells ballast transformers to the airline industry. These transformers activate and control the lights in airplane cockpits and passenger compartments. Electronika's ballast transformers are used as spare and replacement parts in DC-8, DC-9, DC-10, MD-80 and MD-88 aircraft.

Marketing and Customers

Sales of ballast transformers have been made to the airline industry primarily for use in DC-8 and DC-9 aircraft. As a result, the business of Electronika is subject to various risks including, without limitation, the age of the fleet that uses Electronika's products, the eventual retirement of that fleet, and its replacement with newer aircraft, and competition for the available spare parts business. Electronika's sales do not represent a significant portion of any particular market. The Federal Aviation Administration has approved Electronika as a source for ballasts on the DC-8, DC-9, DC-10, MD-80, and MD-88 aircraft, and Electronika generally is automatically solicited for any procurement needs for such applications. The ballast transformers are sold primarily in the United States, and most sales are awarded on a competitive bid basis. Although all existing orders are subject to schedule changes or cancellation, adequate financial compensation is usually provided in such instances to protect the contractor from suffering a loss on a contract. Electronika has a primary base of approximately five customers. In the fiscal year ended April 30, 2012, sales to two customers accounted for a total of 85% of the net sales of Electronika.

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

Manufacturing

Electronika's requirements for ballast transformers are outsourced pursuant to a Manufacturing Agreement ("Agreement") with Magnetika, Inc. ("Magnetika"), a corporation owned by the Caloyeras family, which presently owns approximately 46% of the common shares of Torotel. Under the terms of the agreement, Magnetika provides all necessary raw material, labor, testing, packaging and related services required to complete the manufacture, delivery and sale of the ballast transformers, and Electronika is obligated to order all of its ballast transformer requirements exclusively from Magnetika. Electronika retains ownership of all designs, drawings, specifications and intellectual property rights associated with the ballast transformers. In exchange for the services provided to Electronika under the Agreement, Magnetika receives 40% of the net sales price of all ballast transformers sold by Electronika. The initial 10-year term of the Agreement expired on April 1, 2012; however, pursuant to the terms, the Agreement continues on a year-to-year basis until cancelled by either party. In the fiscal year ended April 30, 2012, Electronika incurred costs of $8,000 for goods purchased on trade terms of net 20 days pursuant to the Manufacturing Agreement. Of the amount purchased, $1,000 was due and payable as of April 30, 2012.

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

Employees

Electronika has no employees because of the outsourcing arrangement with Magnetika as discussed above under "Manufacturing." All accounting related matters for Electronika are handled by Torotel employees.

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

Torotel leases approximately 18,000 square feet for manufacturing electro-mechanical assemblies, and larger and higher voltage transformers.  This facility is located in close proximity to the primary facility of Torotel in Olathe, Kansas.  This agreement commenced on September 1, 2010 and continues through February 28, 2014.  The monthly base rent is $9,485.  The aggregate base rent payments during the term of the lease will be approximately $398,000.

Present utilization of these facilities is less than 50% of maximum capacity.

ITEM 3.    Legal Proceedings

None.

ITEM 4. Mine Safety Disclosures

None.

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)       Market Information

Trading in Torotel's common stock is conducted in the over-the-counter market pink sheets under the symbol "TTLO."

Price Range of Common Stock

The following table sets forth the high and low sales prices of Torotel's common stock as obtained from the Yahoo Finance website at www.finance.yahoo.com. These prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	2012		2011
Fiscal Period	High	Low	High	Low
May to July	$0.60	$0.41	$0.30	$0.28
August to October	0.67	0.43	0.60	0.28
November to January	0.45	0.40	0.95	0.31
February to April	0.40	0.20	0.90	0.56

(b)       Approximate Number of Equity Security Holders

Title of Class	Number of Record Holders as of July 10, 2012
Common stock, $0.01 par value	480

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

Equity Compensation Plan Information

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in Column A)
Plan Category	A	B	C
Equity Compensation Plans approved by shareholders	—	—	—
Equity Compensation Plans not approved by shareholders	—	—	484,250
Total	—	—	484,250

Torotel also has a Directors Stock Appreciation Rights Plan for non-employee directors (see Note L of Notes to Consolidated Financial Statements).

There were no unregistered sales of securities or any share repurchases during the fiscal year ended April 30, 2012.

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

Overview

Introduction

Torotel Products specializes in the custom design and manufacture of a wide variety of precision magnetic components and electro-mechanical assemblies for use in military, aerospace and industrial electronic applications. These products are used to modify and control electrical voltages and currents in electronic devices. Torotel Products sells these magnetic components and electro-mechanical assemblies to original equipment manufacturers, which use them in products such as:

•	aircraft navigational equipment;

•	digital control devices;

•	airport runway lighting devices;

•	medical equipment;

•	avionics systems;

•	down-hole drilling;

•	conventional missile guidance systems; and

•	other defense applications.

The primary factors that drive our gross profit and net earnings are sales volume and product mix. The gross profits on mature products/programs and complex transformer devices tend to be higher than those that are still in the prototyping or early production stages and simpler inductor devices. As a result, in any given accounting period the mix of product shipments between higher and lower margin jobs has a significant impact on our gross profit and net earnings. Our operating plan continues to focus on expanding the product base beyond electronic components.

The industry mix of Torotel Products' net sales in fiscal year 2012 was 61% defense, 20% aerospace and 19% industrial compared to 58% defense, 20% aerospace and 22% industrial in fiscal year 2011. We believe the mix in fiscal year 2013 will remain weighted primarily towards defense.

Electronika is a marketing and licensing company selling ballast transformers to the airline industry. These transformers activate and control the lights in airplane cockpits and passenger compartments. Electronika's ballast transformers are used as spare and replacement parts in older DC and MD model aircraft. Electronika's net sales continue to be impacted by the decline in the number of active DC-8 and DC-9 aircraft. We expect these sales to continue to decline and eventually phase out as more of these aircraft are retired.

Business and Industry Considerations

Defense Markets

During fiscal years 2012 and 2011, the amount of consolidated revenues derived from contracts with prime contractors of the U.S. Department of Defense (“DoD”) was approximately 61% and 58%, respectively. As a result, our financial results in any period could be impacted substantially by spending cuts in the DoD budget and the funds appropriated for certain military programs.

 Notwithstanding the uncertainty associated with the DoD budget, we believe our overall defense business outlook remains favorable due to the present demand for the potted coil assembly for the Hellfire II missile system and new orders for electro-mechanical assemblies from major defense contractors. As of April 30, 2012, our consolidated order backlog for the defense market was nearly $8.5 million, which included $6.0 million for the potted coil assembly.

Aerospace and Industrial Markets

We provide magnetic components and electro-mechanical assemblies for a variety of applications in the aerospace and industrial markets. The significant growth factors for these markets include demand for Boeing commercial aircraft, increases in airport modernization projects (for our runway lighting assemblies), down-hole drilling applications, and general demand for electronic components.

We anticipate that near-term demand for aerospace and industrial products will remain consistent with current demand. We also believe that the long-term outlook remains positive because of the nature of the customers' applications for these products; however, the fragile economic recovery and the inventory of Boeing 787's in partially completed stages will likely hinder any near-term increase in demand. As of April 30, 2012, our consolidated order backlog for the aerospace and industrial markets was $1.3 million.

New Opportunities and Earnings Outlook

Lower than anticipated order bookings during the first nine months of fiscal year 2012 triggered personnel reductions and other spending cuts throughout the year. This trend in order activity reversed itself during the fourth quarter with the receipt of the new contracts for the potted coil assembly and the electro-mechanical assemblies. As a result of these new orders, the consolidated backlog is $9.8 million heading into the new fiscal year. These factors combined have us anticipating improved sales and profits in fiscal year 2013.

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

Net Sales

Years ended April 30,	2012	2011
Torotel Products:
Magnetic components	$4,594,000	$5,722,000
Potted coil assembly	5,541,000	4,714,000
Electro-mechanical assemblies	279,000	411,000
Injection molded products	394,000	233,000
Total Torotel Products	$10,808,000	$11,080,000
Electronika	$20,000	$53,000
Total consolidated net sales	$10,828,000	$11,133,000

Consolidated net sales in fiscal year 2012 decreased nearly 3% as compared to fiscal year 2011. Torotel Products' net sales decreased $272,000 or 3% primarily due to lower demand for magnetic components arising from the completion of a major non-recurring commercial contract from a contractor providing replacement control boxes for a subway rail system. This decrease was partially offset by higher demand for the potted coil assembly. The lower demand for electro-mechanical assemblies was due to the conclusion of a defense-related contract for such assemblies in the prior year period. Higher sales were generated from the injection molded products for airport runway lighting since they were only in production for the second half of fiscal 2011. As disclosed previously in Item 1 Business, production of the injection molded products will be discontinued in the first quarter of fiscal year 2013. Electronika's net sales represented a small portion of consolidated net sales and decreased $33,000. Electronika's sales continue to fluctuate within a small range as overall demand for the ballast transformers is very limited.
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

Gross Profit

Years ended April 30,	2012	2011
Torotel Products:
Gross profit	$3,047,000	$3,554,000
Gross profit % of net sales	28%	32%
Electronika:
Gross profit	$12,000	$32,000
Gross profit % of net sales	60%	60%
Combined:
Gross profit	$3,059,000	$3,586,000
Gross profit % of net sales	28%	32%

Gross profit as a percentage of net sales in fiscal 2012 decreased 4%. The gross profit percentage of Torotel Products decreased 4% because of higher material costs associated with the product mix and higher fixed costs due to the leased facility for manufacturing the injection molded products and the electro-mechanical assemblies and higher costs of fringe benefits such as group health insurance. These higher costs as a percentage of sales were offset partially by lower direct labor costs associated with the product mix and reductions in our workforce. The gross profit percentage of Electronika remained unchanged as it is fixed by the Manufacturing Agreement with Magnetika, Inc.
Gross profit as a percentage of net sales in fiscal 2011 decreased 2%. The gross profit percentage of Torotel Products decreased 2% because of higher material costs associated with the product mix, higher fixed costs due to the leased facility for manufacturing the injection molded products and the electro-mechanical assemblies, the full-year effect of hiring a chief operating officer and a director of operational excellence, and higher costs for fringe benefits such as group health insurance. These higher costs as a percentage of sales were offset partially by lower direct labor costs associated with the product mix. The gross profit percentage of Electronika remained unchanged as it is fixed by the Manufacturing Agreement with Magnetika, Inc.

Operating Expenses

Years ended April 30,	2012	2011
Engineering	$662,000	$448,000
Selling, general and administrative	2,366,000	2,464,000
Total	$3,028,000	$2,912,000

Engineering expense increased 47% in fiscal year 2012. This increase primarily results from a $215,000 increase in payroll costs due to merit increases and the hiring of additional engineers.
Engineering expense increased 53% in fiscal year 2011. This increase primarily results from a $115,000 increase in payroll costs due to merit increases and the hiring of additional engineers, a $24,000 increase in travel costs, a $9,000 increase in training costs, and a $7,000 increase in depreciation.
Selling, general and administrative expenses decreased 4% in fiscal year 2012. This decrease primarily resulted from a $158,000 decrease in stock compensation amortization expense primarily resulting from the reversal of previously amortized expense, an $88,000 decrease in the fair value of stock appreciation rights, a $73,000 decrease in training costs, and a $30,000 decrease in repairs. This decrease was partially offset by a $55,000 increase in non-recurring audit fees attributable to the restated Form 10-Q for the quarterly period ended January 31, 2011, the material weakness as described in our Form 10-K for the fiscal year ended April 30, 2011, and the SAB 108 adjustment made on our Form 10-Q for the quarterly period ended July 31, 2011, a $55,000 increase in depreciation expense, a $51,000 increase in payroll costs related to increased sales and administrative staff, a $40,000 increase in sales consulting fees, a $19,000 increase in subscription costs, and a $6,000 increase in directors fees.

Selling, general and administrative expenses increased 17% in fiscal year 2011. This increase primarily resulted from a $100,000 increase in payroll costs related to increased sales and administrative staff, a $67,000 increase in travel costs related to an increased focus on developing new markets and customers, a $49,000 increase in the fair value of stock appreciation rights, a $40,000 increase in depreciation expense, a $41,000 increase in information technology costs for implementation of a new ERP software system, a $28,000 increase in training costs, a $21,000 increase in costs associated with SEC filings, an $18,000 increase in office supplies, a $14,000 increase in consulting costs, an $11,000 increase in bad debt expense, and an $8,000 increase in sales and use taxes paid. These increases were partially offset by a $47,000 decrease in recruiting costs and a $2,000 decrease in insurance costs.

Earnings from Operations

Years ended April 30,	2012	2011
Torotel Products	$288,000	$1,008,000
Electronika	12,000	32,000
Torotel	(269,000)	(343,000)
Total	$31,000	$697,000

For the reasons discussed above, consolidated earnings from operations decreased by $666,000 in fiscal year 2012 and increased by $659,000 in fiscal year 2011.
Other Earnings Items

Years ended April 30,	2012	2011
Earnings from operations	$31,000	$697,000
Interest expense	(47,000)	(46,000)
Interest income	—	5,000
Earnings before income taxes	(16,000)	656,000
Benefit for income taxes	—	600,000
Net earnings (loss)	$(16,000)	$1,256,000

Interest expense increased $1,000 in fiscal year 2012 primarily due to a higher level of capital leases. Interest income decreased by $5,000 in fiscal year 2012. Income tax benefit decreased by $600,000 in fiscal year 2012. This was due to no change being made in the net deferred tax assets from the prior year (see Note 4 of Notes to the Consolidated Financial Statements).
Interest expense increased $2,000 in fiscal year 2011 primarily due to a higher debt level. Interest income increased by $3,000 in fiscal year 2011. Income tax benefit increased by $600,000 in fiscal year 2011. This was due to a change in the income tax valuation reserve allowance of $608,000 partially offset by current tax expense of $8,000 (see Note 4 of Notes to the Consolidated Financial Statements).
Return on Capital Employed

Return on Capital Employed ("ROCE") is the primary benchmark used by management to evaluate Torotel's performance. ROCE measures how effectively and efficiently net operating assets (NOA) are used to generate earnings before interest and taxes (EBIT). For these purposes, NOA, or Capital Employed, is defined as "accounts receivable + inventory + net fixed assets + miscellaneous operating assets - accounts payable - miscellaneous operating liabilities". The performance of Torotel's management and the majority of its decisions will be measured by whether Torotel's ROCE improves. For the fiscal years ended April 30, 2012 and 2011, Torotel's ROCE was 1.23% and 17.59%, respectively. The decrease in ROCE for fiscal year 2012 is largely attributed to the lower operating income generated in fiscal year 2012.

Liquidity and Capital Resources

As of April 30, 2012, Torotel had $308,000 in cash, compared to $490,000 as of April 30, 2011. The decline in the cash position resulted from the $630,000 decrease in customer deposits, associated with the contract for the potted coil assembly.

The table below presents the summary of cash flow for the fiscal periods indicated.

	2012	2011
Net cash provided by (used in) operating activities	$450,000	$(371,000)
Net cash provided by used in investing activities	$(496,000)	$(526,000)
Net cash provided by (used in) financing activities	$(136,000)	$357,000

Operating Activities

Net cash from operating activities fluctuates between periods primarily as a result of differences in operating earnings, the timing of shipments and the collection of accounts receivable, changes in inventory, level of sales, the effect of customer deposits, payments of accounts payable, and other accrued liabilities.

Investing Activities

The $496,000 of cash used in investing activities was the result of capital expenditures including an ERP system, as well as equipment needed to manufacture large transformers. We anticipate approximately $100,000 of capital expenditures during fiscal 2013 as a result of additional production equipment necessary for new opportunities, as well as the completion of a new ERP system.

Financing Activities

The $136,000 of cash used in financing activities in fiscal 2012 is the result of long-term debt payments on the mortgage, equipment line, and capital lease obligations.

Capital Resources

We believe that the projected cash flow from operations, combined with existing cash balances, will be sufficient to meet our funding requirements for the foreseeable future. Torotel does have a $500,000 bank line of credit available which could be utilized to help fund any working capital requirements, subject to the adequacy of our borrowing base and other conditions.We believe that inflation will have only a minimal effect on future operations since such effects should be offset by sales price increases, which are not expected to have a significant effect upon demand.

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

Revenue Recognition

Revenue is recognized when a fixed price contract or purchase order exists; delivery has occurred; and collection is reasonably assured. Selling terms are FOB Shipping Point so we consider products delivered once they have been shipped and title and risk of loss have been transferred. Our consolidated net sales arising from contracts having deliveries scheduled over a period of more than one year for fiscal years 2012 and 2011 were approximately 51% and 51%, respectively, primarily because of the contract for the potted coil assembly.

Allowance for Doubtful Accounts

Gross trade accounts receivable are offset with an allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review the allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectability. Account balances are charged against the allowance when placed for collection. Recoveries of receivables previously written off are recorded when received. The majority of the customer accounts are considered past due after the invoice becomes older than the customer's normal credit terms. Interest is not charged on past due accounts. The allowance for doubtful accounts as of April 30, 2012 and 2011 was $12,000 and $11,000, respectively.

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

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Act"), as of April 30, 2012 and have concluded that these disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework contained in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of April 30, 2012, due to a material weakness in our internal control over financial reporting related to our enterprise resource planning system ("ERP system"). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Because the reliability of the internal control process requires repeatable execution, the successful remediation of this material weakness will require review and evidence of effectiveness prior to us concluding that the controls are now effective. Some of the mitigating controls that have been implemented have not been in place for a sufficient period of time to demonstrate that their effectiveness is sustainable. Also, we believe that this material weakness will be fully remediated via the transition to a new ERP system. We currently anticipate that a new ERP system will be implemented on November 1, 2012. Therefore, additional time is required to validate that the material weakness is fully remediated.

ITEM 9B.    Other Information

None.

Report Of Independent Registered Public Accounting Firm

To the Board of Directors
Torotel, Inc.

We have audited the accompanying consolidated balance sheet of Torotel, Inc. and subsidiaries (collectively, the Company) as of April 30, 2012, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Torotel, Inc. and subsidiaries as of April 30, 2012, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ RubinBrown LLP

Overland Park, Kansas
July 24, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
TOROTEL, INC.
We have audited the accompanying consolidated balance sheet of Torotel, Inc and Subsidiaries (the “Company”) as of April 30, 2011, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Torotel, Inc. and Subsidiaries as of April 30, 2011, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Leawood, Kansas
July 29, 2011

CONSOLIDATED BALANCE SHEETS
As of April 30,

	2012	2011
ASSETS
Current assets:
Cash	$308,000	$490,000
Trade receivables, net	1,408,000	2,208,000
Inventories	1,229,000	1,401,000
Prepaid expenses and other current assets	71,000	55,000
Deferred income taxes	116,000	250,000
	3,132,000	4,404,000
Property, plant and equipment:
Land	265,000	265,000
Buildings and improvements	968,000	919,000
Equipment	2,179,000	1,675,000
	3,412,000	2,859,000
Less accumulated depreciation	1,826,000	1,520,000
	1,586,000	1,339,000

Deferred income taxes	492,000	358,000
Other assets	56,000	21,000

Total Assets	$5,266,000	$6,122,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$150,000	$125,000
Trade accounts payable	658,000	630,000
Accrued liabilities	281,000	336,000
Accrued income taxes	—	8,000
Customer deposits	206,000	826,000
	1,295,000	1,925,000
Long-term debt, less current maturities	795,000	899,000
Commitments and contingencies
Stockholders' equity:
Common stock; par value $0.01; 6,000,000 shares authorized; 5,515,750 and 5,828,650 shares issued and outstanding as of April 30, 2012 and 2011, respectively	60,000	60,000
Capital in excess of par value	12,319,000	12,425,000
Accumulated deficit	(9,184,000)	(9,168,000)
Treasury stock, at cost	(19,000)	(19,000)
	$3,176,000	$3,298,000

Total Liabilities and Stockholders' Equity	$5,266,000	$6,122,000
The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended April 30,

	2012	2011
Net sales	$10,828,000	$11,133,000
Cost of goods sold	7,769,000	7,547,000
Gross profit	3,059,000	3,586,000
Operating expenses:
Engineering	662,000	448,000
Selling, general and administrative	2,366,000	2,441,000
	3,028,000	2,889,000
Earnings from operations	31,000	697,000
Other expense (income):
Interest expense, net	47,000	41,000

Earnings (loss) before provision for income taxes	(16,000)	656,000
Provision (benefit) for income taxes	—	(600,000)
Net earnings (loss)	$(16,000)	$1,256,000
Basic earnings (loss) per share	$—	$0.21

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Shares	Common Stock	Excess of Par Value	Accumulated Deficit	Treasury Stock, at cost	Total Stockholders' Equity
Balance, April 30, 2010	5,983,545	$60,000	$12,395,000	$(10,424,000)	$(19,000)	$2,012,000
Stock compensation earned	—	—	45,000	—	—	45,000
Restricted stock cancelled	—	—	(15,000)	—	—	(15,000)
Net earnings	—	—	—	1,256,000	—	1,256,000
Balance, April 30, 2011	5,983,545	60,000	12,425,000	(9,168,000)	(19,000)	3,298,000
Stock compensation earned	—	—	11,000	—	—	11,000
Restricted stock cancelled	—	—	(117,000)	—	—	(117,000)
Net loss	—	—	—	(16,000)	—	(16,000)
Balance, April 30, 2012	5,983,545	$60,000	$12,319,000	$(9,184,000)	$(19,000)	$3,176,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended April 30,

	2012	2011
Cash flows from operating activities:
Net earnings (loss)	$(16,000)	$1,256,000
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Benefit recognized on restricted stock award activity	(117,000)	(15,000)
Stock compensation cost amortized	11,000	47,000
Depreciation	306,000	200,000
Deferred income taxes	—	(608,000)
Change in value of stock appreciation rights	(28,000)	52,000
Increase (decrease) in cash flows from operations resulting from changes in:
Trade receivables	800,000	(1,288,000)
Inventories	172,000	(181,000)
Prepaid expenses and other assets	(51,000)	(49,000)
Trade accounts payable	(4,000)	319,000
Accrued liabilities	95,000	40,000
Customer deposits	(710,000)	(152,000)
Income taxes payable	(8,000)	8,000
Net cash provided by (used in) operating activities	450,000	(371,000)
Cash flows from investing activities:
Capital expenditures	(496,000)	(526,000)
Net cash used in investing activities	(496,000)	(526,000)
Cash flows from financing activities:
Principal payments on long-term debt	(102,000)	(648,000)
Proceeds from long-term debt	—	1,030,000
Payments on capital lease obligations	(34,000)	(25,000)
Net cash provided by (used in) financing activities	(136,000)	357,000
Net decrease in cash	(182,000)	(540,000)
Cash, beginning of year	490,000	1,030,000
Cash, end of year	$308,000	$490,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$47,000	$46,000
Income taxes	$8,000	$—
Non-cash investing and financing activities:
Capital expenditure	$(57,000)	$(50,000)
Proceeds from capital lease	$57,000	$50,000

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Significant estimates used in preparing these consolidated financial statements include those assumed in computing the carrying value of inventory, the allowance for doubtful accounts receivable, the valuation allowance on deferred income tax assets, and the reserve for warranty costs. Accordingly, actual results could differ from those estimates. Any changes in estimates are recorded in the period in which they become known.

Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. We grant unsecured credit to most of our customers. We do not believe that we are exposed to any extraordinary credit risk as a result of this policy. At various times, and at April 30, 2012, cash balances exceeded federally insured limits. We have not experienced any losses in the cash accounts and we do not believe we are exposed to any significant credit risk with respect to our cash.

Fair Value of Financial Instruments

We determine fair value by utilizing a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels as follows:

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

The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in the assessment of fair value.

The carrying amounts of certain financial instruments, including cash, trade receivables, prepaid expenses and other current assets, trade accounts payable and accrued liabilities approximate fair value due to their short maturities. As of April 30, 2012, the amount of our long-term debt approximates fair value based on the present value of estimated future cash flows using a discount rate commensurate with a borrowing rate available to us. The inputs used to estimate the fair value of long-term debt are considered Level 2 inputs.

Treasury Stock

We utilize the weighted average cost method in accounting for treasury stock transactions.

Revenue Recognition

Revenue is recognized when a fixed price contract or purchase order exists; delivery has occurred; and collection is reasonably assured. Selling terms are FOB Shipping Point so we consider our products delivered once they have been shipped and title and risk of loss have been transferred. Our consolidated net sales arising from contracts having deliveries scheduled over a period of more than one year for fiscal years 2012 and 2011 were approximately 51% and 51%, respectively, primarily because of the contract for the potted coil assembly.

Allowance for Doubtful Accounts

Gross trade accounts receivable are offset with an allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review the allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectability. Account balances are charged against the allowance when placed for collection. Recoveries of receivables previously written off are recorded when received. The majority of the customer accounts are considered past due after the invoice becomes older than the customer's credit terms. Interest is not charged on past due accounts. The allowance for doubtful accounts as of April 30, 2012 and 2011 was $12,000 and $11,000, respectively.

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, we consider all short-term investments and demand deposits purchased with original maturity dates of three months or less to be cash.

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

Advertising Costs

Advertising costs are expensed as incurred. For the years ended April 30, 2012 and 2011 advertising costs were $14,000 and $7,000, respectively.

Warranty Costs

We maintain a reserve for estimated warranty costs associated with products returned from customers. A limited warranty is provided for a period of one year which requires us to repair or replace defective products at no cost to the customer. The warranty reserve is based on historical experience and reflects management's best estimate of probable liability under the product warranties.

Share-Based Compensation

We have share-based compensation plans that include restricted stock and stock appreciation rights, which are described more fully in Notes 7 and 12 of the Notes to the Consolidated Financial Statements. We account for our share-based compensation plans in accordance with authoritative guidance under which the estimated fair value of share-based awards granted under our share-based compensation plans is recognized as compensation expense over the vesting period of the award.

NOTE 2—INVENTORIES

The following table summarizes the components of inventories, as of April 30 of each year:

	2012	2011
Raw materials	$848,000	$983,000
Work in process	296,000	300,000
Finished goods	85,000	118,000
	$1,229,000	$1,401,000

NOTE 3—FINANCING AGREEMENTS

On September 27, 2010, Torotel Products entered into a new financing agreement (the “agreement”) with Commerce Bank, N.A (the “Bank”).  The agreement provides for a revolving line of credit, a guidance line of credit, and a real estate term loan. Both Torotel, Inc. and Electronika, Inc. serve as additional guarantors to all notes described below. A summary of the notes within this agreement is provided below:

	Line of Credit	Mortgage note payable to Commerce Bank	Equipment loan note payable to Commerce Bank
Face amount	$500,000	$650,000	$500,000
Proceeds received	—	650,000	380,000
Unused borrowing capacity	500,000	—	120,000
Amount previously repaid	—	49,000	111,000
Total debt outstanding	$—	$601,000	$269,000

Rate	4.00%	4.63%	4.63%
Maturity date	September 26, 2012	September 26, 2015	September 26, 2015
Monthly payment	$—	$5,038	$7,123

Additional Criteria	Borrowing base limited to 75% of eligible receivables	15 year amortization schedule	Advance rate equal to 80% of the price of the equipment purchased

The revolving line of credit, to be used for working capital purposes, is renewable annually.  The associated interest rate is equal to the greater of the floating Commerce Bank Prime Rate (currently 3.25%) or a floor of 4% (as listed above).  Monthly repayments of interest only are required with the principal due at maturity.  This facility is cross collateralized and cross defaulted with all other facilities and is secured by a first lien on all business assets of Torotel Products.

The real estate loan is a refinancing of our previous real estate loan and equipment loans with the Bank of Blue Valley. Monthly repayments consisting of both interest and principal are required.  This facility is cross collateralized and cross defaulted with all other facilities and is secured by a first real estate mortgage on the property located at 620 North Lindenwood Drive in Olathe, Kansas.

The guidance line of credit is to be used for equipment purchases. Monthly repayments consisting of both interest and principal are required. This facility is cross collateralized and cross defaulted with all other facilities and is secured by a purchase money security interest in the assets purchased as well as a first lien on all business assets of Torotel Products.

Torotel Products is also required to comply with specified financial covenants and as of April 30, 2012, Torotel was in compliance with these covenants.

Information concerning Torotel's long-term indebtedness as of April 30 of each year is as follows:

	2012	2011
Mortgage note payable to Commerce Bank, maturing September 2015	$601,000	$632,000
Equipment loan note payable to Commerce Bank, maturing September 2015	269,000	340,000
Capital lease obligations	75,000	52,000
	945,000	1,024,000
Less: Current maturities	150,000	125,000
	$795,000	$899,000

The amount of long-term debt maturities by year is as follows:

Year Ending April 30,	Amount
2013	$150,000
2014	140,000
2015	123,000
2016	532,000
$945,000

NOTE 4—INCOME TAXES

The provision for income taxes reflected in the consolidated statements of operations differs from the amounts computed at the federal statutory tax rates. The principal differences between our statutory income tax expense and the effective provision for income taxes are summarized as follows:

	2012	2011
Computed tax expense (benefit) at statutory rates	$(5,000)	$228,000
Permanent differences	11,000	10,000
Change in effective tax rate	—	(481,000)
State tax credits and other	5,000	—
Increase (decrease) in valuation allowance	(11,000)	(357,000)
	$—	$(600,000)

The components of the provision (benefit) for income taxes are as follows:

	2012	2011
Current tax expense	$—	$8,000
Deferred tax benefit	—	(608,000)
	$—	$(600,000)
We have available as benefits to reduce future income taxes, subject to applicable limitations, the following estimated net operating loss ("NOL") carryforwards:

Year of Expiration	NOL Carryforwards
2013	$801,000
2019	2,268,000
2022	32,000
2023	1,000
2024	77,000
2026	253,000
2027	217,000
2029	28,000
2032	$225,000
$3,902,000
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
We record net deferred income tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. As of April 30, 2012, we anticipate the realization of a portion of our deferred income tax assets that are expected to reverse within the next few fiscal years. This amount is allocated between current and non-current portions on the consolidated balance sheet based upon when we believe the underlying items will reverse. We have adjusted the valuation allowance accordingly, which has reduced the provision for income taxes. We evaluate the appropriateness of our deferred income tax asset valuation allowance on a quarterly basis. This adjustment was made based upon evaluating the following positive and negative evidence:
Positive:

•	Taxable earnings have been present in recent years (with the exceptions of fiscal year 2010 and 2012);

•	The available carryforward periods of most of our net operating losses are of sufficient length and are at minimum risk of expiring unused;

•	We currently are performing on a contract that should enable us to sustain the current sales volume for the next few fiscal years; and

•	Our products are included in applications that generally have a longer lifecycle.

Negative:

•	We have a history of inconsistent earnings;

•
Long-term demand for the potted coil assembly used on the Hellfire II missile system is uncertain due to Department of Defense budget constraints and the possibility that the potted coil assembly could eventually be replaced;

•	The trend of positive and negative cycles may be difficult to predict due to the nature of our industry; and

•	We are in a highly competitive industry.

The following table summarizes the components of the net deferred income tax asset:

	2012	2011
Net operating loss carryforwards	$1,359,000	$1,425,000
Inventory valuation reserve	150,000	157,000
Amortization and impairment of intangibles	271,000	391,000
Loss on equity and impairment in investee	427,000	427,000
Tax credit carryforwards	143,000	148,000
Other	91,000	121,000
	2,441,000	2,669,000
Less: valuation allowance	1,833,000	2,061,000
	$608,000	$608,000
The tax credit carryforwards as presented above have no expiration date.

The net deferred tax assets are presented in the accompanying April 30, 2012 and 2011 balance sheets as follows:

	2012	2011
Current deferred income tax asset	$116,000	$250,000
Noncurrent deferred income tax asset	492,000	358,000
	$608,000	$608,000
As of April 30, 2012, the federal tax returns for the fiscal years ended 2008 through 2012 are open to audit until the statute of limitations closes for the years in which the net operating losses are utilized. Torotel would recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense. As of April 30, 2012, Torotel recorded no accrued interest or penalties related to uncertain tax positions. Management expects no significant change in the amount of unrecognized tax benefit, accrued interest or penalties within the next twelve months.

NOTE 5—COMMITMENTS AND CONTINGENCIES

We are obligated under several capital leases covering various computer hardware that expire at various dates during the next three years. All of these leases are non-cancellable and are presented in the accompanying consolidated financial statements as long-term debt. At April 30, 2012 and 2011, the gross amount of equipment and related accumulated amortization recorded under capital leases were as follows:

	2012	2011
Information technology equipment	$121,000	$52,000
Less accumulated amortization	(46,000)	(16,000)
	$75,000	$36,000

Amortization of assets held under capital lease is included with depreciation expense.

As part of our ongoing operations, we enter into arrangements that obligate us to make future payments to various parties. Some of these contractual obligations are not reflected on the accompanying consolidated balance sheets due to the nature of the obligations. Such obligations include operating leases for production space and for equipment. On July 30, 2010, we entered into a real estate lease agreement with 96-OP Prop, LLC to lease approximately 18,000 square feet for manufacturing injection molded products, electromechanical assemblies, and larger transformers.  This agreement commenced on September 1, 2010 and continues through February 28, 2014.  The lease agreement is incorporated by reference to Exhibit 10.8 of Form 8-K filed with the SEC on August 4, 2010.

Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods free of rent. Total rent expense for all operating leases for the years ended April 30, 2012 and 2011 was $229,000 and $124,000, respectively.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of April 30, 2012 are:

Year Ending April 30,	Capital Leases	Operating Leases
2013	$44,000	$154,000
2014	28,000	112,000
2015	4,000	—
	$76,000	$266,000

The future minimum capital lease payments of $76,000 include amounts representing interest of $1,000 which results in a present value of $75,000 for net minimum capital lease payments.

NOTE 6—EMPLOYEE INCENTIVE PLANS

Short-term Cash Incentive Plan

The Short-term Cash Incentive Plan ("STIP") became effective for fiscal year 2008. The purpose of the STIP is to promote the long-term financial performance of Torotel by providing key employees with the opportunity to earn cash awards for accomplishing annual goals for Return on Capital Employed ("ROCE") as defined in the Plan, which was filed as Exhibit 10.8 of Form 10-KSB for the fiscal year ended April 30, 2007, and is herein incorporated by reference. There were no awards for the years ended April 30, 2012 and 2011.

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

Long-term Cash Incentive Plan

The Long-term Cash Incentive Plan ("LTCIP") provides key employees with the opportunity to earn cash awards for accomplishing plan goals based on predetermined targets for average annual sales and earnings growth, ROCE and debt to equity. Under the terms of the LTCIP, awards will not be paid if Torotel's performance on any LTCIP metric is less than the threshold level of performance defined for that LTCIP metric. There were no LTCIP awards for the years ended April 30, 2012 and 2011.

401(k) Retirement Plan

We have a 401(k) Retirement Plan for Torotel Products' employees. Employer contributions to the Plan are at the discretion of the Board of Directors. Employer contributions to the Plan for the years ended April 30, 2012 and 2011 were $10,000 and $5,000, respectively.

NOTE 7—RESTRICTED STOCK AGREEMENTS

Restricted Stock Agreements are authorized by the Compensation and Nominating Committee ("Committee") and the Board of Directors of Torotel. The Committee and the Board have determined that the interests of Torotel and its stockholders will be promoted by hiring talented individuals and, to induce such individuals to accept employment with Torotel, the Committee and the Board believe a key component of such individuals' compensation should be granting equity ownership opportunities based upon the acceptance of employment and the continuing employment of such individual, subject to certain conditions and restrictions. The Restricted Stock Agreements afford the grantees all of the rights of a stockholder with respect to the award shares, including the right to vote such shares and to receive dividends and other distributions payable with respect to such shares since the Date of Award. Under the terms of each agreement, the non-vested shares are restricted as to disposition and subject to forfeiture under certain circumstances. The agreements further provide, subject to certain conditions, that if prior to all of the restricted shares having been released, we undergo a change in control, then all of the restricted shares shall be released and no longer subject to restrictions under the agreements.The restricted shares are treated as non-vested stock; accordingly, the fair value of the restricted stock at the date of award is offset against capital in excess of par value in the accompanying consolidated balance sheets under stockholders' equity.

We executed Restricted Stock Agreements dated August 7, 2007, with eight key employees pursuant to the Stock Award Plan ("SAP"). The SAP provided key employees the opportunity to acquire newly issued common stock of Torotel pursuant to awards earned for accomplishing goals that promote the long-term financial performance of our business. The terms of the SAP, were filed as Exhibit 10.9 of Form 10-KSB for the fiscal year ended April 30, 2007. These were newly issued shares from the number of authorized shares remaining to be issued. Stock compensation cost for the existing restricted stock awards, net of an appropriate pre-vesting forfeiture rate, was recorded per quarter during the remaining vesting period during which the financial performance metrics as outlined in the Restricted Stock Agreement were anticipated as likely to be attained. However, due to the mid-year projections developed in the second quarter of fiscal year 2012, the likelihood of achieving the financial performance metrics as outlined in the Restricted Stock Agreement was classified as remote. As a result, we stopped amortizing the stock compensation cost associated with the restricted stock awarded on August 7, 2007 and recovered the previously amortized stock compensation cost of $117,000 in the second quarter ended October 31, 2011. The remaining outstanding shares associated with the restricted stock awards dated August 7, 2007, were forfeited by the employees in accordance with the SAP, and were converted to treasury shares on January 27, 2012. The forfeiture is summarized in the table below.

On September 2, 2009, we entered into Restricted Stock Agreements with two key employees (Messrs. Sizemore and Serrone) pursuant to the SAP. The aggregate amount of the restricted stock awards was 250,000 shares of common stock, $0.01 par value per share. These shares were transferred from treasury shares. Based on the market price of $0.27 for our common stock as of September 2, 2009, the fair value of the restricted stock at the date of award was $67,500. Stock compensation cost net of an appropriate pre-vesting forfeiture rate is recorded per quarter for the remainder of the vesting period provided the financial performance metrics as outlined in the SAP are likely to be attained.

Total stock compensation cost for the years ended April 30, 2012 and 2011 was a credit of $106,000 and an expense of $55,000, respectively. Restricted stock activity for each period through April 30 is summarized as follows:

	2012		2011
	Restricted Shares Under Option	Weighted Average Grant Price	Restricted Shares Under Option	Weighted Average Grant Price
Outstanding at May 1	562,900	$0.398	607,350	$0.405
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	(312,900)	0.500	(44,450)	0.500
Outstanding at April 30	250,000	$0.270	562,900	$0.398

NOTE 8—STOCKHOLDERS' EQUITY

The changes in shares of common stock outstanding as of April 30 of each year are summarized as follows:

	2012	2011
Balance, May 1	5,828,650	5,873,100
Restricted stock activity	(312,900)	—
Treasury stock activity	—	(44,450)
Balance, April 30	5,515,750	5,828,650

NOTE 9—EARNINGS PER SHARE

Basic and diluted earnings per share are computed using the two-class method. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Per share amounts are computed by dividing net income attributable to common shareholders by the weighted average shares outstanding during each period.

The basic earnings per common share were computed as follows:

	2012	2011
Net earnings	$(16,000)	$1,256,000
Amounts allocated to participating securities (nonvested restricted shares)	—	126,000
Net income attributable to common shareholders	$(16,000)	$1,130,000
Basic weighted average common shares	5,265,750	5,262,740
Earnings per share attributable to common shareholders:
Basic earnings per share	$—	$0.21

ASC 260, Earnings per Share, provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be participating securities and must be included in the computation of earnings per share pursuant to the two-class method.  Diluted earnings per share is not presented as we do not have any shares considered incremental and dilutive.

NOTE 10—ACCRUED LIABILITIES

Accrued liabilities as of April 30 of each year consist of the following:

	2012	2011
Employee related expenses:
Accrued payroll	$111,000	$110,000
Accrued payroll taxes	42,000	40,000
Accrued employee benefits	43,000	28,000
	196,000	178,000
Other, including interest:
Warranty reserve	20,000	36,000
Property taxes	12,000	24,000
Deferred director compensation	52,000	80,000
Other	1,000	18,000
	85,000	158,000
	$281,000	$336,000

NOTE 11—INFORMATION ABOUT MAJOR CUSTOMERS

Sales to one major customer as a percentage of consolidated net sales as of April 30 of each year was the following:

	2012	2011
Sales to a major customer as a % of net sales	51%	43%

NOTE 12—STOCK APPRECIATION RIGHTS

The board of directors of Torotel approved the Directors Stock Appreciation Rights Plan (the "Plan") for non-employee directors in September 2004. This plan was filed as Exhibit 10.4 of the form 10-QSB for the quarter ended October 31, 2004.

Each SAR granted as a part of the plan may be exercised to the extent that the Grantee is vested in such SAR. The SARs will vest according to the following schedule:

Number of Years the Grantee has remained a Torotel director following the Date of Grant	Shares represented by a SAR in which a Grantee is Vested
Under one	—%
At least one but less than two	33%
At least two but less than three	67%
Three or more	100%

A Grantee shall become fully vested in each of his or her SARs under the following circumstances: (i) upon termination of the Grantee's service as a director of Torotel for reasons of death, disability or retirement; (ii) if the Compensation and Nominating Committee (the "Committee"), in its sole discretion, determines that acceleration of the SAR vesting schedule would be desirable for Torotel; or (iii) if Torotel shall, pursuant to action by its Board of Directors, at any time propose to merge into, consolidate with, or sell or otherwise transfer all or substantially all of its assets to another corporation, and provision is not made pursuant to the terms of such transaction for the assumption by the surviving, resulting or acquiring corporation of outstanding SARs or for substitution of new SARs therefore, the Committee shall cause written notice of the proposed transaction to be given to each

Grantee not less than twenty days prior to the anticipated effective date of the proposed transaction, and his or her SARs shall become fully vested and, prior to a date specified in such notice, which shall be not more than ten days prior to the anticipated effective date of the proposed transaction, each Grantee shall have the right to exercise his or her SARs.

In accordance with ASC 718, compensation expense is recognized over the vesting period based upon the estimated fair value of the SARs pursuant to the terms of the Plan using the Black-Scholes options-pricing model as of the end of each financial reporting period. The stock volatility rate was determined using the historical volatility rates of our common stock based on the weekly closing price of our stock. The expected life represents the actual life as well as the use of the simplified method prescribed by the SEC, which uses the average of the vesting period and expiration period of each group of SARs. The interest rates used were the government Treasury bill rate on the date of valuation. Dividend yield was based on the historical policy that we have not issued any form of dividend since 1985.

SARs transactions for each period though April 30 are summarized as follows:

	2012		2011
	SARs Under Option	Weighted Average Grant Price	SARs Under Option	Weighted Average Grant Price
Outstanding at beginning of year	240,000	$0.407	240,000	$0.418
Granted	40,000	$0.558	40,000	$0.300
Exercised	—	$—	(20,000)	$0.425
Forfeited	—	$—	(20,000)	$0.310
Outstanding at end of year	280,000	$0.429	240,000	$0.407
SARs exercisable at end of year	210,000	$0.439	180,000	$0.439
Weighted average fair value of SARs granted during the year		$0.256		$0.560

The following information applies to SARs outstanding for each year through April 30:

	2012	2011
Number outstanding	280,000	240,000
Range of grant prices, upper limit	$0.695	$0.695
Range of grant prices, lower limit	$0.208	$0.208
Weighted average grant price	$0.429	$0.407
Weighted average contractual life remaining (in years)	5.28	5.67
10-day average market price	$0.270	$0.560
Weighted average stock volatility	135.82%	133.90%
Weighted average expected life	4.86	3.00
Weighted average risk free rate	0.95%	2.17%
Weighted average dividend yield	—%	—%
Weighted average fair value price	$0.278	$0.444
Total vested SARs	210,000	180,000
Weighted average aggregate fair value	$6,650	$16,780
Weighted average aggregate intrinsic value	$220	$6,605
Total compensation expense (benefit)	$(28,000)	$52,000
Unrecognized compensation expense related to non-vested SARs granted	$9,000	$28,000
Expected period to recognize compensation expense related to non-vested SARs granted (in years)	1.90	1.43
Total liability for SARs on consolidated balance sheets	$52,000	$80,000

NOTE 13—AGREEMENTS WITH RELATED PARTY

Electronika's requirements for the ballast transformers are outsourced pursuant to a Manufacturing Agreement (“Agreement”) with Magnetika, a corporation owned by the Caloyeras family. Under the terms of the Agreement, Magnetika provides all necessary raw material, labor, testing, packaging and related services required to complete the manufacture, delivery and sale of the ballast transformers, and Electronika is obligated to order all of its ballast transformer requirements exclusively from Magnetika. Electronika retains ownership of all designs, drawings, specifications and intellectual property rights associated with the ballast transformers. In exchange for the services provided to Electronika under the Agreement, Magnetika receives 40% of the net sales price of all ballast transformers sold by Electronika. The initial 10 year term of the Agreement expired on April 1, 2012; however, pursuant to the terms, the Agreement continues on a year-to-year basis until cancelled by either party. In the fiscal year ended April 30, 2012, Electronika incurred costs of $8,000 for goods purchased on trade terms of net 20 days pursuant to the Agreement. Of the amount purchased, $1,000 was due and payable as of April 30, 2012. In the fiscal year ended April 30, 2011, Electronika incurred costs of $21,000 for goods purchased. Of the amount purchased, $5,000 was due and payable as of April 30, 2011.

NOTE 14—CUSTOMER DEPOSITS

The contract for the potted coil assembly, dated March 7, 2012, provides for milestone payments in the aggregate amount of $1,400,000 to be paid by the customer. This aggregate amount will be used to procure raw materials and to establish a 500-piece finished goods buffer. These milestone payments will be recovered by the customer ratably over the course of the contract as invoices are paid. As of April 30, 2012, we had not yet received any milestone payments associated with this new contract. In accordance with its revenue recognition policy, we will recognize revenue on this contract upon monthly shipment of the product.

Torotel received milestone payments in the aggregate amount of $1,337,000 from the previous contract for the potted coil assembly, which had its final shipments made in April 2012. Our liability for unrecovered milestone payments associated with this contract was $116,000. This net amount is reflected as a customer deposit under current liabilities in the accompanying consolidated balance sheet as of April 30, 2012.

For certain customers, we collect payment of the shipment at the time the order is placed. These deposits are classified as a liability and will be recognized as revenue at the time of shipment in accordance with our revenue recognition policy. As of April 30, 2012 we had approximately $90,000 in customer deposits related to this arrangement.

NOTE 15—ENTERPRISE RESOURCE MANAGEMENT SYSTEM RECOVERABILITY

We have determined that the enterprise resource management system (the “ERP system”) implemented in November 2010 is not appropriate for long-term use based on certain functionalities not performing as promised. After discussions with the ERP system provider, we received a partial refund of $40,000 subsequent to April 30, 2011, that was applied to the carrying amount of the software. Subsequent to the change in carrying amount, we evaluated the asset for existence of impairment. After determining that impairment indicators exist (the discontinuation of the ERP system will more likely than not occur prior to the end of its useful life), we evaluated recoverability by comparing undiscounted cash flows provided by the ERP system to the carrying value of the asset. Since the ERP system is integral to the operations of our business, entity level cash flows were used in this test. We are expected to generate undiscounted cash flows in excess of the carrying amount of the software so no impairment loss adjustment is necessary. We anticipate that a new ERP system will be implemented on November 1, 2012.

NOTE 16 — OUT OF PERIOD ADJUSTMENT

During the first quarter of fiscal year 2012, we discovered errors in our restricted stock accounting that affect fiscal years 2008 to 2011. We incorrectly applied guidance contained in ASC 718 Compensation -Stock Compensation related to the reversal of previously amortized compensation expense at the time of forfeiture (due to employee termination). We also did not apply a pre-vesting forfeiture rate to our stock compensation amortization expense. These errors resulted in an understatement of our net income or overstatement of our net loss in fiscal years 2008, 2009, 2010, and 2011 that was determined immaterial to our prior year financial statements, as detailed below.

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

NOTE 17 - SUBSEQUENT EVENT

In our Form 10-Q for the quarter ended January 31, 2012, we disclosed that an evaluation of the injection molded products was being undertaken to determine if re-designing the products would enable us improve our position in this market.  Based on this review and subsequent to April 30, 2012, we have decided not to move forward with a re-design and will discontinue production of the injection molded business effective with the conclusion of the existing orders in July 2012.

In conjunction with this decision, we have completed an impairment analysis of the long-term assets associated with the injection molded products.  Based upon this analysis, we have concluded that no impairment adjustment is necessary as of April 30, 2012, or as of the date of this report.  We anticipate that the process of selling the equipment associated with the injection molding business will commence subsequent to the date of this report and prior to the end of the first quarter of fiscal year 2013.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to Torotel's 2012 Proxy Statement under the sections titled "Voting Securities and Principal Holders Thereof", "Proposal One—Election to the Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", to be filed with the SEC no later than 120 days after the end of our most recent fiscal year.

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

ITEM 11.    Executive Compensation

The information required by this Item is incorporated by reference to Torotel's 2012 Proxy Statement under the section titled "Executive Officer Compensation", to be filed with the SEC no later than 120 days after the end of our most recent fiscal year.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to Torotel's 2012 Proxy Statement under the sections titled "Voting Securities and Principal Holders Thereof" and "Proposal One—Election to the Board of Directors", to be filed with the SEC no later than 120 days after the end of our most recent fiscal year.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to Torotel's 2012 Proxy Statement under the section titled "Certain Relationships and Legal Proceedings", to be filed with the SEC no later than 120 days after the end of our most recent fiscal year.

ITEM 14.    Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to Torotel's 2012 Proxy Statement under the section titled "Fees Paid to the Independent Accountants", to be filed with the SEC no later than 120 days after the end of our most recent fiscal year.

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

By:	/s/ DALE H. SIZEMORE, JR.		By:	/s/ H. JAMES SERRONE
	Dale H. Sizemore, Jr. Chief Executive Officer			H. James Serrone Chief Financial Officer

	Date:	July 24, 2012		Date:	July 24, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ DALE H. SIZEMORE, JR.		By:	/s/ ANTHONY L. LEWIS
	Dale H. Sizemore, Jr. Chairman of the Board, President, Chief Executive Officer and Director			Anthony L. Lewis Director

	Date:	July 24, 2012		Date:	July 24, 2012

By:	/s/ RICHARD A. SIZEMORE		By:	/s/ STEPHEN K. SWINSON
	Richard A. Sizemore Director			Stephen K. Swinson Director

	Date:	July 24, 2012		Date:	July 24, 2012

By:	/s/ BARRY B. HENDRIX
Barry B. Hendrix Director

	Date:	July 24, 2012