Form 10-Q
period 2012-07-31
TOROTEL INC
filed 2012-09-13
CIK 98752

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

or

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

As of September 12, 2012, there were 5,515,750 shares of Common Stock, $.01 par value, outstanding.

TOROTEL, INC AND SUBSIDIARIES

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	July 31, 2012	April 30, 2012
ASSETS
Current assets:
Cash	$428,000	$308,000
Trade receivables, net	1,536,000	1,408,000
Inventories	1,299,000	1,229,000
Prepaid expenses and other current assets	112,000	71,000
Deferred income taxes	60,000	116,000
	3,435,000	3,132,000

Property, plant and equipment, net	1,582,000	1,586,000

Deferred income taxes	492,000	492,000
Other assets	56,000	56,000

Total Assets	$5,565,000	$5,266,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$146,000	$150,000
Trade accounts payable	674,000	658,000
Accrued liabilities	248,000	281,000
Customer deposits	471,000	206,000
	1,539,000	1,295,000

Long-term debt, less current maturities	762,000	795,000

Stockholders' equity:
Common stock; par value $0.01; 6,000,000 shares authorized; 5,515,750 shares issued and outstanding	60,000	60,000
Capital in excess of par value	12,323,000	12,319,000
Accumulated deficit	(9,100,000)	(9,184,000)
Treasury stock, at cost	(19,000)	(19,000)
	3,264,000	3,176,000

Total Liabilities and Stockholders' Equity	$5,565,000	$5,266,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	July 31, 2012	July 31, 2011
Net sales	$2,912,000	$2,548,000
Cost of goods sold	2,030,000	1,908,000
Gross profit	882,000	640,000
Operating expenses:
Engineering	153,000	166,000
Selling, general and administrative	578,000	721,000
	731,000	887,000
Earnings (loss) from operations	151,000	(247,000)
Other expense:
Interest expense, net	11,000	12,000

Earnings (loss) before provision for income taxes	140,000	(259,000)
Provision for income taxes	56,000	—
Net earnings (loss)	$84,000	$(259,000)
Basic earnings (loss) per share	$0.02	$(0.05)

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	July 31, 2012	July 31, 2011
Cash flows from operating activities:
Net earnings (loss)	$84,000	$(259,000)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Stock compensation cost amortized	4,000	3,000
Depreciation	86,000	71,000
Deferred income tax expense	56,000	—
Loss on impairment	59,000	—
Change in value of stock appreciation rights	7,000	(11,000)
Increase (decrease) in cash flows from operations resulting from changes in:
Trade receivables	(128,000)	915,000
Inventories	(110,000)	68,000
Prepaid expenses and other assets	(41,000)	(77,000)
Trade accounts payable	16,000	(135,000)
Accrued liabilities	(40,000)	(81,000)
Customer deposits	265,000	(233,000)
Income taxes payable	—	(8,000)
Net cash provided by operating activities	258,000	253,000

Cash flows from investing activities:
Capital expenditures	(101,000)	(72,000)
Net cash used in investing activities	(101,000)	(72,000)

Cash flows from financing activities:
Principal payments on long-term debt	(26,000)	(25,000)
Payments on capital lease obligations	(11,000)	(8,000)
Net cash used in financing activities	(37,000)	(33,000)

Net increase in cash	120,000	148,000
Cash, beginning of period	308,000	490,000
Cash, end of period	$428,000	$638,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$11,000	$12,000
Income taxes	$—	$8,000
Non-cash investing and financing activities:
Capital expenditure	$—	$(41,000)
Proceeds from capital lease	$—	$41,000

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The consolidated condensed balance sheet as of April 30, 2012, which has been derived from audited financial statements, is accompanied by the unaudited interim consolidated condensed financial statements, which reflect the normal recurring adjustments that in the opinion of management are necessary to present fairly Torotel’s consolidated financial position at July 31, 2012, and the consolidated results of operations for the three months ended July 31, 2012, and July 31, 2011.

The unaudited interim consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although management believes the disclosures made are adequate to make the information not misleading. The financial statements contained herein should be read in conjunction with Torotel’s consolidated financial statements and related notes filed on Form 10-K for the year ended April 30, 2012.

NOTE 2 — NATURE OF OPERATIONS

Torotel, Inc. (“Torotel”) conducts business primarily through three wholly owned subsidiaries, Torotel Products, Inc. (“Torotel Products”), Torotel Manufacturing Corp. (“TMC”), and Electronika, Inc. (“Electronika”).  TMC provides manufacturing services to Torotel Products.  Torotel specializes in the custom design and manufacture of a wide variety of precision magnetic components, consisting of transformers, inductors, reactors, chokes, toroidal coils, high voltage transformers, dry-type transformers and electro-mechanical assemblies, for use in commercial, industrial and military electronics.  Torotel also distributes ballast transformers for the airline industry.

NOTE 3—INVENTORIES

The following table summarizes the components of inventories:

	July 31, 2012	April 30, 2012
Raw materials	$866,000	$848,000
Work in process	332,000	296,000
Finished goods	101,000	85,000
	$1,299,000	$1,229,000

NOTE 4—FINANCING AGREEMENTS

Torotel Products has a financing agreement (the “agreement”) with Commerce Bank, N.A (the “Bank”).  The agreement provides for a revolving line of credit, a guidance line of credit, and a real estate term loan. Both Torotel, Inc. and Electronika, Inc. serve as additional guarantors to all notes described below. A summary of the notes within this agreement is provided below:

	Line of Credit	Mortgage note payable to Commerce Bank	Equipment loan note payable to Commerce Bank
Face amount	$500,000	$650,000	$500,000
Proceeds received	—	650,000	380,000
Unused borrowing capacity	500,000	—	120,000
Amount previously repaid	—	57,000	129,000
Total debt outstanding	$—	$593,000	$251,000

Rate	4.00%	4.63%	4.63%
Maturity date	September 26, 2012	September 26, 2015	September 26, 2015
Monthly payment	$—	$5,038	$7,123

Additional Criteria	Borrowing base limited to 75% of eligible receivables	15 year amortization schedule	Advance rate equal to 80% of the price of the equipment purchased

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

The mortgage note is a refinancing of our previous real estate loan and equipment loans with the Bank of Blue Valley. Monthly payments consisting of both interest and principal are required.  This facility is cross collateralized and cross defaulted with all other facilities and is secured by a first real estate mortgage on the property located at 620 North Lindenwood Drive in Olathe, Kansas.

The equipment note is a guidance line of credit to be used for equipment purchases. Monthly repayments consisting of both interest and principal are required. This facility is cross collateralized and cross defaulted with all other facilities and is secured by a purchase money security interest in the assets purchased as well as a first lien on all business assets of Torotel Products.

Torotel Products is also required to comply with specified financial covenants. As of July 31, 2012, Torotel was in compliance with these covenants.

NOTE 5—INCOME TAXES

Our effective income tax rates were 39.6% for the three months ended July 31, 2012 and 0% for the same period in the prior year. The effective tax rate for the three months ended July 31, 2012 is higher than the comparable prior year period primarily due to operating earnings generated in the first three months of fiscal year 2013 as opposed to the loss incurred in the first three months of fiscal year 2012.

As of July 31, 2012, the federal tax returns for the fiscal years ended 2008 through 2012 are open to audit until the statute of limitations closes for the years in which the net operating losses are utilized. We would recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense. As of July 31, 2012, we recorded no accrued interest or penalties related to uncertain tax positions. We expect no significant change in the amount of unrecognized tax benefit, accrued interest or penalties within the next twelve months.

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

Total stock compensation cost for the periods ended July 31, 2012 and 2011 was $4,000 and $3,000, respectively.

Restricted stock activity for each period through July 31 is summarized as follows:

	2012		2011
	Restricted Shares Under Option	Weighted Average Grant Price	Restricted Shares Under Option	Weighted Average Grant Price
Outstanding at May 1	250,000	$0.270	562,900	$0.398
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Outstanding at July 31	250,000	$0.270	562,900	$0.398

NOTE 7—STOCKHOLDERS' EQUITY

The changes in shares of common stock outstanding as of July 31 of each year are summarized as follows:

	2012	2011
Balance, May 1	5,515,750	5,828,650
Restricted stock activity	—	—
Treasury stock activity	—	—
Balance, July 31	5,515,750	5,828,650

NOTE 8—EARNINGS PER SHARE

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

The basic earnings per common share were computed as follows:

	2012	2011
Net earnings (loss)	$84,000	$(259,000)
Amounts allocated to participating securities (nonvested restricted shares)	(4,000)	—
Net income (loss) attributable to common shareholders	$80,000	$(259,000)
Basic weighted average common shares	5,265,750	5,265,750
Earnings (loss) per share attributable to common shareholders:
Basic earnings (loss) per share	$0.02	$(0.05)

ASC 260, Earnings per Share, provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be participating securities and must be included in the computation of earnings per share pursuant to the two-class method.  Diluted earnings per share is not presented as we do not have any shares considered incremental and dilutive.

NOTE 9—STOCK APPRECIATION RIGHTS

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

SARs transactions for each period though July 31 are summarized as follows:

	2012		2011
	SARs Under Option	Weighted Average Grant Price	SARs Under Option	Weighted Average Grant Price
Outstanding at beginning of period	280,000	$0.429	240,000	$0.407
Granted	40,000	$0.270	40,000	$0.560
Exercised	—	$—	—	$—
Forfeited	—	$—	—	$—
Outstanding at end of period	320,000	$0.409	280,000	$0.428
SARs exercisable at end of period	243,300	$0.418	210,000	$0.428
Weighted average fair value of SARs granted during the period		$0.270		$0.560

The following information applies to SARs outstanding for each period through July 31:

	2012	2011
Number outstanding	320,000	280,000
Range of grant prices, upper limit	$0.695	$0.695
Range of grant prices, lower limit	$0.208	$0.208
Weighted average grant price	$0.418	$0.428
Weighted average contractual life remaining (in years)	5.61	6.04
10-day average market price	$0.270	$0.560
Weighted average stock volatility	143.73%	134.74%
Weighted average expected life	4.84	3.00
Weighted average risk free rate	0.69%	1.54%
Weighted average dividend yield	—%	—%
Weighted average fair value price	$0.389	$0.444
Total vested SARs	243,300	210,000
Aggregate fair value	$57,000	$69,000
Aggregate intrinsic value	$2,400	$42,000
Total compensation expense (benefit)	$6,800	$(11,000)
Unrecognized compensation expense related to non-vested SARs granted	$18,000	$23,000
Expected period to recognize compensation expense related to non-vested SARs granted (in years)	2.28	2.23
Total liability for SARs on consolidated balance sheets	$59,000	$69,000

NOTE 10—CUSTOMER DEPOSITS

The contract for the potted coil assembly, dated March 7, 2012, provides for milestone payments in the aggregate amount of $1,400,000 to be paid by the customer. This aggregate amount will be used to procure raw materials and to establish a 500-piece finished goods buffer. These milestone payments will be recovered by the customer ratably over the course of the contract as invoices are paid. As of July 31, 2012, we have received milestone payments associated with this new contract in the amount of $432,000. This amount is reflected as a customer deposit under current liabilities in the accompanying consolidated balance sheet as of July 31, 2012. In accordance with our revenue recognition policy, we will recognize revenue on this contract upon monthly shipment of the product.

Torotel received milestone payments in the aggregate amount of $1,337,000 from the previous contract for the potted coil assembly, which had its final shipments made in April 2012. Our liability for unrecovered milestone payments associated with this contract was $22,000. This net amount is also reflected as a customer deposit under current liabilities in the accompanying consolidated balance sheet as of July 31, 2012.

For certain customers, we collect payment at the time the order is placed. These deposits are classified as a liability and will be recognized as revenue at the time of shipment in accordance with our revenue recognition policy. As of July 31, 2012 we had approximately $17,000 in customer deposits related to this arrangement.

NOTE 11 — CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable.  We grant unsecured credit to most of our customers.  We do not believe that we are exposed to any extraordinary credit risk as a result of this policy.  At various times, and at July 31, 2012, cash balances exceeded federally insured limits.  As a result of this, we have incurred no losses in the cash accounts and we do not believe we are exposed to any significant credit risk with respect to our cash.

NOTE 12—ENTERPRISE RESOURCE MANAGEMENT SYSTEM RECOVERABILITY

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

NOTE 13 - ASSET IMPAIRMENT

During the first quarter ended July 31, 2012, we discontinued production of the injection molded products effective with the conclusion of the existing orders in July 2012. In conjunction with this decision and subsequent to July 31, 2012, we finalized our review of both current and long-term assets associated with the injection molded products.  After reviewing our inventory and property, plant, and equipment related to the injection molded products, we have concluded that the following impairments are necessary as of July 31, 2012:

July 31, 2012
Equipment	$19,000
Inventory	40,000
Total	$59,000

The process of selling the equipment associated with the injection molding products has begun but a timeline for completing the sale process remains uncertain as of the date of this report.

NOTE 14 — OUT OF PERIOD ADJUSTMENT

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

Torotel Products is engaged in the custom design and manufacture of a wide variety of precision magnetic components consisting of transformers, inductors, reactors, chokes, toroidal coils, high voltage transformers, dry-type transformers and electro-mechanical assemblies for use in military, aerospace and industrial electronic applications. These products are used to modify and control electrical voltages and currents in electronic devices. Torotel Products sells these products to original equipment manufacturers, which use them in applications such as:

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

The industry mix of Torotel Products’ net sales for the first three months of fiscal year 2013 was 63% defense, 14% industrial, and 22% aerospace compared to 55% defense, 25% industrial and 20% aerospace for the same period in fiscal year 2012. Also, approximately 97% of Torotel’s sales during the first three months of fiscal year 2013 have been derived from domestic customers.

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

Business and Industry Considerations

Defense Markets

During the first three months of fiscal years 2013 and 2012, the amount of consolidated revenues derived from contracts with prime contractors of the U.S. Department of Defense (“DoD”) was approximately 63% and 62%, respectively. As a result, our financial results in any period could be impacted substantially by spending cuts in the DoD budget and the funds appropriated for certain military programs.

     Notwithstanding the uncertainty associated with the DoD budget, we believe our overall defense business outlook remains favorable due to the present demand for the potted coil assembly for the Hellfire II missile system and existing orders for electro-mechanical assemblies from major defense contractors. As of July 31, 2012, our consolidated order backlog for the defense market was nearly $7.1 million, which included $4.6 million for the potted coil assembly.

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

We anticipate that near-term demand for aerospace and industrial products will remain consistent with current demand. We also believe that the long-term outlook remains positive because of the nature of the customers' applications for these products; however, the fragile economic recovery and the inventory of Boeing 787's in partially completed stages will likely hinder any near-term increase in demand. As of July 31, 2012, our consolidated order backlog for the aerospace and industrial markets was $1.3 million.

New Opportunities and Earnings Outlook

Lower than anticipated order bookings during the first nine months of fiscal year 2012 triggered personnel reductions and other spending cuts throughout fiscal year 2012. This trend in order activity reversed itself during the fourth quarter of fiscal year 2012 with the receipt of the new contracts for the potted coil assembly and the electro-mechanical assemblies. As a result of these new orders, the consolidated backlog was $9.8 million at the beginning of fiscal year 2013. The higher order activity has continued into the first quarter of fiscal year 2013. These factors combined have us anticipating improved sales and profits in fiscal year 2013.

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

Net Sales

Three months ended July 31,	2012	2011
Torotel Products:
Magnetic components	$1,395,000	$1,122,000
Potted coil assembly	1,399,000	1,239,000
Electro-mechanical assemblies	48,000	125,000
Injection molded products	70,000	59,000
Total Torotel Products	$2,912,000	$2,545,000
Electronika	$—	$3,000
Total consolidated net sales	$2,912,000	$2,548,000

Consolidated net sales in the first three months of fiscal year 2013 increased 14%. Torotel Products' net sales increased 14% primarily due to higher demand for the potted coil assembly for the Hellfire II missile system and magnetic components primarily for downhole drilling applications.. The lower demand for electro-mechanical assemblies was due to the conclusion of a defense-related contract in the prior year period. Electronika's net sales represented a small portion of consolidated net sales and decreased $3,000. Electronika's sales continue to fluctuate within a small range as overall demand for the ballast transformers is very limited.

Gross Profit

Three months ended July 31,	2012	2011
Torotel Products:
Gross profit	$882,000	$638,000
Gross profit % of net sales	30%	25%
Electronika:
Gross profit	$—	$2,000
Gross profit % of net sales	—	60%
Combined:
Gross profit	$882,000	$640,000
Gross profit % of net sales	30%	25%

Consolidated gross profit as a percentage of net sales in the first three months of fiscal year 2013 increased 5% as compared to the first three months of fiscal year 2012. The gross profit percentage of Torotel Products increased 5% because of lower direct labor costs associated with the personnel reductions implemented in the past year and higher sales demand without a corresponding increase in fixed production costs. The gross profit percentage of Electronika declined as there were no sales in the first quarter of fiscal year 2013.

Operating Expenses

Three months ended July 31,	2012	2011
Engineering	$153,000	$166,000
Selling, general and administrative	578,000	721,000
Total	$731,000	$887,000

Engineering expense decreased 8% primarily due to a decrease in payroll expense.

Selling, general, and administrative expenses decreased 20% primarily due to a $96,000 decrease in payroll costs related to a reduction in the sales staff and a $47,000 decrease in professional fees.

Earnings (Loss) from Operations

Three months ended July 31,	2012	2011
Torotel Products	$247,000	$(133,000)
Electronika	—	2,000
Torotel	(96,000)	(116,000)
Total	$151,000	$(247,000)

For the reasons discussed above, consolidated earnings from operations increased by $398,000.

Other Earnings Items

Three months ended July 31,	2012	2011
Earnings (loss) from operations	$151,000	$(247,000)
Interest expense	11,000	12,000
Earnings (loss) before income taxes	140,000	(259,000)
Provision for income taxes	(56,000)	—
Net earnings (loss)	$84,000	$(259,000)

Our effective income tax rates were 39.6% for the three months ended July 31, 2012 and 0% for the same period in the prior year. The effective tax rate for the three months ended July 31, 2012 is higher than the comparable prior year period due to operating earnings generated in the first three months of fiscal year 2013 as opposed to the loss incurred in the first three months of fiscal year 2012. For additional discussion related to Income Taxes, see Note 5 to our condensed consolidated financial statements.

Return on Capital Employed
Return on Capital Employed ("ROCE") is the primary benchmark used by management to evaluate Torotel's performance. ROCE measures how effectively and efficiently net operating assets ("NOA") are used to generate income before interest and taxes (EBIT). For these purposes, NOA, or Capital Employed, is defined as "accounts receivable + inventory + net fixed assets + miscellaneous operating assets - accounts payable - miscellaneous operating liabilities". The performance of Torotel's management and the majority of its decisions will be measured by whether Torotel's ROCE improves. For the fiscal years ended April 30, 2012 and 2011, Torotel's ROCE was 1.23% and 17.59%, respectively. The ROCE for the 12-month trailing period ended July 31, 2012 was 11.68%. This change in ROCE is primarily attributed to lower operating income generated in the second and third quarters of fiscal year 2012 as result of lower sales and higher fixed costs.

Liquidity and Capital Resources

As of July 31, 2012, Torotel had $428,000 in cash compared to $308,000 as of April 30, 2012 and $638,000 as of July 31, 2011. The factors contributing to the differences from period to period are discussed below. The table below presents the summary of cash flow for the three month periods indicated through July 31.

	2012	2011
Net cash provided by operating activities	$258,000	$253,000
Net cash used in investing activities	$(101,000)	$(72,000)
Net cash used in financing activities	$(37,000)	$(33,000)

Operating Activities

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in operating earnings, the timing of shipments and the collection of accounts receivable, changes in inventory, level of sales and payment of accounts payable.  We do not anticipate any significant changes in the amount of cash flow from operations in the near-term.

Investing Activities
The $101,000 of cash used in investing activities in the first three months of fiscal year 2013 was the result of capital expenditures.  This amount was primarily related to the ongoing implementation of our new enterprise resource planning system.  We do not anticipate a significant amount of additional capital expenditures during the remainder of fiscal year 2013 other than expenditures related to our implementation of the ERP system which is anticipated to be $100,000.

Financing Activities
The $37,000 of cash used in financing activities in the first three months of fiscal year 2013 is the result of payments on long-term debt and capital lease obligations.

Capital Resources
We believe the projected cash flow from operations, combined with existing cash balances, will be sufficient to meet funding requirements for the foreseeable future.  Torotel has a $500,000 bank line of credit available, which we anticipate could be utilized to help fund any working capital requirements. As of July 31, 2012, the entire credit line was available and we anticipate renewal of the credit line on similar terms.

We believe that inflation will have only a minimal effect on future operations since such effects should be offset by sales price increases, which are not expected to have a significant effect upon demand.

Critical Accounting Policies

We discuss our critical accounting policies and estimates in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended April 30, 2012. We have made no significant change in our critical accounting policies since April 30, 2012.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Torotel's management is responsible for establishing and maintaining a system of disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission's rules and regulations. Torotel’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Torotel’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report.  Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that Torotel’s disclosure controls and procedures are ineffective.

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

Because the reliability of the internal control process requires repeatable execution, the successful remediation of this material weakness will require review and evidence of effectiveness prior to us concluding that the controls are effective. Some of the mitigating controls that have been implemented have not been in place for a sufficient period of time to demonstrate that their effectiveness is sustainable. Also, we believe that this material weakness will be fully remediated via the transition to a new ERP system. We currently anticipate that a new ERP system will be implemented on November 1, 2012. Therefore, additional time is required to validate that the material weakness is fully remediated.

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

Torotel, Inc.
(Registrant)

September 13, 2012	/s/ Dale H. Sizemore, Jr.
Date	Dale H. Sizemore, Jr.
Chief Executive Officer

September 13, 2012	/s/ H. James Serrone
Date	H. James Serrone.
Chief Financial Officer