Form 10-Q
period 2012-10-31
TOROTEL INC
filed 2012-12-14
CIK 98752

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

or

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

As of December 12, 2012, there were 5,515,750 shares of Common Stock, $.01 par value, outstanding.

TOROTEL, INC AND SUBSIDIARIES

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	October 31, 2012	April 30, 2012
ASSETS
Current assets:
Cash	$1,485,000	$308,000
Trade receivables, net	838,000	1,408,000
Inventories	1,533,000	1,229,000
Prepaid expenses and other current assets	100,000	71,000
Deferred income taxes	60,000	116,000
	4,016,000	3,132,000

Property, plant and equipment, net	1,594,000	1,586,000

Deferred income taxes	295,000	492,000
Other assets	55,000	56,000

Total Assets	$5,960,000	$5,266,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$144,000	$150,000
Trade accounts payable	358,000	658,000
Accrued liabilities	435,000	281,000
Customer deposits	731,000	206,000
	1,668,000	1,295,000

Long-term debt, less current maturities	727,000	795,000

Stockholders' equity:
Common stock; par value $0.01; 6,000,000 shares authorized; 5,515,750 shares issued and outstanding	60,000	60,000
Capital in excess of par value	12,327,000	12,319,000
Accumulated deficit	(8,803,000)	(9,184,000)
Treasury stock, at cost	(19,000)	(19,000)
	3,565,000	3,176,000

Total Liabilities and Stockholders' Equity	$5,960,000	$5,266,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	October 31, 2012	October 31, 2011	October 31, 2012	October 31, 2011
Net sales	$2,988,000	$2,711,000	$5,900,000	$5,259,000
Cost of goods sold	1,727,000	1,840,000	3,757,000	3,748,000
Gross profit	1,261,000	871,000	2,143,000	1,511,000
Operating expenses:
Engineering	145,000	180,000	298,000	346,000
Selling, general and administrative	610,000	551,000	1,188,000	1,272,000
	755,000	731,000	1,486,000	1,618,000
Earnings (loss) from operations	506,000	140,000	657,000	(107,000)
Other expense:
Interest expense, net	11,000	12,000	22,000	24,000

Earnings (loss) before provision for income taxes	495,000	128,000	635,000	(131,000)
Provision for income taxes	198,000	—	254,000	—
Net earnings (loss)	$297,000	$128,000	$381,000	$(131,000)
Basic earnings (loss) per share	$0.05	$0.02	$0.07	$(0.03)

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	October 31, 2012	October 31, 2011
Cash flows from operating activities:
Net earnings (loss)	$381,000	$(131,000)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Stock compensation cost amortized	8,000	(111,000)
Depreciation	156,000	144,000
Deferred income tax expense	254,000	—
Loss on impairment	59,000	—
Change in value of stock appreciation rights	9,000	1,000
Increase (decrease) in cash flows from operations resulting from changes in:
Trade receivables	570,000	1,401,000
Inventories	(344,000)	53,000
Prepaid expenses and other assets	(28,000)	(35,000)
Trade accounts payable	(300,000)	(15,000)
Accrued liabilities	145,000	68,000
Customer deposits	525,000	(109,000)
Income taxes payable	—	(8,000)
Net cash provided by operating activities	1,435,000	1,258,000

Cash flows from investing activities:
Capital expenditures	(184,000)	(398,000)
Net cash used in investing activities	(184,000)	(398,000)

Cash flows from financing activities:
Principal payments on long-term debt	(53,000)	(51,000)
Payments on capital lease obligations	(21,000)	(17,000)
Net cash used in financing activities	(74,000)	(68,000)

Net increase in cash	1,177,000	792,000
Cash, beginning of period	308,000	490,000
Cash, end of period	$1,485,000	$1,282,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$22,000	$24,000
Income taxes	$—	$8,000
Non-cash investing and financing activities:
Capital expenditure	$—	$(41,000)
Proceeds from capital lease	$—	$41,000

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The consolidated condensed balance sheet as of April 30, 2012, which has been derived from audited financial statements, is accompanied by the unaudited interim consolidated condensed financial statements, which reflect the normal recurring adjustments that in the opinion of management are necessary to present fairly Torotel’s consolidated financial position at October 31, 2012, and the consolidated results of operations for the three and six months ended October 31, 2012, and October 31, 2011.

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

NOTE 3—INVENTORIES

The following table summarizes the components of inventories:

	October 31, 2012	April 30, 2012
Raw materials	$897,000	$848,000
Work in process	554,000	296,000
Finished goods	82,000	85,000
	$1,533,000	$1,229,000

NOTE 4—FINANCING AGREEMENTS

Torotel Products has a financing agreement (the “agreement”) with Commerce Bank, N.A (the “Bank”).  The agreement provides for a revolving line of credit, a guidance line of credit, and a real estate term loan. Both Torotel, Inc. and Electronika, Inc. serve as additional guarantors to all notes described below. A summary of the notes within this agreement is provided below:

	Line of Credit	Mortgage note payable to Commerce Bank	Equipment loan note payable to Commerce Bank
Face amount	$500,000	$650,000	$500,000
Proceeds received	—	650,000	380,000
Unused borrowing capacity	500,000	—	120,000
Amount previously repaid	—	65,000	147,000
Total debt outstanding	$—	$585,000	$233,000

Rate	4.00%	4.63%	4.63%
Maturity date	September 27, 2013	September 26, 2015	September 26, 2015
Monthly payment	$—	$5,038	$7,123

Additional Criteria	Borrowing base limited to 75% of eligible receivables	15 year amortization schedule	Advance rate equal to 80% of the price of the equipment purchased

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

Torotel Products is also required to comply with specified financial covenants. As of October 31, 2012, Torotel was in compliance with these covenants.

NOTE 5—INCOME TAXES

Our effective income tax rates were 39.9% for the six months ended October 31, 2012 and 0% for the same period in the prior year. The effective tax rate for the six months ended October 31, 2012 is higher than the comparable prior year period primarily due to operating earnings generated in the first six months of fiscal year 2013 as opposed to the loss incurred in the first six months of fiscal year 2012.

As of October 31, 2012, the federal tax returns for the fiscal years ended 2008 through 2012 are open to audit until the statute of limitations closes for the years in which the net operating losses are utilized. We would recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense. As of October 31, 2012, we recorded no accrued interest or penalties related to uncertain tax positions. We expect no significant change in the amount of unrecognized tax benefit, accrued interest or penalties within the next twelve months.

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

Total stock compensation cost for the three months ended October 31, 2012 and 2011 was $4,000 and a credit of $114,000, respectively. Total stock compensation cost for the six months ended October 31, 2012 and 2011 was an expense of $8,000 and a credit of $111,000, respectively.

Restricted stock activity for each period through October 31 is summarized as follows:

	2012		2011
	Restricted Shares Under Option	Weighted Average Grant Price	Restricted Shares Under Option	Weighted Average Grant Price
Outstanding at May 1	250,000	$0.270	562,900	$0.398
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Outstanding at October 31	250,000	$0.270	562,900	$0.398

NOTE 7—STOCKHOLDERS' EQUITY

The changes in shares of common stock outstanding as of October 31 of each year are summarized as follows:

	2012	2011
Balance, May 1	5,515,750	5,828,650
Restricted stock activity	—	—
Treasury stock activity	—	—
Balance, October 31	5,515,750	5,828,650

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

The basic earnings per common share were computed as follows:

	Three Months Ended		Six Months Ended
	October 31, 2012	October 31, 2011	October 31, 2012	October 31, 2011
Net earnings (loss)	$297,000	$128,000	$381,000	$(131,000)
Amounts allocated to participating securities (nonvested restricted shares)	(14,000)	(12,000)	(17,000)	—
Net income (loss) attributable to common shareholders	$283,000	$116,000	$364,000	$(131,000)
Basic weighted average common shares	5,265,750	5,265,750	5,265,750	5,265,750
Earnings (loss) per share attributable to common shareholders:
Basic earnings (loss) per share	$0.05	$0.02	$0.07	$(0.03)

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

SARs transactions for each period though October 31 are summarized as follows:

	2012		2011
	SARs Under Option	Weighted Average Grant Price	SARs Under Option	Weighted Average Grant Price
Outstanding at beginning of period	280,000	$0.429	240,000	$0.407
Granted	40,000	$0.270	40,000	$0.558
Exercised	—	$—	—	$—
Forfeited	—	$—	—	$—
Outstanding at end of period	320,000	$0.409	280,000	$0.428
SARs exercisable at end of period	243,300	$0.417	227,000	$0.422
Weighted average fair value of SARs granted during the period		$0.270		$0.406

The following information applies to SARs outstanding for each period through October 31:

	2012	2011
Number outstanding	320,000	280,000
Range of grant prices, upper limit	$0.695	$0.695
Range of grant prices, lower limit	$0.208	$0.208
Weighted average grant price	$0.417	$0.428
Weighted average contractual life remaining (in years)	5.36	5.78
10-day average market price	$0.281	$0.430
Weighted average stock volatility	150.38%	127.90%
Weighted average expected life	4.72	3.00
Weighted average risk free rate	0.76%	1.06%
Weighted average dividend yield	—%	—%
Weighted average fair value price	$0.260	$0.406
Aggregate fair value	$56,000	$69,000
Aggregate intrinsic value	$2,000	$19,000
Total compensation expense for three months ended October 31	$2,000	$12,000
Total compensation expense for six months ended October 31	$8,800	$2,000
Unrecognized compensation expense related to non-vested SARs granted	$15,000	$22,000
Expected period to recognize compensation expense related to non-vested SARs granted (in years)	2.08	2.08
Total liability for SARs on consolidated balance sheets	$61,000	$81,000

NOTE 10—CUSTOMER DEPOSITS

The contract for the potted coil assembly, dated March 7, 2012, provides for milestone payments in the aggregate amount of $1,400,000 to be paid by the customer. This aggregate amount will be used to procure raw materials and to establish a 500-piece finished goods buffer. These milestone payments will be recovered by the customer ratably over the course of the contract as invoices are paid. As of October 31, 2012, we have received milestone payments associated with this new contract in the amount of $674,000. In addition, we have $22,000 in unrecovered milestone payments associated with a previous contract. These amounts are reflected as a customer deposit under current liabilities in the accompanying consolidated balance sheet as of October 31, 2012. In accordance with our revenue recognition policy, we will recognize revenue on this contract upon monthly shipment of the product.

For certain customers, we collect payment at the time the order is placed. These deposits are classified as a liability and will be recognized as revenue at the time of shipment in accordance with our revenue recognition policy. As of October 31, 2012 we had approximately $35,000 in customer deposits related to this arrangement.

NOTE 11 — CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable.  We grant unsecured credit to most of our customers.  We do not believe that we are exposed to any extraordinary credit risk as a result of this policy.  At various times, and at October 31, 2012, cash balances exceeded federally insured limits.  As a result of this, we have incurred no losses in the cash accounts and we do not believe we are exposed to any significant credit risk with respect to our cash.

NOTE 12—ENTERPRISE RESOURCE MANAGEMENT SYSTEM RECOVERABILITY

We have determined that the enterprise resource management system (the “ERP system”) implemented in November 2010 is not appropriate for long-term use based on certain functionalities not performing as promised. After discussions with the ERP system provider, we received a partial refund of $40,000 subsequent to April 30, 2011, that was applied to the carrying amount of the software. Subsequent to the change in carrying amount, we evaluated the asset for existence of impairment. After determining that impairment indicators exist (the discontinuation of the ERP system will more likely than not occur prior to the end of its useful life), we evaluated recoverability by comparing undiscounted cash flows provided by the ERP system to the carrying value of the asset. Since the ERP system is integral to the operations of our business, entity level cash flows were used in this test. We are expected to generate undiscounted cash flows in excess of the carrying amount of the software so no impairment loss adjustment is necessary. The new ERP system was implemented on November 1, 2012.

NOTE 13 - ASSET IMPAIRMENT

During the first quarter ended July 31, 2012, we discontinued production of the injection molded products effective with the conclusion of the existing orders in July 2012. In conjunction with this decision and subsequent to July 31, 2012, we finalized our review of both current and long-term assets associated with the injection molded products.  After reviewing our inventory and property, plant, and equipment related to the injection molded products, we concluded that the following impairments were necessary as of July 31, 2012:

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

The industry mix of Torotel Products’ net sales for the first six months of fiscal year 2013 was 68% defense, 7% industrial, and 25% aerospace compared to 60% defense, 21% industrial and 19% aerospace for the same period in fiscal year 2012. Also, approximately 98% of Torotel’s sales during the first six months of fiscal year 2013 have been derived from domestic customers.

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

Business and Industry Considerations

Defense Markets

During the first six months of fiscal years 2013 and 2012, the amount of consolidated revenues derived from contracts with prime contractors of the U.S. Department of Defense (“DoD”) was approximately 68% and 60%, respectively. As a result, our financial results in any period could be impacted substantially by spending cuts in the DoD budget and the funds appropriated for certain military programs.

     Notwithstanding the uncertainty associated with the DoD budget, we believe our overall defense business outlook remains favorable due to the present demand for the potted coil assembly for the Hellfire II missile system and other existing orders from major defense contractors. As of October 31, 2012, our consolidated order backlog for the defense market was nearly $5.2 million, which included $3.9 million for the potted coil assembly.

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

We anticipate that near-term demand for aerospace and industrial products will remain consistent with current demand. We also believe that the long-term outlook remains positive because of the nature of the customers' applications for these products; however, the fragile economic recovery and the inventory of Boeing 787's in partially completed stages will likely hinder any near-term increase in demand. As of October 31, 2012, our consolidated order backlog for the aerospace and industrial markets was $2.0 million.

New Opportunities and Earnings Outlook

Lower than anticipated order bookings during the first nine months of fiscal year 2012 triggered personnel reductions and other spending cuts throughout fiscal year 2012. This trend in order activity reversed itself during the fourth quarter of fiscal year 2012 with the receipt of the new contracts for the potted coil assembly and electro-mechanical assemblies. As a result of these new orders, the consolidated backlog was $9.8 million at the beginning of fiscal year 2013. The higher order activity has continued into the first half of fiscal year 2013. These factors combined have us anticipating improved sales and profits in fiscal year 2013.

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

Net Sales

	Three Months Ended		Six Months Ended
	October 31, 2012	October 31, 2011	October 31, 2012	October 31, 2012
Torotel Products:
Magnetic components	$1,652,000	$1,177,000	$3,047,000	$2,299,000
Potted coil assembly	688,000	1,357,000	2,087,000	2,596,000
Electro-mechanical assemblies	648,000	50,000	696,000	175,000
Injection molded products	—	127,000	70,000	186,000
Total Torotel Products	$2,988,000	$2,711,000	$5,900,000	$5,256,000
Electronika	$—	$—	$—	$3,000
Total consolidated net sales	$2,988,000	$2,711,000	$5,900,000	$5,259,000

Consolidated net sales in the three and six months ended October 31, 2012 increased 10% and 12%, respectively. Net sales in both periods increased due to higher unit volume for magnetic components combined with a higher average unit selling price, and higher shipments of electro-mechanical assemblies. These sales increases were offset partially by lower shipments of the potted coil assembly due to production delays resulting from a customer requested change in the painting process. Electronika's net sales represented a small portion of consolidated net sales and decreased $3,000 in the six month period. Electronika's sales continue to fluctuate within a small range as overall demand for the ballast transformers is very limited.

Gross Profit

	Three Months Ended		Six Months Ended
	October 31, 2012	October 31, 2011	October 31, 2012	October 31, 2011
Torotel Products:
Gross profit	$1,261,000	$871,000	$2,143,000	$1,509,000
Gross profit % of net sales	42%	32%	36%	29%
Electronika:
Gross profit	$—	$—	$—	$1,000
Gross profit % of net sales	—	—%	—%	40%
Combined:
Gross profit	$1,261,000	$871,000	$2,143,000	$1,510,000
Gross profit % of net sales	42%	32%	36%	29%

Consolidated gross profit as a percentage of net sales in the three and six months ended October 31, 2012 increased 10% and 7%, respectively. The gross profit percentage in both periods increased because of lower direct labor costs associated with the personnel reductions implemented in the prior year, higher sales without a corresponding increase in fixed production costs, and higher margins associated with the product mix. The gross profit percentage of Electronika declined as there were no sales in the six months ended October 31, 2012.

Operating Expenses

	Three Months Ended		Six Months Ended
	October 31, 2012	October 31, 2011	October 31, 2012	October 31, 2011
Engineering	$145,000	$180,000	$298,000	$346,000
Selling, general and administrative	610,000	551,000	1,188,000	1,272,000
Total	$755,000	$731,000	$1,486,000	$1,618,000

Engineering expenses in the three and six months ended October 31, 2012 decreased nearly 20% and 14% respectively. This decrease was primarily due to lower payroll costs associated with a reduction in personnel.

Selling, general and administrative expenses increased 11% in the three months ended October 31, 2012 and decreased 7% in the six months ended October 31, 2012. The increase in the three month period primarily resulted from the reversal in the prior year period of $125,000 in stock compensation amortization expense resulting from the reversal of previously amortized expense. This increase was offset partially by a decrease in travel costs and depreciation expense. The decrease in the six month period primarily resulted from a decrease in payroll costs associated with a reduction in personnel and lower travel costs. These decreases were offset partially by the reversal in the prior year period of the stock compensation amortization expense described above.

Earnings (Loss) from Operations

	Three Months Ended		Six Months Ended
	October 31, 2012	October 31, 2011	October 31, 2012	October 31, 2011
Torotel Products	$575,000	$228,000	$822,000	$95,000
Electronika	—	—	—	2,000
Torotel	(69,000)	(88,000)	(165,000)	(204,000)
Total	$506,000	$140,000	$657,000	$(107,000)

For the reasons discussed above, consolidated earnings from operations increased by $366,000 and $764,000 for the three and six months ended October 31, 2012, respectively.

Other Earnings Items

	Three Months Ended		Six Months Ended
	October 31, 2012	October 31, 2011	October 31, 2012	October 31, 2011
Earnings (loss) from operations	$506,000	$140,000	$657,000	$(107,000)
Interest expense	11,000	12,000	22,000	24,000
Earnings (loss) before income taxes	495,000	128,000	635,000	(131,000)
Provision for income taxes	(198,000)	—	(254,000)	—
Net earnings (loss)	$297,000	$128,000	$381,000	$(131,000)

Our effective income tax rates were 39.9% for the three and six months ended October 31, 2012 and 0% for the same periods in the prior year. The effective tax rate for the three and six months ended October 31, 2012 is higher than the comparable prior year period due to operating earnings generated in the first six months of fiscal year 2013 as opposed to the loss incurred in the first six months of fiscal year 2012. For additional discussion related to Income Taxes, see Note 5 of Notes to Consolidated Financial Statements.

Return on Capital Employed

Return on Capital Employed ("ROCE") is the primary benchmark used by management to evaluate Torotel's performance. ROCE measures how effectively and efficiently net operating assets ("NOA") are used to generate income before interest and taxes (EBIT). For these purposes, NOA, or Capital Employed, is defined as "accounts receivable + inventory + net fixed assets + miscellaneous operating assets - accounts payable - miscellaneous operating liabilities". The performance of Torotel's management and the majority of its decisions will be measured by whether Torotel's ROCE improves. For the fiscal years ended April 30, 2012 and 2011, Torotel's ROCE was 1.23% and 17.59%, respectively. The ROCE for the 12-month trailing period ended October 31, 2012 was 28.19%. This change in ROCE is primarily attributable to higher operating earnings generated in the last six months as result of higher sales and lower fixed costs.

Liquidity and Capital Resources

As of October 31, 2012, Torotel had $1,485,000 in cash compared to $308,000 as of April 30, 2012 and $1,282,000 as of October 31, 2011. The factors contributing to the differences from period to period are discussed below. The table below presents the summary of cash flow for the six month periods indicated through October 31.

	2012	2011
Net cash provided by operating activities	$1,435,000	$1,258,000
Net cash used in investing activities	$(184,000)	$(398,000)
Net cash used in financing activities	$(74,000)	$(68,000)

Operating Activities

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in operating earnings, the timing of shipments and the collection of accounts receivable, changes in inventory, level of sales and payment of accounts payable.  The $1,435,000 of cash provided by operating activities was largely due to a change in customer deposits and trade receivable. We do not anticipate any significant changes in the amount of cash flow from operations in the near-term.

The $1,258,000 of cash provided by operating activities in fiscal year 2012 is attributable to the decrease in accounts receivable of $1,401,000.

Investing Activities
The $184,000 of cash used in investing activities in the first six months of fiscal year 2013 was the result of capital expenditures.  This amount was primarily related to the implementation of our new enterprise resource planning system.  We do not anticipate a significant amount of additional capital expenditures during the remainder of fiscal year 2013.

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

Financing Activities
The $74,000 of cash used in financing activities in the first six months of fiscal year 2013 is the result of payments on long-term debt and capital lease obligations.

The $68,000 of cash used in financing activities in the first six months of fiscal year 2012 is the result of payments on long-term debt and capital lease obligations.

Capital Resources
We believe the projected cash flow from operations, combined with existing cash balances, will be sufficient to meet funding requirements for the foreseeable future.  Torotel has a $500,000 bank line of credit available, which we anticipate could be utilized to help fund any working capital requirements. As of October 31, 2012, the entire credit line was available and was renewed on similar terms on September 27, 2012.

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

Because the reliability of the internal control process requires repeatable execution, the successful remediation of this material weakness will require review and evidence of effectiveness prior to us concluding that the controls are effective. Some of the mitigating controls that have been implemented have not been in place for a sufficient period of time to demonstrate that their effectiveness is sustainable. Also, we believe that this material weakness will be fully remediated via the transition to a new ERP system implemented on November 1, 2012. Therefore, additional time is required to validate that the material weakness is fully remediated.

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

Torotel, Inc.
(Registrant)

December 14, 2012	/s/ Dale H. Sizemore, Jr.
Date	Dale H. Sizemore, Jr.
Chief Executive Officer

December 14, 2012	/s/ H. James Serrone
Date	H. James Serrone.
Chief Financial Officer