Form 10-Q
period 2013-01-31
TOROTEL INC
filed 2013-03-13
CIK 98752

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

or

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

As of March 12, 2013, there were 5,515,750 shares of Common Stock, $.01 par value, outstanding.

TOROTEL, INC AND SUBSIDIARIES

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	January 31, 2013	April 30, 2012
ASSETS
Current assets:
Cash	$1,518,000	$308,000
Trade receivables, net	1,228,000	1,408,000
Inventories	1,523,000	1,229,000
Prepaid expenses and other current assets	99,000	71,000
Deferred income taxes	60,000	116,000
	4,428,000	3,132,000

Property, plant and equipment, net	1,501,000	1,586,000

Deferred income taxes	250,000	492,000
Other assets	78,000	56,000

Total Assets	$6,257,000	$5,266,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$144,000	$150,000
Trade accounts payable	418,000	658,000
Accrued liabilities	533,000	281,000
Customer deposits	887,000	206,000
	1,982,000	1,295,000

Long-term debt, less current maturities	686,000	795,000

Stockholders' equity:
Common stock; par value $0.01; 6,000,000 shares authorized; 5,515,750 shares issued and outstanding	60,000	60,000
Capital in excess of par value	12,285,000	12,319,000
Accumulated deficit	(8,737,000)	(9,184,000)
Treasury stock, at cost	(19,000)	(19,000)
	3,589,000	3,176,000

Total Liabilities and Stockholders' Equity	$6,257,000	$5,266,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	January 31, 2013	January 31, 2012	January 31, 2013	January 31, 2012
Net sales	$2,976,000	$2,826,000	$8,876,000	$8,085,000
Cost of goods sold	2,035,000	2,024,000	5,792,000	5,773,000
Gross profit	941,000	802,000	3,084,000	2,312,000
Operating expenses:
Engineering	129,000	165,000	427,000	510,000
Selling, general and administrative	692,000	595,000	1,880,000	1,867,000
	821,000	760,000	2,307,000	2,377,000
Earnings (loss) from operations	120,000	42,000	777,000	(65,000)
Other expense:
Interest expense, net	10,000	12,000	32,000	36,000

Earnings (loss) before provision for income taxes	110,000	30,000	745,000	(101,000)
Provision for income taxes	44,000	—	298,000	—
Net earnings (loss)	$66,000	$30,000	$447,000	$(101,000)
Basic earnings (loss) per share	$0.01	$0.01	$0.08	$(0.02)

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	January 31, 2013	January 31, 2012
Cash flows from operating activities:
Net earnings (loss)	$447,000	$(101,000)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Stock compensation cost amortized	(34,000)	(109,000)
Depreciation	250,000	226,000
Deferred income tax expense	298,000	—
Loss on impairment	105,000	—
Change in value of stock appreciation rights	72,000	(5,000)
Increase (decrease) in cash flows from operations resulting from changes in:
Trade receivables	180,000	1,251,000
Inventories	(334,000)	139,000
Prepaid expenses and other assets	(50,000)	(41,000)
Trade accounts payable	(240,000)	(77,000)
Accrued liabilities	180,000	(22,000)
Customer deposits	681,000	(472,000)
Income taxes payable	—	(8,000)
Net cash provided by operating activities	1,555,000	781,000

Cash flows from investing activities:
Capital expenditures	(230,000)	(421,000)
Net cash used in investing activities	(230,000)	(421,000)

Cash flows from financing activities:
Principal payments on long-term debt	(81,000)	(77,000)
Payments on capital lease obligations	(34,000)	(24,000)
Net cash used in financing activities	(115,000)	(101,000)

Net increase in cash	1,210,000	259,000
Cash, beginning of period	308,000	490,000
Cash, end of period	$1,518,000	$749,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$32,000	$36,000
Income taxes	$—	$8,000
Non-cash investing and financing activities:
Capital expenditure	$—	$(41,000)
Proceeds from capital lease	$—	$41,000

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The consolidated condensed balance sheet as of April 30, 2012, which has been derived from audited financial statements, is accompanied by the unaudited interim consolidated condensed financial statements, which reflect the normal recurring adjustments that in the opinion of management are necessary to present fairly Torotel’s consolidated financial position at January 31, 2013, and the consolidated results of operations for the three and nine months ended January 31 2013, and 2012, respectively.

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

NOTE 3—INVENTORIES

The following table summarizes the components of inventories:

	January 31, 2013	April 30, 2012
Raw materials	$971,000	$848,000
Work in process	291,000	296,000
Finished goods	261,000	85,000
	$1,523,000	$1,229,000

NOTE 4—FINANCING AGREEMENTS

Torotel Products has a financing agreement (the “agreement”) with Commerce Bank, N.A (the “Bank”).  The agreement provides for a revolving line of credit, a guidance line of credit, and a real estate term loan. Both Torotel, Inc. and Electronika, Inc. serve as additional guarantors to all notes described below. A summary of the notes within this agreement is provided below:

	Line of Credit	Mortgage note payable to Commerce Bank	Equipment loan note payable to Commerce Bank
Face amount	$500,000	$650,000	$500,000
Proceeds received	—	650,000	380,000
Unused borrowing capacity	500,000	—	120,000
Amount previously repaid	—	74,000	166,000
Total debt outstanding	$—	$576,000	$214,000

Rate	4.00%	4.63%	4.63%
Maturity date	September 27, 2013	September 26, 2015	September 26, 2015
Monthly payment	$—	$5,038	$7,123

Additional Criteria	Borrowing base limited to 75% of eligible receivables	15 year amortization schedule	Advance rate equal to 80% of the price of the equipment purchased

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

Torotel Products is also required to comply with specified financial covenants. As of January 31, 2013, Torotel was in compliance with these covenants.

Torotel Products also currently has capital lease agreements related to information technology equipment and other items for $40,000.

NOTE 5—INCOME TAXES

Our effective income tax rates were 39.9% for the nine months ended January 31, 2013 and 0% for the same period in the prior year. The effective tax rate for the nine months ended January 31, 2013 is higher than the comparable prior year period primarily due to operating earnings generated in the first nine months of fiscal year 2013 as opposed to the loss incurred in the first nine months of fiscal year 2012.

As of January 31, 2013, the federal tax returns for the fiscal years ended 2008 through 2012 are open to audit until the statute of limitations closes for the years in which the net operating losses are utilized. We would recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense. As of January 31, 2013, we recorded no accrued interest or penalties related to uncertain tax positions. We expect no significant change in the amount of unrecognized tax benefit, accrued interest or penalties within the next twelve months.

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

On September 2, 2009, we entered into Restricted Stock Agreements with two key employees (Messrs. Sizemore and Serrone) pursuant to the SAP. The aggregate amount of the restricted stock awards was 250,000 shares of common stock, $0.01 par value per share. These shares were transferred from treasury shares. Based on the market price of $0.27 for our common stock as of September 2, 2009, the fair value of the restricted stock at the date of award was $67,500. Stock compensation cost net of an appropriate pre-vesting forfeiture rate is recorded per quarter for the remainder of the vesting period provided the financial performance metrics as outlined in the SAP are likely to be attained. However, due to updated projections developed in the third quarter of fiscal year 2013, the likelihood of achieving the financial performance metrics as outlined in the Restricted Stock Agreement was classified as remote. As a result, we stopped amortizing the stock compensation cost associated with the restricted stock awarded on September 2, 2009 and recovered the previously amortized stock compensation cost of $42,000 in the third quarter ended January 31, 2013. The 250,000 shares associated with the restricted stock awards dated September 2, 2009, will be reverted to treasury shares during the fourth quarter of fiscal year 2013.

Total stock compensation cost for the three months ended January 31, 2013 and 2012 was a credit of $42,000 and an expense of $3,000, respectively. Total stock compensation cost for the nine months ended January 31, 2013 and 2012 was a credit of $34,000 and $109,000, respectively.

Restricted stock activity for each period through January 31 is summarized as follows:

	2013		2012
	Restricted Shares Under Option	Weighted Average Grant Price	Restricted Shares Under Option	Weighted Average Grant Price
Outstanding at May 1	250,000	$0.270	562,900	$0.398
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	0.270	(312,900)	0.500
Outstanding at January 31	250,000	$0.270	250,000	$0.270

NOTE 7—STOCKHOLDERS' EQUITY

The changes in shares of common stock outstanding as of January 31 of each year are summarized as follows:

	2013	2012
Balance, May 1	5,515,750	5,828,650
Restricted stock activity	—	(312,900)
Treasury stock activity	—	—
Balance, January 31	5,515,750	5,515,750

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

The basic earnings per common share were computed as follows:

	Three Months Ended		Nine Months Ended
	January 31, 2013	January 31, 2012	January 31, 2013	January 31, 2012
Net earnings (loss)	$66,000	$30,000	$447,000	$(101,000)
Amounts allocated to participating securities (nonvested restricted shares)	(3,000)	(1,000)	(20,000)	—
Net income (loss) attributable to common shareholders	$63,000	$29,000	$427,000	$(101,000)
Basic weighted average common shares	5,265,750	5,034,288	5,265,750	5,189,158
Earnings (loss) per share attributable to common shareholders:
Basic earnings (loss) per share	$0.01	$0.01	$0.08	$(0.02)

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

SARs transactions for each period though January 31 are summarized as follows:

	2013		2012
	SARs Under Option	Weighted Average Grant Price	SARs Under Option	Weighted Average Grant Price
Outstanding at beginning of period	280,000	$0.429	240,000	$0.407
Granted	40,000	$0.270	40,000	$0.558
Exercised	—	$—	—	$—
Forfeited	—	$—	—	$—
Outstanding at end of period	320,000	$0.409	280,000	$0.421
SARs exercisable at end of period	243,300	$0.419	210,000	$0.426
Weighted average fair value of SARs granted during the period		$0.270		$0.374

The following information applies to SARs outstanding for each period through January 31:

	2013	2012
Number outstanding	320,000	280,000
Range of grant prices, upper limit	$0.695	$0.695
Range of grant prices, lower limit	$0.208	$0.208
Weighted average grant price	$0.409	$0.421
Weighted average contractual life remaining (in years)	5.10	5.53
10-day average market price	$0.530	$0.400
Weighted average stock volatility	148.76%	132.96%
Weighted average expected life	4.60	5.11
Weighted average risk free rate	0.80%	0.89%
Weighted average dividend yield	—%	—%
Weighted average fair value price	$0.498	$0.374
Aggregate fair value	$110,000	$75,000
Aggregate intrinsic value	$33,000	$19,000
Total compensation expense (credit) for three months ended January 31	$63,000	$(6,000)
Total compensation expense (credit) for nine months ended January 31	$72,000	$(5,000)
Unrecognized compensation expense related to non-vested SARs granted	$24,000	$17,000
Expected period to recognize compensation expense related to non-vested SARs granted (in years)	1.87	2.00
Total liability for SARs on consolidated balance sheets	$124,000	$75,000

NOTE 10—CUSTOMER DEPOSITS

The contract for the potted coil assembly, dated March 7, 2012, provides for milestone payments in the aggregate amount of $1,400,000 to be paid by the customer. This aggregate amount will be used to procure raw materials and to establish a 500-piece finished goods buffer. These milestone payments will be recovered by the customer ratably over the course of the contract as invoices are paid. As of January 31, 2013, we have received milestone payments associated with this new contract in the amount of $1,086,000. In addition, we have $22,000 in unrecovered milestone payments associated with a previous contract. The net amounts are reflected as a customer deposit under current liabilities in the accompanying consolidated balance sheet as of January 31, 2013. In accordance with our revenue recognition policy, we recognize revenue on this contract upon monthly shipment of the product.

For certain customers, we collect payment at the time the order is placed. These deposits are classified as a liability and will be recognized as revenue at the time of shipment in accordance with our revenue recognition policy. As of January 31, 2013 we had approximately $19,000 in customer deposits related to this arrangement.

NOTE 11 — CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable.  We grant unsecured credit to most of our customers.  We do not believe that we are exposed to any extraordinary credit risk as a result of this policy.  At various times, and at January 31, 2013, cash balances exceeded federally insured limits.  As a result of this, we have incurred no losses in the cash accounts and we do not believe we are exposed to any significant credit risk with respect to our cash.

NOTE 12—ENTERPRISE RESOURCE MANAGEMENT SYSTEM RECOVERABILITY

During the fourth quarter of fiscal year 2011, we determined that the enterprise resource management system (the “ERP system”) implemented in November 2010 was not appropriate for long-term use based on certain functionalities not performing as represented. After discussions with the ERP system provider, we received a partial refund of $40,000 subsequent to April 30, 2011, which was applied to the carrying amount of the software. Subsequent to the change in carrying amount, we evaluated the asset for existence of impairment. After determining that impairment existed, we evaluated recoverability by comparing undiscounted cash flows provided by the ERP system to the carrying value of the asset. Since an ERP system is integral to the operations of our business, entity level cash flows were used in this test. Since we expected to generate undiscounted cash flows in excess of the carrying amount of the software, no impairment loss adjustment was necessary. A new ERP system was implemented on November 1, 2012.

NOTE 13 - ASSET IMPAIRMENT

During the first quarter ended July 31, 2012, we discontinued production of the injection molded products effective with the conclusion of the existing orders in July 2012. In conjunction with this decision and subsequent to July 31, 2012, we finalized our review of both current and long-term assets associated with the injection molded products.  After reviewing our inventory and property, plant, and equipment related to the injection molded products, we concluded that impairments were necessary as of July 31, 2012. On January 23, 2013 we accepted an offer for the sale of the equipment that is lower than the estimated value used at July 31, 2012. To reflect the agreed upon sale price, an additional impairment charge was recorded in the third quarter ended January 31, 2013. The total charges associated with this asset impairment are outlined in the following table:

	Three Months Ended	Nine Months Ended
	January 31, 2013	January 31, 2013
Equipment	$46,000	$65,000
Inventory	—	40,000
Total	$46,000	$105,000

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

Torotel Products is engaged in the custom design and manufacture of a wide variety of precision magnetic components consisting of transformers, inductors, reactors, chokes, toroidal coils, high voltage transformers, dry-type transformers and electro-mechanical assemblies for use in military, aerospace and industrial electronic applications. These products are used to modify and control electrical voltages and currents in electronic devices. Torotel Products sells these products to original equipment manufacturers, which use them in applications such as:

•	aircraft navigational equipment;

•	digital control devices;

•	airport runway lighting devices;

•	medical equipment;

•	avionics systems;

•	radar systems;

•	down-hole drilling; and

•	conventional missile guidance systems.

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

The industry mix of Torotel Products’ net sales for the first nine months of fiscal year 2013 was 66% defense, 10% industrial, and 24% aerospace compared to 61% defense, 20% industrial and 19% aerospace for the same period in fiscal year 2012. Also, approximately 98% of Torotel’s sales during the first nine months of fiscal year 2013 have been derived from domestic customers.

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

Business and Industry Considerations

Defense Markets

During the first nine months of fiscal years 2013 and 2012, the amount of consolidated revenues derived from contracts with prime contractors of the U.S. Department of Defense (“DoD”) was approximately 66% and 61%, respectively. As a result, our financial results in any period could be impacted substantially by spending cuts in the DoD budget and the funds appropriated for certain military programs.

     Notwithstanding the uncertainty associated with the DoD budget, we believe our overall defense business outlook remains favorable due to the present demand for the potted coil assembly for the Hellfire II missile system and other existing orders from major defense contractors. As of January 31, 2013, our consolidated order backlog for the defense market was nearly $3.5 million, which included $2.6 million for the potted coil assembly.

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

We anticipate that near-term demand for aerospace and industrial products will remain consistent with current demand. We also believe that the long-term outlook remains positive because of the nature of the customers' applications for these products; however, the fragile global economic recovery, the current inventory of Boeing 787's, and the recent grounding of all 787 aircraft by the Federal Aviation Administration may hinder any near-term increase in demand. As of January 31, 2013, our consolidated order backlog for the aerospace and industrial markets was $1.8 million.

New Opportunities and Earnings Outlook

The consolidated order backlog was $9.8 million at the beginning of fiscal year 2013, a 34% increase compared to the beginning of the prior year. In addition, our order activity has increased 18% during the first nine months of fiscal year 2013. These factors, combined with cost saving initiatives taken throughout fiscal year 2012, have contributed to our improved sales and earnings performance in fiscal year 2013. We are anticipating another contract award for the potted coil assembly in the next few weeks which should put us in a strong backlog position for the beginning of fiscal year 2014.

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

Net Sales

	Three Months Ended		Nine Months Ended
	January 31, 2013	January 31, 2012	January 31, 2013	January 31, 2012
Torotel Products:
Magnetic components	$1,254,000	$1,061,000	$4,301,000	$3,360,000
Potted coil assembly	1,315,000	1,551,000	3,402,000	4,147,000
Electro-mechanical assemblies	325,000	83,000	1,021,000	258,000
Injection molded products	—	114,000	70,000	300,000
Large transformers	82,000	—	82,000	—
Total Torotel Products	$2,976,000	$2,809,000	$8,876,000	$8,065,000
Electronika	$—	$17,000	$—	$20,000
Total consolidated net sales	$2,976,000	$2,826,000	$8,876,000	$8,085,000

Consolidated net sales in the three and nine months ended January 31, 2013 increased 5% and 10%, respectively. Net sales in both periods increased due to higher unit volume for magnetic components combined with a higher average unit selling price, and higher shipments of electro-mechanical assemblies. These sales increases were offset partially by lower shipments of the potted coil assembly due to production delays resulting from a customer requested change in the painting process. Electronika's net sales represented a small portion of consolidated net sales and decreased $20,000 in the nine month period. Electronika's sales continue to fluctuate within a small range as overall demand for the ballast transformers is very limited.

Gross Profit

	Three Months Ended		Nine Months Ended
	January 31, 2013	January 31, 2012	January 31, 2013	January 31, 2012
Torotel Products:
Gross profit	$941,000	$792,000	$3,084,000	$2,300,000
Gross profit % of net sales	32%	28%	35%	29%
Electronika:
Gross profit	$—	$10,000	$—	$12,000
Gross profit % of net sales	—	60%	—%	60%
Combined:
Gross profit	$941,000	$802,000	$3,084,000	$2,312,000
Gross profit % of net sales	32%	28%	35%	29%

Consolidated gross profit as a percentage of net sales in the three and nine months ended January 31, 2013 increased 4% and 6%, respectively. The gross profit percentage in both periods increased because of lower direct labor costs associated with the personnel reductions implemented in the prior year, higher sales without a corresponding increase in fixed production costs, and higher margins associated with the product mix. The gross profit percentage of Electronika declined as there were no sales in the nine months ended January 31, 2013.

Operating Expenses

	Three Months Ended		Nine Months Ended
	January 31, 2013	January 31, 2012	January 31, 2013	January 31, 2012
Engineering	$129,000	$165,000	$427,000	$510,000
Selling, general and administrative	692,000	595,000	1,880,000	1,867,000
Total	$821,000	$760,000	$2,307,000	$2,377,000

Engineering expenses in the three and nine months ended January 31, 2013 decreased nearly 22% and 16% respectively. This decrease was primarily due to lower payroll costs associated with a reduction in personnel.

Selling, general and administrative expenses increased 16% in the three months ended January 31, 2013 and increased 1% in the nine months ended January 31, 2013. The increase in the three month period primarily resulted from the reversal in the prior year period of $117,000 in stock compensation amortization expense resulting from the cancellation of restricted stock. This increase was offset partially by a decrease in travel costs and professional fees expense. The increase in the nine month period primarily resulted from a reversal in the prior year period of the stock compensation amortization expense.

Earnings (Loss) from Operations

	Three Months Ended		Nine Months Ended
	January 31, 2013	January 31, 2012	January 31, 2013	January 31, 2012
Torotel Products	$231,000	$76,000	$1,053,000	$171,000
Electronika	—	10,000	—	11,000
Torotel	(111,000)	(44,000)	(276,000)	(247,000)
Total	$120,000	$42,000	$777,000	$(65,000)

For the reasons discussed above, consolidated earnings from operations increased by $78,000 and $842,000 for the three and nine months ended January 31, 2013, respectively.

Other Earnings Items

	Three Months Ended		Nine Months Ended
	January 31, 2013	January 31, 2012	January 31, 2013	January 31, 2012
Earnings (loss) from operations	$120,000	$42,000	$777,000	$(65,000)
Interest expense	10,000	12,000	32,000	36,000
Earnings (loss) before income taxes	110,000	30,000	745,000	(101,000)
Provision for income taxes	44,000	—	298,000	—
Net earnings (loss)	$66,000	$30,000	$447,000	$(101,000)

Our effective income tax rates were 39.9% for the three and nine months ended January 31, 2013 and 0% for the same periods in the prior year. The effective tax rate for the three and nine months ended January 31, 2013 is higher than the comparable prior year period due to operating earnings generated in the first nine months of fiscal year 2013 as opposed to the loss incurred in the first nine months of fiscal year 2012. For additional discussion related to Income Taxes, see Note 5 of Notes to Consolidated Financial Statements.

Return on Capital Employed

Return on Capital Employed ("ROCE") is the primary benchmark used by management to evaluate Torotel's performance. ROCE measures how effectively and efficiently net operating assets ("NOA") are used to generate income before interest and taxes (EBIT). For these purposes, NOA, or Capital Employed, is defined as "accounts receivable + inventory + net fixed assets + miscellaneous operating assets - accounts payable - miscellaneous operating liabilities". The performance of Torotel's management and the majority of its decisions will be measured by whether Torotel's ROCE improves. For the fiscal years ended April 30, 2012 and 2011, Torotel's ROCE was 1.23% and 17.59%, respectively. The ROCE for the 12-month trailing period ended January 31, 2013 was 32.59%. This change in ROCE is attributable to higher operating earnings generated in the last nine months as result of higher sales and lower fixed costs.

Liquidity and Capital Resources

As of January 31, 2013, Torotel had $1,518,000 in cash compared to $308,000 as of April 30, 2012 and $749,000 as of January 31, 2012. The factors contributing to the differences from period to period are discussed below. The table below presents the summary of cash flow for the nine month periods indicated through January 31.

	2013	2012
Net cash provided by operating activities	$1,555,000	$781,000
Net cash used in investing activities	$(230,000)	$(421,000)
Net cash used in financing activities	$(115,000)	$(101,000)

Operating Activities

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in operating earnings, the timing of shipments and the collection of accounts receivable, changes in inventory, level of sales and payment of accounts payable.  The $1,555,000 of cash provided by operating activities was largely due to higher earnings before interest, taxes, and depreciation combined with the net change in customer deposits. We do not anticipate any significant changes in the amount of cash flow from operations in the near-term.

The $781,000 of cash provided by operating activities for the same period in fiscal year 2012 is primarily attributable to the decrease in accounts receivable of $1,251,000.

Investing Activities
The $230,000 of cash used in investing activities in the first nine months of fiscal year 2013 was the result of capital expenditures.  This amount was primarily related to the implementation of our new enterprise resource planning system.  We do not anticipate a significant amount of additional capital expenditures during the remainder of fiscal year 2013.

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

Financing Activities
The $115,000 of cash used in financing activities in the first nine months of fiscal year 2013 is the result of payments on long-term debt and capital lease obligations.

The $101,000 of cash used in financing activities in the first nine months of fiscal year 2012 is the result of payments on long-term debt and capital lease obligations.

Capital Resources
We believe the projected cash flow from operations, combined with existing cash balances, will be sufficient to meet funding requirements for the foreseeable future.  Torotel has a $500,000 bank line of credit available, which we anticipate could be utilized to help fund any working capital requirements. As of January 31, 2013, the entire credit line was available.

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

Changes in Internal Control

Our previous enterprise resource planning system, which was implemented on November 1, 2010, processed all financial information for our business. Late in the fourth quarter of fiscal year 2011, we encountered irregularities related to the calculation of inventory costs. In an effort to identify the magnitude and scope of these irregularities, we undertook an extensive review of our inventory transactions as well as other transactional areas, including revenue and accounts payable. Based on our review, we believe that these errors were systematic in nature and not caused by our implementation or usage of the system. As a result of these errors, we filed an amended quarterly report on Form 10-Q/A for the period ended January 31, 2011 with the restated financial statements on August 15, 2011.

Since identifying the material weakness as described above, we implemented measures to remediate the material weakness, including:

•	Performing extensive detailed price testing on our raw material inventory balance; and

•	Expanding reviews of certain functional areas including revenue and accounts payable transactions.

We believe the remediation measures described above strengthened our internal control over financial reporting and helped remediate the identified material weakness. As we continued to evaluate and enhance internal control over financial reporting, we determined that additional measures were not required.

Because the reliability of the internal control process requires repeatable execution, the successful remediation of this material weakness will require review and evidence of effectiveness prior to us concluding that the controls are effective. While the mitigating controls that have been implemented have been in place for a sufficient period of time to demonstrate their effectiveness, we ultimately believe that this material weakness will be fully remediated as a result of the implementation of the new ERP system on November 1, 2012. However, the review of additional period close cycles are required to validate that the material weakness is fully remediated.

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

Torotel, Inc.
(Registrant)

March 13, 2013	/s/ Dale H. Sizemore, Jr.
Date	Dale H. Sizemore, Jr.
Chief Executive Officer

March 13, 2013	/s/ H. James Serrone
Date	H. James Serrone.
Chief Financial Officer