Form 10-K
period 2013-04-30
TOROTEL INC
filed 2013-07-19
CIK 98752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting stock held by non-affiliates, computed based on the closing sale price of the over-the-counter market on October 31, 2012, was $463,750. As of July 15, 2013, there were 5,665,750 shares of Common Stock, $.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders on September 16, 2013, are incorporated by reference into Part III.

TOROTEL, INC.FORM 10-K

Fiscal Year Ended April 30, 2013

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

PART I

ITEM 1. Business
Torotel, Inc. ("Torotel") conducts business primarily through its wholly owned subsidiary, Torotel Products, Inc. ("Torotel Products") but also operates another wholly owned subsidiary Electronika, Inc. ("Electronika") that licenses, markets, and sells ballast transformers to the airline industry. Another subsidiary, Torotel Manufacturing Corporation ("TMC") provided manufacturing services to Torotel Products. TMC ceased activities on December 31, 2012. Torotel was incorporated under the laws of the State of Missouri in 1956. Torotel's offices are located at 620 North Lindenwood Drive, Olathe, Kansas 66062. Its telephone number is (913) 747-6111. The terms "we," "us," "our," and the "Company" as used herein include Torotel and its subsidiaries, unless the context otherwise requires.
Torotel Products specializes in the custom design and manufacture of a wide variety of precision magnetic components, consisting of transformers, inductors, reactors, chokes, toroidal coils, high voltage transformers, dry-type transformers, and electro-mechanical assemblies. Torotel Products sells these products to original equipment manufacturers, which use them in products such as aircraft navigational equipment, digital control devices, airport runway lighting devices, medical equipment, avionics equipment, down-hole drilling, conventional missile guidance systems, and other defense and aerospace applications.

Our airport lighting devices have consisted of ballasts assemblies and injection molded products. The ballasts assemblies have been built since 2009 while production of the injection molded products began in late calendar year 2010. We discontinued production of the injection molded products during the fiscal quarter ended July 31, 2012 (see Note 17 of Notes to Consolidated Financial Statements). Sales of the injection molded products for the fiscal year ended April 30, 2013 and 2012 were $70,000 and $394,000, respectively.
Electronika's ballast transformers activate and control the lights in airplane cockpits and passenger compartments and are used as spare and replacement parts in DC-8, DC-9, DC-10, MD-80, and MD-88 aircraft.
The following discussion includes the business operations of Torotel Products (which includes Torotel Manufacturing Corporation) and Electronika.
TOROTEL PRODUCTS
Principal Products
Torotel Products specializes in the custom design and manufacture of a wide variety of precision magnetic components, and electro-mechanical assemblies for use in military, aerospace and industrial electronic applications. These products are used to modify and control electrical voltages and currents in electronic devices. For example, if equipment containing one of these components receives an electrical voltage or current which is too high, the component would modify and control the electrical voltage or current to allow proper operation of the equipment. While Torotel Products primarily manufactures these products in accordance with pre-developed mechanical and electrical requirements, in some cases it will be responsible for both the overall design and manufacturing. These products are sold to manufacturers who incorporate them into an end-product. The major applications include aircraft navigational equipment, digital control devices, medical equipment, avionics systems, airport lighting devices, down-hole drilling, conventional missile guidance systems, and other defense related applications. Torotel Products has a line of 400 Hz miniature power transformers listed on the Qualified Products List ("QPL") of the Department of Defense ("DoD"), which requires re-qualification with the DoD every five years. Torotel Products anticipates re-qualification approval in the second quarter of fiscal year 2014. Sales of the QPL products represent approximately 2% of the net sales of Torotel Products.

Marketing and Customers
Torotel Products' sales do not represent a significant portion of any particular market. While approximately 36% of annual sales in fiscal year 2013 came from select commercial markets, such as aerospace, airport lighting, medical, and oil drilling, historically Torotel Products has primarily focused its activities toward the military market. As a result, the business of Torotel Products is subject to various risks including, without limitation, dependence on government appropriations and program allocations, potential cutbacks in military spending, the requirement that some of our products be approved and qualified by the government before we can sell them, and the competition for available military business. In recent years, Torotel Products has been pursuing revenue opportunities in electro-mechanical assemblies. While these assemblies will continue to be a major focus going forward, Torotel Products also has been pursuing revenue opportunities in larger and higher voltage transformers, plus products sourced from low-cost manufacturers in overseas markets who are compliant with aerospace standards.

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
Torotel Products has a primary base of about 25 customers that provide nearly 90% of its annual sales volume. This customer base includes many large prime defense and aerospace companies. Torotel Products' primary strategy focuses on providing superior service to this core group of customers, including engineering support and new product design. The objective is to achieve growth with these customers, or other targeted companies that possess the potential for inclusion into the core group. During the fiscal year ended April 30, 2013, sales to a single customer accounted for 49% of the net sales of Torotel Products. A loss or material reduction in orders from this customer could have a material adverse affect on us.
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
Essential materials used by Torotel Products in the manufacturing process include magnetic materials, copper wire, plastic housings and epoxies. We believe these materials are available from many sources. Major suppliers include Magnetics Inc., Electrical Insulation Suppliers, Inc., Mod & Fab and Magnetic Metals-Western Division. Special contact plates purchased from Fotofabrication Corporation and polycarbonate materials purchased from Florida Custom Mold are used in manufacturing the potted coil assembly for the Hellfire II missile system. Both Fotofabrication and Florida Custom Mold are the only qualified approved sources for the materials they provide. As a result, Torotel Products maintains contingent business interruption insurance on these two suppliers' facilities, as well as the customers' production facility, to insure against loss of business income associated with a disruption in production at either supplier or at the customer as a result of a fire, tornado, explosion or other similar type loss.
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
Environmental Laws
In fiscal year 2013, Torotel Products incurred costs of approximately $4,000 to ensure compliance with federal, state and local regulations on the proper handling, storage, disposal, and discharge of hazardous materials into the environment, or otherwise relating to the protection of employees, the community, and the environment. Torotel Products anticipates similar costs to be incurred in the fiscal year ending April 30, 2014.
Employees
Torotel Products presently employs 115 full-time and 6 part-time employees. We believe an adequate supply of qualified personnel is available in the facility's immediate vicinity. Torotel's employees are not affiliated with any union.

ELECTRONIKA

Principal Products

Electronika sells ballast transformers to the airline industry. These transformers activate and control the lights in airplane cockpits and passenger compartments. Electronika's ballast transformers are used as spare and replacement parts in DC-8, DC-9, DC-10, MD-80 and MD-88 aircraft.

Marketing and Customers

Sales of ballast transformers have been made to the airline industry primarily for use in DC-8 and DC-9 aircraft. As a result, the business of Electronika is subject to various risks including, without limitation, the age of the fleet that uses Electronika's products, the eventual retirement of that fleet, and its replacement with newer aircraft, and competition for the available spare parts business. Electronika's sales do not represent a significant portion of any particular market. The Federal Aviation Administration has approved Electronika as a source for ballasts on the DC-8, DC-9, DC-10, MD-80, and MD-88 aircraft, and Electronika generally is automatically solicited for any procurement needs for such applications. The ballast transformers are sold primarily in the United States, and most sales are awarded on a competitive bid basis. Although all existing orders are subject to schedule changes or cancellation, adequate financial compensation is usually provided in such instances to protect the contractor from suffering a loss on a contract. Electronika has a primary base of approximately five customers, none of which placed any significant orders in fiscal year 2013.

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

Manufacturing

Electronika's requirements for ballast transformers are outsourced pursuant to a Manufacturing Agreement ("Agreement") with Magnetika, Inc. ("Magnetika"), a corporation owned by the Caloyeras family, which presently owns approximately 45% of the common shares of Torotel. Under the terms of the agreement, Magnetika provides all necessary raw material, labor, testing, packaging and related services required to complete the manufacture, delivery and sale of the ballast transformers, and Electronika is obligated to order all of its ballast transformer requirements exclusively from Magnetika. Electronika retains ownership of all designs, drawings, specifications and intellectual property rights associated with the ballast transformers. In exchange for the services provided to Electronika under the Agreement, Magnetika receives 40% of the net sales price of all ballast transformers sold by Electronika. The initial 10-year term of the Agreement expired on April 1, 2012; however, pursuant to the terms, the Agreement continues on a year-to-year basis until cancelled by either party. In the fiscal year ended April 30, 2013, Electronika incurred costs of $2,000 for goods purchased on trade terms of net 20 days pursuant to the Manufacturing Agreement. Of the amount purchased, $2,000 was due and payable as of April 30, 2013.

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

	2013		2012
Fiscal Period	High	Low	High	Low
May to July	$0.34	$0.11	$0.60	$0.41
August to October	0.53	0.26	0.67	0.43
November to January	0.62	0.25	0.45	0.40
February to April	0.70	0.41	0.40	0.20

(b)       Approximate Number of Equity Security Holders

Title of Class	Number of Record Holders as of July 10, 2013
Common stock, $0.01 par value	465

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

(e)       Securities Authorized for Issuance under Equity Compensation Plans

Torotel has a long-term incentive plan which includes a Stock Award Plan (see Note 6 of Notes to Consolidated Financial Statements). The table below includes the number of shares authorized for the Stock Award Plan.

Equity Compensation Plan Information

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in Column A)
Plan Category	A	B	C
Equity Compensation Plans approved by shareholders	—	—	—
Equity Compensation Plans not approved by shareholders	—	—	734,250
Total	—	—	734,250

Torotel also has a Directors Stock Appreciation Rights Plan for non-employee directors (see Note 12 of Notes to Consolidated Financial Statements).

There were no unregistered sales of securities or any share repurchases during the fiscal year ended April 30, 2013.

ITEM 6.    Selected Financial Data

Information not required.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Torotel, Inc. ("Torotel") conducts business primarily through its wholly owned subsidiary, Torotel Products, Inc. ("Torotel Products"), but it also operates another wholly owned subsidiary Electronika, Inc. ("Electronika"). Another subsidiary, Torotel Manufacturing Corporation ("TMC"), provided manufacturing services to Torotel Products. TMC ceased activities on December 31, 2012.

Overview

Introduction

Torotel Products specializes in the custom design and manufacture of a wide variety of precision magnetic components and electro-mechanical assemblies for use in military, aerospace and industrial electronic applications. These products are used to modify and control electrical voltages and currents in electronic devices. Torotel Products sells these magnetic components and electro-mechanical assemblies to original equipment manufacturers, which use them in products such as:

•	aircraft navigational equipment;

•	digital control devices;

•	airport runway lighting devices;

•	medical equipment;

•	avionics systems;

•	radar equipment;

•	down-hole drilling;

•	conventional missile guidance systems; and

•	other aerospace and defense applications.

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

The industry mix of Torotel Products' net sales in fiscal year 2013 was 64% defense, 26% aerospace and 10% industrial compared to 61% defense, 20% aerospace and 19% industrial in fiscal year 2012. We believe the mix in fiscal year 2014 will remain weighted primarily towards defense.

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

Business and Industry Considerations

Defense Markets

During fiscal years 2013 and 2012, the amount of consolidated revenues derived from contracts with prime contractors of the U.S. Department of Defense (“DoD”) was approximately 64% and 61%, respectively. As a result, our financial results in any period could be impacted substantially by spending cuts in the DoD budget and the funds appropriated for certain military programs.

 Notwithstanding the uncertainty associated with the DoD budget, we believe our overall defense business outlook remains favorable due to the present demand for the potted coil assembly for the Hellfire II missile system and other existing orders for electro-mechanical assemblies from major defense contractors. As of April 30, 2013, our consolidated order backlog for the defense market was nearly $10.8 million, which included $9.6 million for the potted coil assembly.

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

We anticipate that near-term demand for aerospace and industrial products will remain consistent with current demand. We also believe that the long-term outlook remains positive because of the nature of the customers' applications for these products; however, the fragile global economic recovery and the inventory of Boeing 787's in partially completed stages may hinder any near-term increase in demand. As of April 30, 2013, our consolidated order backlog for the aerospace and industrial markets was $1.8 million.

Business Outlook

Our order activity increased 13% to $15.0 million during fiscal year 2013. This order rate included an $8.3 million contract award for the potted coil assembly for the Hellfire II missile system. As a result, our consolidated order backlog is $12.6 million heading into the new fiscal year, which is a 29% increase compared to the beginning of the prior year. This strong backlog position combined with other anticipated orders for new electro-mechanical assemblies and magnetics have us anticipating another solid performance in fiscal year 2014.

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

Net Sales

Years ended April 30,	2013	2012
Torotel Products:
Magnetic components	$5,759,000	$4,594,000
Potted coil assembly	4,738,000	5,541,000
Electro-mechanical assemblies	1,409,000	279,000
Injection molded products	70,000	394,000
Total Torotel Products	$11,976,000	$10,808,000
Electronika	$5,000	$20,000
Total consolidated net sales	$11,981,000	$10,828,000

Consolidated net sales in fiscal year 2013 increased nearly 11% as compared to fiscal year 2012. Torotel Products' net sales increased $1,168,000 or 11% primarily due to higher unit volume for magnetic components combined with a higher average unit selling price, and higher shipments of electro-mechanical assemblies. These sales increases were offset partially by lower shipments of the potted coil assembly due to production delays resulting from a customer requested change in the painting process. As disclosed previously in Item 1 Business, production of the injection molded products were discontinued in the first quarter of fiscal year 2013. Electronika's net sales represented a small portion of consolidated net sales and decreased $15,000. Electronika's sales continue to fluctuate within a small range as overall demand for the ballast transformers is very limited.
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

Gross Profit

Years ended April 30,	2013	2012
Torotel Products:
Gross profit	$4,099,000	$2,907,000
Gross profit % of net sales	34%	27%
Electronika:
Gross profit	$3,000	$12,000
Gross profit % of net sales	60%	60%
Combined:
Gross profit	$4,102,000	$2,919,000
Gross profit % of net sales	34%	27%

Gross profit as a percentage of net sales in fiscal year 2013 increased 7%. The gross profit percentage of Torotel Products increased 7% because of lower direct labor costs associated with the personnel reductions implemented in the prior year, higher sales without a corresponding increase in fixed production costs, and higher margins associated with the product mix. The gross profit percentage of Electronika remained unchanged as it is fixed by the Manufacturing Agreement with Magnetika, Inc.
Gross profit as a percentage of net sales in fiscal year 2012 decreased 5%. The gross profit percentage of Torotel Products decreased 4% because of higher material costs associated with the product mix and higher fixed costs due to the leased facility for manufacturing the injection molded products and the electro-mechanical assemblies and higher costs of fringe benefits such as group health insurance. These higher costs as a percentage of sales were offset partially by lower direct labor costs associated with the product mix and reductions in our workforce. The gross profit percentage of Electronika remained unchanged as it is fixed by the Manufacturing Agreement with Magnetika, Inc.

Operating Expenses

Years ended April 30,	2013	2012
Engineering	$535,000	$522,000
Selling, general and administrative	2,519,000	2,366,000
Total	$3,054,000	$2,888,000

Engineering expense increased 2% in fiscal year 2013. This increase was primarily due to higher travel costs.
Engineering expense increased 17% in fiscal year 2012. This increase primarily results from a $74,000 increase in payroll costs due to merit increases and the hiring of additional engineers.
Selling, general and administrative expenses increased nearly 6% or $153,000 in fiscal year 2013. This increase primarily resulted from a $72,000 increase in deferred compensation expense related to the change in fair value of stock appreciation rights, a $68,000 change in stock compensation expense related to the forfeiture of restricted stock in both years, a $66,000 increase in operating expenses, a $41,000 increase in insurance costs, and a $38,000 increase in professional fees including legal fees and accounting fees. This increase was partially offset by a $39,000 decrease in training costs, a $42,000 decrease in sales discounts not taken by large customers, and a 64,000 decrease in travel costs.

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

Earnings from Operations

Years ended April 30,	2013	2012
Torotel Products	$1,336,000	$288,000
Electronika	3,000	12,000
Torotel	(291,000)	(269,000)
Total	$1,048,000	$31,000

For the reasons discussed above, consolidated earnings from operations increased by $1,017,000 in fiscal year 2013 and decreased by $666,000 in fiscal year 2012.
Other Earnings Items

Years ended April 30,	2013	2012
Earnings from operations	$1,048,000	$31,000
Interest expense	(42,000)	(47,000)
Loss on asset disposal	(3,000)
Earnings before income taxes	1,003,000	(16,000)
Benefit for income taxes	(218,000)	—
Net earnings (loss)	$1,221,000	$(16,000)

Interest expense decreased $5,000 in fiscal year 2013 primarily due to a lower debt level. Loss on asset disposal increased by $3,000 in fiscal year 2013 due to the disposal of damaged assets. Income tax benefit increased by $218,000 in fiscal year 2013. This was due to a $619,000 decrease in the income tax valuation reserve allowance partially offset by the current year tax expense of $341,000 (see Note 4 of Notes to the Consolidated Financial Statements).
Interest expense increased $1,000 in fiscal year 2012 primarily due to a higher level of capital leases. Interest income decreased by $5,000 in fiscal year 2012. Income tax benefit decreased by $600,000 in fiscal year 2012. This was due to no change being made in the net deferred tax assets from the prior year (see Note 4 of Notes to the Consolidated Financial Statements).
Return on Capital Employed
Return on Capital Employed ("ROCE") is the primary benchmark used by management to evaluate Torotel's performance. ROCE measures how effectively and efficiently net operating assets (NOA) are used to generate earnings before interest and taxes (EBIT). For these purposes, NOA, or Capital Employed, is defined as "accounts receivable + inventory + net fixed assets + miscellaneous operating assets - accounts payable - miscellaneous operating liabilities". The performance of Torotel's management and the majority of its decisions will be measured by whether Torotel's ROCE improves. For the fiscal years ended April 30, 2013 and 2012, Torotel's ROCE was 29.41% and 1.23%, respectively. The increase in ROCE for fiscal year 2013 is largely attributed to the higher operating income generated in fiscal year 2013.

Liquidity and Capital Resources

As of April 30, 2013, Torotel had $1,593,000 in cash, compared to $308,000 as of April 30, 2012.

The table below presents the summary of cash flow for the fiscal periods indicated.

	2013	2012
Net cash provided by operating activities	$1,664,000	$450,000
Net cash used in investing activities	$(229,000)	$(496,000)
Net cash used in financing activities	$(150,000)	$(136,000)

Operating Activities

Net cash from operating activities fluctuates between periods primarily as a result of differences in operating earnings, the timing of shipments and the collection of accounts receivable, changes in inventory, level of sales, the effect of customer deposits, payments of accounts payable, and other accrued liabilities. The $1,664,000 of cash provided by operating activities was largely due to higher earnings before interest, taxes, and depreciation combined with the net change in customer deposits. We do not anticipate any significant changes in the amount of cash flow from operations in the near-term.

The $450,000 of cash provided by operating activities for the same period in fiscal year 2012 is primarily attributable to the combination of earnings before interest, taxes, and depreciation and the decrease in accounts receivable of $800,000 offset by a decrease in customer deposits of $710,000.

Investing Activities

The $229,000 of cash used in investing activities was the result of capital expenditures primarily related to the implementation of a new ERP system. We anticipate approximately $100,000 of capital expenditures during fiscal 2014 as a result of additional production equipment necessary for new opportunities.

The $496,000 of cash used in investing activities during fiscal year 2012 was the result of capital expenditures for a new ERP system as well as equipment needed to manufacture large transformers.

Financing Activities

The $150,000 of cash used in financing activities in fiscal 2013 is the result of long-term debt payments on the mortgage, equipment line, and capital lease obligations.

The $136,000 of cash used in financing activities during fiscal year 2012 is the result of long-term debt payments on the mortgage, equipment line, and capital lease obligations.

Capital Resources

We believe that the projected cash flow from operations, combined with existing cash balances, will be sufficient to meet our funding requirements for the foreseeable future. We have a $500,000 bank line of credit available which could be utilized to help fund any working capital requirements, subject to the adequacy of our borrowing base and other conditions. During fiscal year 2013 we did not utilize this line of credit. We believe that inflation will have only a minimal effect on future operations since such effects should be offset by sales price increases, which are not expected to have a significant effect upon demand.

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

Revenue Recognition

Revenue is recognized when a fixed price contract or purchase order exists; delivery has occurred; and collection is reasonably assured. Selling terms are FOB Shipping Point so we consider products delivered once they have been shipped and title and risk of loss have been transferred. Our consolidated net sales arising from contracts having deliveries scheduled over a period of more than one year for fiscal years 2013 and 2012 were approximately 40% and 51%, respectively, primarily because of the contract for the potted coil assembly.

Allowance for Doubtful Accounts

Gross trade accounts receivable are offset with an allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review the allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectability. Account balances are charged against the allowance when placed for collection. Recoveries of receivables previously written off are recorded when received. The majority of the customer accounts are considered past due after the invoice becomes older than the customer's normal credit terms. Interest is not charged on past due accounts. The allowance for doubtful accounts was $12,000 at the end of each fiscal year, respectively.

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

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Act"), as of April 30, 2013 and have concluded that these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework contained in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of April 30, 2013.

Changes in Internal Controls

As described in our Form 10-Q/A for the period ended January 31, 2011, we encountered irregularities related to the calculation of inventory costs in our enterprise resource planning ("ERP") system. Based on our review, we believe that these errors were systematic in nature and were not caused by our implementation or usage of the system.

Since identifying the material weakness as described above, we implemented measures to remediate the material weakness, including:

•	Performing extensive detailed price testing on our raw material inventory balance;

•	Expanding reviews of certain functional areas including revenue and accounts payable transactions; and

•	Implementing a new ERP system.

These measures assisted us in strengthening our internal control over financial reporting and helped to remediate the material weakness in internal control over financial reporting as described in our Form 10-Q/A for the period ended January 31, 2011.  In order to conclude on the effectiveness of these remediation activities, we tested the effectiveness of the changes in our internal control over financial reporting to prove their operating effectiveness.  We were able to conclude that the material weakness was remediated as of April 30, 2013 after our testing efforts were completed.

ITEM 9B.    Other Information

None.

Report Of Independent Registered Public Accounting Firm

To the Board of Directors
Torotel, Inc.

We have audited the accompanying consolidated balance sheet of Torotel, Inc. and subsidiaries (collectively, the Company) as of April 30, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Torotel, Inc. and subsidiaries as of April 30, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ RubinBrown LLP

Overland Park, Kansas
July 19, 2013

CONSOLIDATED BALANCE SHEETS
As of April 30,

	2013	2012
ASSETS
Current assets:
Cash	$1,593,000	$308,000
Trade receivables, net	1,345,000	1,408,000
Inventories	1,391,000	1,229,000
Prepaid expenses and other current assets	134,000	71,000
Deferred income taxes	183,000	116,000
	4,646,000	3,132,000
Property, plant and equipment:
Land	265,000	265,000
Buildings and improvements	978,000	968,000
Equipment	2,304,000	2,179,000
	3,547,000	3,412,000
Less accumulated depreciation	2,150,000	1,826,000
	1,397,000	1,586,000

Deferred income taxes	657,000	492,000
Other assets	40,000	56,000

Total Assets	$6,740,000	$5,266,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$140,000	$150,000
Trade accounts payable	405,000	658,000
Accrued liabilities	571,000	281,000
Customer deposits	608,000	206,000
	1,724,000	1,295,000
Long-term debt, less current maturities	655,000	795,000
Commitments and contingencies
Stockholders' equity:
Common stock; par value $0.01; 6,000,000 shares authorized; 5,265,750 and 5,515,650 shares issued and outstanding as of April 30, 2013 and 2012, respectively	60,000	60,000
Capital in excess of par value	12,283,000	12,319,000
Accumulated deficit	(7,963,000)	(9,184,000)
Treasury stock, at cost	(19,000)	(19,000)
	$4,361,000	$3,176,000

Total Liabilities and Stockholders' Equity	$6,740,000	$5,266,000
The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended April 30,

	2013	2012
Net sales	$11,981,000	$10,828,000
Cost of goods sold	7,879,000	7,909,000
Gross profit	4,102,000	2,919,000
Operating expenses:
Engineering	535,000	522,000
Selling, general and administrative	2,519,000	2,366,000
	3,054,000	2,888,000
Earnings from operations	1,048,000	31,000
Other expense (income):
Interest expense, net	42,000	47,000
Loss on asset disposal	3,000	—
Earnings (loss) before provision for income taxes	1,003,000	(16,000)
Provision (benefit) for income taxes	(218,000)	—
Net earnings (loss)	$1,221,000	$(16,000)
Basic earnings (loss) per share	$0.23	$—

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Shares	Common Stock	Excess of Par Value	Accumulated Deficit	Treasury Stock, at cost	Total Stockholders' Equity
Balance, April 30, 2011	5,983,545	$60,000	$12,425,000	$(9,168,000)	$(19,000)	$3,298,000
Stock compensation earned	—	—	11,000	—	—	11,000
Restricted stock cancelled	—	—	(117,000)	—	—	(117,000)
Net loss	—	—	—	(16,000)	—	(16,000)
Balance, April 30, 2012	5,983,545	60,000	12,319,000	(9,184,000)	(19,000)	3,176,000
Restricted stock cancelled	—	—	(36,000)	—	—	(36,000)
Net earnings	—	—	—	1,221,000	—	1,221,000
Balance, April 30, 2013	5,983,545	$60,000	$12,283,000	$(7,963,000)	$(19,000)	$4,361,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended April 30,

	2013	2012
Cash flows from operating activities:
Net earnings (loss)	$1,221,000	$(16,000)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Benefit recognized on restricted stock award activity	(36,000)	(117,000)
Stock compensation cost amortized	—	11,000
Depreciation	347,000	306,000
Deferred income taxes	(232,000)	—
Loss on disposal	3,000	—
Loss on impairment	108,000	—
Change in value of stock appreciation rights	44,000	(28,000)
Increase (decrease) in cash flows from operations resulting from changes in:
Trade receivables	63,000	800,000
Inventories	(202,000)	172,000
Prepaid expenses and other assets	(47,000)	(51,000)
Trade accounts payable	(253,000)	(4,000)
Accrued liabilities	246,000	95,000
Customer deposits	402,000	(710,000)
Income taxes payable	—	(8,000)
Net cash provided by operating activities	1,664,000	450,000
Cash flows from investing activities:
Capital expenditures	(249,000)	(496,000)
Proceeds from sale of equipment	20,000	—
Net cash used in investing activities	(229,000)	(496,000)
Cash flows from financing activities:
Principal payments on long-term debt	(107,000)	(102,000)
Payments on capital lease obligations	(43,000)	(34,000)
Net cash provided by (used in) financing activities	(150,000)	(136,000)
Net increase (decrease) in cash	1,285,000	(182,000)
Cash, beginning of year	308,000	490,000
Cash, end of year	$1,593,000	$308,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$42,000	$47,000
Income taxes	$21,000	$8,000
Non-cash investing and financing activities:
Capital expenditure	$—	$(57,000)
Proceeds from capital lease	$—	$57,000

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Torotel, Inc. ("Torotel") conducts business primarily through its wholly owned subsidiary, Torotel Products, Inc. ("Torotel Products"), but it also operates another wholly owned subsidiary Electronika, Inc. ("Electronika"). Another subsidiary, Torotel Manufacturing Corporation ("TMC"), provided manufacturing services to Torotel Products. TMC ceased activities on December 31, 2012. Torotel specializes in the custom design and manufacture of a wide variety of precision magnetic components, consisting of transformers, inductors, reactors, chokes, toroidal coils, high voltage transformers, dry-type transformers and electro-mechanical assemblies for use in aerospace, industrial and military electronics. Torotel also designs and distributes ballast transformers for the airline industry.

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

Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. We grant unsecured credit to most of our customers. We do not believe that we are exposed to any extraordinary credit risk as a result of this policy. At various times, and at April 30, 2013, cash balances exceeded federally insured limits. We have not experienced any losses in the cash accounts and we do not believe we are exposed to any significant credit risk with respect to our cash.

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

The carrying amounts of certain financial instruments, including cash, trade receivables and trade accounts payable approximate fair value due to their short maturities. As of April 30, 2013, the amount of our long-term debt approximates fair value based on the present value of estimated future cash flows using a discount rate commensurate with a borrowing rate available to us. The inputs used to estimate the fair value of long-term debt are considered Level 2 inputs.

Treasury Stock

We utilize the weighted average cost method in accounting for treasury stock transactions.

Revenue Recognition

Revenue is recognized when a fixed price contract or purchase order exists; delivery has occurred; and collection is reasonably assured. Selling terms are FOB Shipping Point so we consider our products delivered once they have been shipped and title and risk of loss have been transferred. Our consolidated net sales arising from contracts having deliveries scheduled over a period of more than one year for fiscal years 2013 and 2012 were approximately 40% and 51%, respectively, primarily because of the contract for the potted coil assembly.

Allowance for Doubtful Accounts

Gross trade accounts receivable are offset with an allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review the allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectability. Account balances are charged against the allowance when placed for collection. Recoveries of receivables previously written off are recorded when received. The majority of the customer accounts are considered past due after the invoice becomes older than the customer's credit terms. Interest is not charged on past due accounts. The allowance for doubtful accounts as of April 30, 2013 and 2012 was $12,000 and $12,000, respectively.

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

Advertising Costs

Advertising costs are expensed as incurred. For the years ended April 30, 2013 and 2012 advertising costs were $4,000 and $14,000, respectively.

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

NOTE 2—INVENTORIES

The following table summarizes the components of inventories, as of April 30 of each year:

	2013	2012
Raw materials	$850,000	$848,000
Work in process	281,000	296,000
Finished goods	260,000	85,000
	$1,391,000	$1,229,000

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

	Line of Credit	Mortgage note payable to Commerce Bank	Equipment loan note payable to Commerce Bank
Face amount	$500,000	$650,000	$500,000
Proceeds received	—	650,000	380,000
Unused borrowing capacity	500,000	—	120,000
Amount previously repaid	—	82,000	185,000
Total debt outstanding	$—	$568,000	$195,000

Rate	4.00%	4.63%	4.63%
Maturity date	September 27, 2013	September 26, 2015	September 26, 2015
Monthly payment	$—	$5,038	$7,123

Additional Criteria	Borrowing base limited to 75% of eligible receivables	15 year amortization schedule	Advance rate equal to 80% of the price of the equipment purchased

The revolving line of credit, which is available for working capital purposes, is renewable annually.  The associated interest rate is equal to the greater of the floating Commerce Bank Prime Rate (currently 3.25%) or a floor of 4% (as listed above).  Monthly repayments of interest only are required with the principal due at maturity.  This facility is cross collateralized and cross defaulted with all other facilities and is secured by a first lien on all business assets of Torotel Products.

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

Torotel Products is also required to comply with specified financial covenants and as of April 30, 2013, Torotel was in compliance with these covenants.

Information concerning Torotel's long-term indebtedness as of April 30 of each year is as follows:

	2013	2012
Mortgage note payable to Commerce Bank, maturing September 2015	$568,000	$601,000
Equipment loan note payable to Commerce Bank, maturing September 2015	195,000	269,000
Capital lease obligations	32,000	75,000
	795,000	945,000
Less: Current maturities	140,000	150,000
	$655,000	$795,000

The amount of long-term debt maturities by year is as follows:

Year Ending April 30,	Amount
2014	$140,000
2015	123,000
2016	532,000
2017	—
$795,000

NOTE 4—INCOME TAXES

The provision for income taxes reflected in the consolidated statements of operations differs from the amounts computed at the federal statutory tax rates. The principal differences between our statutory income tax expense and the effective provision for income taxes are summarized as follows:

	2013	2012
Computed tax expense (benefit) at statutory rates	$341,000	$(5,000)
Permanent differences	3,000	11,000
State tax, credits, and other	57,000	5,000
Increase (decrease) in valuation allowance	(619,000)	(11,000)
	$(218,000)	$—

The amount classified as other relates to the expiration of state net operating loss carryforwards that have expired.

The components of the provision (benefit) for income taxes are as follows:

	2013	2012
Current tax expense	$14,000	$—
Deferred tax benefit	(232,000)	—
	$(218,000)	$—
We have available as benefits to reduce future income taxes, subject to applicable limitations, the following estimated net operating loss ("NOL") carryforwards:

Year of Expiration	NOL Carryforwards
2019	$2,247,000
2022	32,000
2023	1,000
2024	77,000
2026	253,000
2027	217,000
2029	28,000
2032	366,000
$3,221,000
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
We record net deferred income tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. As of April 30, 2013, we anticipate the realization of a portion of our deferred income tax assets that are expected to reverse within the next few fiscal years. The amounts not associated with assets and liabilities on the balance sheet are allocated between current and non-current portions on the consolidated balance sheet based upon when we believe the underlying items will reverse. We have adjusted the valuation allowance accordingly, which has reduced the provision for income taxes. We evaluate the appropriateness of our deferred income tax asset valuation allowance on a quarterly basis. This adjustment was made based upon evaluating the following positive and negative evidence:
Positive:

•	Taxable earnings have been present in recent years;

•	We have realized a significant amount of our net deferred tax asset created in fiscal year 2011;

•	The available carryforward periods of most of our net operating losses are of sufficient length and are at minimum risk of expiring unused;

•	We currently are performing on a contract that should enable us to sustain the current sales volume for the next few fiscal years; and

•	Our products are included in applications that generally have a longer lifecycle.

Negative:

•	We have a history of inconsistent earnings;

•
Long-term demand for the potted coil assembly used on the Hellfire II missile system is uncertain due to Department of Defense budget constraints and the possibility that the potted coil assembly could eventually be replaced;

•	The trend of positive and negative cycles may be difficult to predict due to the nature of our industry; and

•	We are in a highly competitive industry.

The following table summarizes the components of the net deferred income tax asset:

	2013	2012
Net operating loss carryforwards	$1,095,000	$1,359,000
Inventory valuation reserve	146,000	150,000
Amortization and impairment of intangibles	175,000	271,000
Loss on equity and impairment in investee	427,000	427,000
Tax credit carryforwards	130,000	143,000
Other	81,000	91,000
	2,054,000	2,441,000
Less: valuation allowance	1,214,000	1,833,000
	$840,000	$608,000
The tax credit carryforwards as presented above have no expiration date.

The net deferred tax assets are presented in the accompanying April 30, 2013 and 2012 balance sheets as follows:

	2013	2012
Current deferred income tax asset	$183,000	$116,000
Noncurrent deferred income tax asset	657,000	492,000
	$840,000	$608,000
As of April 30, 2013, the federal tax returns for the fiscal years ended 2009 through 2013 are open to audit until the statute of limitations closes for the years in which the net operating losses are utilized. Torotel would recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense. As of April 30, 2013, Torotel recorded no accrued interest or penalties related to uncertain tax positions. Management expects no significant change in the amount of unrecognized tax benefit, accrued interest or penalties within the next twelve months.

NOTE 5—COMMITMENTS AND CONTINGENCIES

We are obligated under several capital leases covering various computer hardware that expire at various dates during the next two fiscal years. All of these leases are non-cancellable and are presented in the accompanying consolidated financial statements as long-term debt. At April 30, 2013 and 2012, the gross amount of equipment and related accumulated amortization recorded under capital leases were as follows:

	2013	2012
Information technology equipment	$104,000	$121,000
Less accumulated amortization	(72,000)	(46,000)
	$32,000	$75,000

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

Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods free of rent. Total rent expense for all operating leases for the years ended April 30, 2013 and 2012 was $225,000 and $229,000, respectively.

Future minimum lease payments under non cancellable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of April 30, 2013 are:

Year Ending April 30,	Capital Leases	Operating Leases
2014	$28,000	$120,000
2015	4,000	9,000
2016	—	5,000
	$32,000	$134,000

The future minimum capital lease payments of $33,000 include amounts representing interest of $1,000 which results in a present value of $32,000 for net minimum capital lease payments.

NOTE 6—EMPLOYEE INCENTIVE PLANS

Short-term Cash Incentive Plan

The Short-term Cash Incentive Plan ("STIP") became effective for fiscal year 2008. The purpose of the STIP is to promote the long-term financial performance of Torotel by providing key employees with the opportunity to earn cash awards for accomplishing annual goals for Return on Capital Employed ("ROCE") as defined in the Plan, which was filed as Exhibit 10.8 of Form 10-KSB for the fiscal year ended April 30, 2007, and is herein incorporated by reference. For the years ended April 30, 2013 and 2012, total short-term cash incentive plan expense was $105,000 and $0, respectively.

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

Long-term Cash Incentive Plan

The Long-term Cash Incentive Plan ("LTCIP") provides key employees with the opportunity to earn cash awards for accomplishing plan goals based on predetermined targets for average annual sales and earnings growth, ROCE and debt to equity. Under the terms of the LTCIP, awards will not be paid if Torotel's performance on any LTCIP metric is less than the threshold level of performance defined for that LTCIP metric. For the years ended April 30, 2013 and 2012, total long-term cash incentive plan expense was $17,000 and $0, respectively.

Performance Bonus

We provided discretionary performance bonuses for employees not participating in the above incentive plans. Total expense for these bonuses was $51,000 and $0 for the years ended April 30, 2013 and 2012.

401(k) Retirement Plan

We have a 401(k) Retirement Plan for Torotel Products' employees. Employer contributions to the Plan are at the discretion of the Board of Directors. Employer contributions to the Plan for the years ended April 30, 2013 and 2012 were $10,000 and $10,000, respectively.

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

On September 2, 2009, we entered into Restricted Stock Agreements with two key employees (Messrs. Sizemore and Serrone) pursuant to the SAP. The aggregate amount of the restricted stock awards was 250,000 shares of common stock, $0.01 par value per share. These shares were transferred from treasury shares. Based on the market price of $0.27 for our common stock as of September 2, 2009, the fair value of the restricted stock at the date of award was $67,500. Stock compensation cost net of an appropriate pre-vesting forfeiture rate is recorded per quarter for the remainder of the vesting period provided the financial performance metrics as outlined in the SAP are likely to be attained. However, due to updated projections developed in the third quarter of fiscal year 2013, the likelihood of achieving the financial performance metrics as outlined in the Restricted Stock Agreement was classified as remote. As a result, we stopped amortizing the stock compensation cost associated with the restricted stock awarded on September 2, 2009 and recovered the previously amortized stock compensation cost of $42,000 in the third quarter ended January 31, 2013. The 250,000 shares associated with the restricted stock awards dated September 2, 2009, were reverted to treasury shares during the fourth quarter of fiscal year 2013.

Total stock compensation cost for the years ended April 30, 2013 and 2012 was a credit of $36,000 and a credit of $106,000, respectively. Restricted stock activity for each period through April 30 is summarized as follows:

	2013		2012
	Restricted Shares Under Option	Weighted Average Grant Price	Restricted Shares Under Option	Weighted Average Grant Price
Outstanding at May 1	250,000	$0.270	562,900	$0.398
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	(250,000)	0.270	(312,900)	0.500
Outstanding at April 30	—	$—	250,000	$0.270

NOTE 8—STOCKHOLDERS' EQUITY

The changes in shares of common stock outstanding as of April 30 of each year are summarized as follows:

	2013	2012
Balance, May 1	5,515,750	5,828,650
Restricted stock activity	(250,000)	(312,900)
Treasury stock activity	—	—
Balance, April 30	5,265,750	5,515,750

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

The basic earnings per common share were computed as follows:

	2013	2012
Net earnings	$1,221,000	$(16,000)
Amounts allocated to participating securities (nonvested restricted shares)	—	—
Net income attributable to common shareholders	$1,221,000	$(16,000)
Basic weighted average common shares	5,265,750	5,515,750
Earnings per share attributable to common shareholders:
Basic earnings per share	$0.23	$—

ASC 260, Earnings per Share, provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be participating securities and must be included in the computation of earnings per share pursuant to the two-class method.  Diluted earnings per share is not presented as we do not have any shares considered incremental and dilutive.

NOTE 10—ACCRUED LIABILITIES

Accrued liabilities as of April 30 of each year consist of the following:

	2013	2012
Employee related expenses:
Accrued payroll	$298,000	$111,000
Accrued payroll taxes	53,000	42,000
Accrued employee benefits	80,000	43,000
	431,000	196,000
Other, including interest:
Warranty reserve	13,000	20,000
Property taxes	30,000	12,000
Deferred director compensation	96,000	52,000
Other	1,000	1,000
	140,000	85,000
	$571,000	$281,000

NOTE 11—INFORMATION ABOUT MAJOR CUSTOMERS

Sales to one major customer as a percentage of consolidated net sales as of April 30 of each year was the following:

	2013	2012
Sales to a major customer as a % of net sales	49%	51%

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

SARs transactions for each period though April 30 are summarized as follows:

	2013		2012
	SARs Under Option	Weighted Average Grant Price	SARs Under Option	Weighted Average Grant Price
Outstanding at beginning of year	280,000	$0.429	240,000	$0.407
Granted	40,000	$0.270	40,000	$0.558
Exercised	—		—	$—
Forfeited	—		—	$—
Outstanding at end of year	320,000	$0.409	280,000	$0.429
SARs exercisable at end of year	243,300	$0.419	210,000	$0.439
Weighted average fair value of SARs granted during the year		$0.270		$0.256

The following information applies to SARs outstanding for each year through April 30:

	2013	2012
Number outstanding	320,000	280,000
Range of grant prices, upper limit	$0.695	$0.695
Range of grant prices, lower limit	$0.208	$0.208
Weighted average grant price	$0.414	$0.429
Weighted average contractual life remaining (in years)	4.85	5.28
10-day average market price	$0.419	$0.270
Weighted average stock volatility	144.67%	135.82%
Weighted average expected life	4.44	4.86
Weighted average risk free rate	0.66%	0.95%
Weighted average dividend yield	—%	—%
Weighted average fair value price	$0.389	$0.278
Total vested SARs	243,300	210,000
Weighted average aggregate fair value	$82,000	$6,650
Weighted average aggregate intrinsic value	$16,000	$220
Total compensation expense (benefit)	$135,000	$(28,000)
Unrecognized compensation expense related to non-vested SARs granted	$15,000	$9,000
Expected period to recognize compensation expense related to non-vested SARs granted (in years)	1.67	1.90
Total liability for SARs on consolidated balance sheets	$96,000	$52,000

NOTE 13—AGREEMENTS WITH RELATED PARTY

Electronika's requirements for the ballast transformers are outsourced pursuant to a Manufacturing Agreement (“Agreement”) with Magnetika, a corporation owned by the Caloyeras family. Under the terms of the Agreement, Magnetika provides all necessary raw material, labor, testing, packaging and related services required to complete the manufacture, delivery and sale of the ballast transformers, and Electronika is obligated to order all of its ballast transformer requirements exclusively from Magnetika. Electronika retains ownership of all designs, drawings, specifications and intellectual property rights associated with the ballast transformers. In exchange for the services provided to Electronika under the Agreement, Magnetika receives 40% of the net sales price of all ballast transformers sold by Electronika. The initial 10 year term of the Agreement expired on April 1, 2012; however, pursuant to the terms, the Agreement continues on a year-to-year basis until cancelled by either party. In the fiscal year ended April 30, 2013, Electronika incurred costs of $2,000 for goods purchased on trade terms of net 20 days pursuant to the Agreement. Of the amount purchased, $2,000 was due and payable as of April 30, 2013. In the fiscal year ended April 30, 2012, Electronika incurred costs of $8,000 for goods purchased. Of the amount purchased, $1,000 was due and payable as of April 30, 2012.

NOTE 14—CUSTOMER DEPOSITS

Milestone payments in the aggregate amount of $1,400,000 were authorized by the customer pursuant to the terms of the contract for the potted coil assembly dated March 7, 2012. This aggregate amount was used to procure raw materials and to establish a 500-piece finished goods buffer. These milestone payments are recovered by the customer ratably over the course of the contract as invoices are paid. As of April 30, 2013, we have received milestone payments in the amount of $1,086,000 associated with this new contract. In accordance with our revenue recognition policy, we recognize revenue on this contract upon shipment of the product. Our liability for unrecovered milestone payments associated with this contract was $485,000. This net amount is reflected as a component of customer deposit under current liabilities in the accompanying consolidated balance sheet as of April 30, 2013.

For certain customers, we collect payment at the time the order is placed. These deposits are classified as a liability and will be recognized as revenue at the time of shipment in accordance with our revenue recognition policy. As of April 30, 2013 we had approximately $123,000 in customer deposits related to this arrangement.

NOTE 15—ENTERPRISE RESOURCE MANAGEMENT SYSTEM RECOVERABILITY

We have determined that the enterprise resource management system (the “ERP system”) implemented in November 2010 is not appropriate for long-term use based on certain functionalities not performing as promised. After discussions with the ERP system provider, we received a partial refund of $40,000 subsequent to April 30, 2011, that was applied to the carrying amount of the software. Subsequent to the change in carrying amount, we evaluated the asset for existence of impairment. After determining that impairment indicators exist (the discontinuation of the ERP system will more likely than not occur prior to the end of its useful life), we evaluated recoverability by comparing undiscounted cash flows provided by the ERP system to the carrying value of the asset. Since the ERP system is integral to the operations of our business, entity level cash flows were used in this test. We generated undiscounted cash flows in excess of the carrying amount of the software so no impairment loss adjustment was necessary. A new ERP system was implemented on November 1, 2012.

NOTE 16 — RECLASSIFICATION

Certain expenses in fiscal year 2012 have been reclassified to conform to the presentation used in the consolidated statement of operations for fiscal year 2013. This reclassification did not impact net earnings in either fiscal year.

NOTE 17 - ASSET IMPAIRMENT

During the first quarter ended July 31, 2012, we discontinued production of the injection molded products effective with the conclusion of the existing orders in July 2012. In conjunction with this decision and subsequent to July 31, 2012, we finalized our review of both current and long-term assets associated with the injection molded products.  After reviewing our inventory and property, plant, and equipment related to the injection molded products, we concluded that impairments were necessary as of July 31, 2012. On January 23, 2013 we accepted an offer for the sale of the equipment that was lower than the estimated value used at July 31, 2012. To reflect the agreed upon sale price, an additional impairment charge was recorded in the third quarter ended January 31, 2013. The total charges associated with this asset impairment are outlined in the following table:

April 30, 2013
Equipment	68,000
Inventory	40,000
Total	$108,000

NOTE 18 - SUBSEQUENT EVENTS

On June 17, 2013, Restricted Stock Agreements were entered into for the issuance of an aggregate total of 400,000 restricted shares (the “Shares”) of the Company's common stock, pursuant to the Long-Term Incentive Plans, which were filed as Exhibit 10.9 of Form 10-KSB on July 30, 2007, and incorporated herein by reference. The agreements were authorized by the Compensation and Nominating Committee (the “Committee”) and the Board of Directors of Torotel, Inc. A total of three key employees received restricted shares pursuant to individual Restricted Stock Agreements. The form of the Restricted Stock Agreement were filed as Exhibit 10.1 of Form 8-K on June 19, 2013, and is incorporated herein by reference as Exhibit 10.3. The Shares issued pursuant to the Restricted Stock Agreements are restricted and may not be sold, assigned, pledged or otherwise disposed of until the restrictions lapse. The restrictions will lapse on the fifth anniversary of the date of grant if during the five (5) year restriction period, (1) the Company's cumulative annual growth in earnings before interest and taxes ("EBIT") is at least 10% and (2) the Company's average return on capital employed ("ROCE") is at least 25%. The restrictions will also lapse, if prior to the fifth anniversary of the date of grant, (1) the grantee's employment with the Company is terminated by reason of disability, (2) the grantee dies, or (3) the Committee, in its sole discretion, terminates the restrictions. If the restrictions on the Shares have not lapsed by the fifth anniversary of the date of grant, the Shares will be forfeited to the Company. The following table lists the officers of the Company that received the Shares.

Name and Principal Position	Restricted Shares Awarded
Dale H. Sizemore, Jr. President and Chief Executive Officer	200,000
H. James Serrone Vice President of Finance and Chief Financial Officer	150,000
All Officers and Key Employees as a Group (3 persons)	400,000

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to Torotel's 2013 Proxy Statement under the sections titled "Voting Securities and Principal Holders Thereof", "Proposal One—Election to the Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", to be filed with the SEC no later than 120 days after the end of our most recent fiscal year.

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

ITEM 11.    Executive Compensation

The information required by this Item is incorporated by reference to Torotel's 2013 Proxy Statement under the section titled "Executive Officer Compensation", to be filed with the SEC no later than 120 days after the end of our most recent fiscal year.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to Torotel's 2013 Proxy Statement under the sections titled "Voting Securities and Principal Holders Thereof" and "Proposal One—Election to the Board of Directors", to be filed with the SEC no later than 120 days after the end of our most recent fiscal year.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to Torotel's 2013 Proxy Statement under the section titled "Certain Relationships and Legal Proceedings", to be filed with the SEC no later than 120 days after the end of our most recent fiscal year.

ITEM 14.    Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to Torotel's 2013 Proxy Statement under the section titled "Fees Paid to the Independent Accountants", to be filed with the SEC no later than 120 days after the end of our most recent fiscal year.

PART IV
ITEM 15.    Exhibits, Financial Statement Schedules

(a)   Exhibits (Electronic Filing Only)

Exhibit 3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of Form 8-K filed with the SEC on September 25, 2009)
Exhibit 3.2	By-laws (incorporated by reference to Exhibit 3.1 of Form 8-K filed with the SEC on July 7, 2006)
Exhibit 10.1	Form of Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the SEC on July 7, 2006)
Exhibit 10.2	Manufacturing Agreement with Magnetika, Inc. (incorporated by reference to Exhibit 8.4 of Form 8-K filed with the SEC on April 15, 2002)
Exhibit 10.3	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the SEC on June 19, 2013).
Exhibit 10.4	Directors Stock Appreciation Rights Plan
Exhibit 10.5	Short-term Cash Incentive Plan (incorporated by reference to Exhibit 10.8 of Form 10-KSB filed with the SEC on July 30, 2007)
Exhibit 10.6	Stock Award Plan (incorporated by reference to Exhibit 10.8 of Form 10-KSB filed with the SEC on July 30, 2007)
Exhibit 10.7	Long-term Cash Incentive Plan (incorporated by reference to Exhibit 10.8 of Form 10-KSB filed with the SEC on July 30, 2007)
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

Torotel, Inc.

By:	/s/ DALE H. SIZEMORE, JR.		By:	/s/ H. JAMES SERRONE
	Dale H. Sizemore, Jr. Chief Executive Officer			H. James Serrone Chief Financial Officer

	Date:	July 19, 2013		Date:	July 19, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ DALE H. SIZEMORE, JR.		By:	/s/ ANTHONY L. LEWIS
	Dale H. Sizemore, Jr. Chairman of the Board, President, Chief Executive Officer and Director			Anthony L. Lewis Director

	Date:	July 19, 2013		Date:	July 19, 2013

By:	/s/ RICHARD A. SIZEMORE		By:	/s/ STEPHEN K. SWINSON
	Richard A. Sizemore Director			Stephen K. Swinson Director

	Date:	July 19, 2013		Date:	July 19, 2013

By:	/s/ BARRY B. HENDRIX
Barry B. Hendrix Director

	Date:	July 19, 2013