Form 10-Q
period 2013-07-31
TOROTEL INC
filed 2013-09-12
CIK 98752

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

or

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

As of September 12, 2013, there were 5,665,750 shares of Common Stock, $.01 par value, outstanding.

TOROTEL, INC AND SUBSIDIARIES

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	July 31, 2013	April 30, 2013
ASSETS
Current assets:
Cash	$1,717,000	$1,593,000
Trade receivables, net	990,000	1,345,000
Inventories	1,472,000	1,391,000
Prepaid expenses and other current assets	130,000	134,000
Deferred income taxes	147,000	183,000
	4,456,000	4,646,000

Property, plant and equipment, net	1,361,000	1,397,000

Deferred income taxes	586,000	657,000
Other assets	45,000	40,000

Total Assets	$6,448,000	$6,740,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$134,000	$140,000
Trade accounts payable	657,000	405,000
Accrued liabilities	452,000	571,000
Customer deposits	42,000	608,000
	1,285,000	1,724,000

Long-term debt, less current maturities	626,000	655,000

Stockholders' equity:
Common stock; par value $0.01; 6,000,000 shares authorized; 5,665,750 shares issued and outstanding	60,000	60,000
Capital in excess of par value	12,276,000	12,283,000
Accumulated deficit	(7,791,000)	(7,963,000)
Treasury stock, at cost	(8,000)	(19,000)
	4,537,000	4,361,000

Total Liabilities and Stockholders' Equity	$6,448,000	$6,740,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	July 31, 2013	July 31, 2012
Net sales	$3,485,000	$2,912,000
Cost of goods sold	2,178,000	2,030,000
Gross profit	1,307,000	882,000
Operating expenses:
Engineering	147,000	153,000
Selling, general and administrative	872,000	578,000
	1,019,000	731,000
Earnings from operations	288,000	151,000
Other expense:
Interest expense, net	9,000	11,000

Earnings before provision for income taxes	279,000	140,000
Provision for income taxes	107,000	56,000
Net earnings	$172,000	$84,000
Basic earnings per share	$0.03	$0.02

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	July 31, 2013	July 31, 2012
Cash flows from operating activities:
Net earnings	$172,000	$84,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock compensation cost amortized	4,000	4,000
Depreciation	94,000	86,000
Deferred income tax expense	107,000	56,000
Loss on impairment	—	59,000
Change in value of stock appreciation rights	93,000	7,000
Increase (decrease) in cash flows from operations resulting from changes in:
Trade receivables	355,000	(128,000)
Inventories	(81,000)	(110,000)
Prepaid expenses and other assets	(1,000)	(41,000)
Trade accounts payable	252,000	16,000
Accrued liabilities	(212,000)	(40,000)
Customer deposits	(566,000)	265,000
Net cash provided by operating activities	217,000	258,000

Cash flows from investing activities:
Capital expenditures	(58,000)	(101,000)
Net cash used in investing activities	(58,000)	(101,000)

Cash flows from financing activities:
Principal payments on long-term debt	(28,000)	(26,000)
Payments on capital lease obligations	(7,000)	(11,000)
Net cash used in financing activities	(35,000)	(37,000)

Net increase in cash	124,000	120,000
Cash, beginning of period	1,593,000	308,000
Cash, end of period	$1,717,000	$428,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$9,000	$11,000
Income taxes	$—	$—
Non-cash investing and financing activities:
Capital expenditure	$—	$—
Proceeds from capital lease	$—	$—

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The consolidated condensed balance sheet as of April 30, 2013, which has been derived from audited financial statements, is accompanied by the unaudited interim consolidated condensed financial statements, which reflect the normal recurring adjustments that in the opinion of management are necessary to present fairly Torotel’s consolidated financial position at July 31, 2013, and the consolidated results of operations for the three months ended July 31, 2013, and 2012, respectively.

The unaudited interim consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although management believes the disclosures made are adequate to make the information not misleading. The financial statements contained herein should be read in conjunction with Torotel’s consolidated financial statements and related notes filed on Form 10-K for the year ended April 30, 2013.

NOTE 2 — NATURE OF OPERATIONS

Torotel, Inc. (“Torotel”) conducts business primarily through its wholly owned subsidiary, Torotel Products, Inc. (“Torotel Products”), but also operates another wholly owned subsidiary, Electronika, Inc. (“Electronika”).  Another subsidiary, Torotel Manufacturing Corporation ("TMC"), provided manufacturing services to Torotel Products. TMC ceased activities on December 31, 2012.  Torotel specializes in the custom design and manufacture of a wide variety of precision magnetic components, consisting of transformers, inductors, reactors, chokes, toroidal coils, high voltage transformers, dry-type transformers and electro-mechanical assemblies, for use in commercial, industrial and military electronics.  Torotel also distributes ballast transformers for the airline industry.

NOTE 3—INVENTORIES

The following table summarizes the components of inventories:

	July 31, 2013	April 30, 2013
Raw materials	$961,000	$850,000
Work in process	316,000	281,000
Finished goods	195,000	260,000
	$1,472,000	$1,391,000

NOTE 4—FINANCING AGREEMENTS

Torotel Products has a financing agreement (the “agreement”) with Commerce Bank, N.A (the “Bank”).  The agreement provides for a revolving line of credit, a guidance line of credit, and a real estate term loan. Both Torotel, Inc. and Electronika, Inc. serve as additional guarantors to all notes described below. A summary of the notes within this agreement is provided below:

	Line of Credit	Mortgage note payable to Commerce Bank	Equipment loan note payable to Commerce Bank
Face amount	$500,000	$650,000	$500,000
Proceeds received	—	650,000	380,000
Unused borrowing capacity	500,000	—	120,000
Amount previously repaid	—	90,000	204,000
Total debt outstanding	$—	$560,000	$176,000

Rate	4.00%	4.63%	4.63%
Maturity date	September 27, 2013	September 26, 2015	September 26, 2015
Monthly payment	$—	$5,038	$7,123

Additional Criteria	Borrowing base limited to 75% of eligible receivables	15 year amortization schedule	Advance rate equal to 80% of the price of the equipment purchased

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

The mortgage note requires monthly payments consisting of both interest and principal.  This facility is cross collateralized and cross defaulted with all other facilities and is secured by a first real estate mortgage on the property located at 620 North Lindenwood Drive in Olathe, Kansas.

The equipment note is a guidance line of credit to be used for equipment purchases. Monthly repayments consisting of both interest and principal are required. This facility is cross collateralized and cross defaulted with all other facilities and is secured by a purchase money security interest in the assets purchased as well as a first lien on all business assets of Torotel Products.

Torotel Products is also required to comply with specified financial covenants. As of July 31, 2013, Torotel was in compliance with these covenants.

Torotel Products also currently has capital lease agreements related to information technology equipment and other items for $24,000.

NOTE 5—INCOME TAXES

Our effective income tax rates were 38.4% for the three months ended July 31, 2013 and 40% for the three months ended July 31, 2012.

As of July 31, 2013, the federal tax returns for the fiscal years ended 2009 through 2013 are open to audit until the statute of limitations closes for the years in which the net operating losses are utilized. We would recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense. As of July 31, 2013, we recorded no accrued interest or penalties related to uncertain tax positions. We expect no significant change in the amount of unrecognized tax benefit, accrued interest or penalties within the next twelve months.

NOTE 6—RESTRICTED STOCK AGREEMENTS

Restricted Stock Agreements are authorized by the Compensation and Nominating Committee ("The Committee") and the Board of Directors of Torotel. The Committee and the Board have determined that the interests of Torotel and its stockholders will be promoted by hiring talented individuals and, to induce such individuals to accept employment with Torotel, the Committee and the Board believe a key component of such individuals' compensation should be granting equity ownership opportunities based upon the acceptance of employment and the continuing employment of such individual, subject to certain conditions and restrictions. The Restricted Stock Agreements afford the grantees all of the rights of a stockholder with respect to the award shares, including the right to vote such shares and to receive dividends and other distributions payable with respect to such shares since the Date of Award. Under the terms of each agreement, the non-vested shares are restricted as to disposition and subject to forfeiture under certain circumstances. The agreements further provide, subject to certain conditions, that if prior to all of the restricted shares having been released, we undergo a change in control, then all of the restricted shares shall be released and no longer subject to restrictions under the agreements.The restricted shares are treated as non-vested stock; accordingly, the fair value of the restricted stock at the date of award is offset against capital in excess of par value in the accompanying consolidated balance sheets under stockholders' equity.

On September 2, 2009, we entered into Restricted Stock Agreements with two key employees (Messrs. Sizemore and Serrone) pursuant to the Stock Award Plan (the "SAP"). The SAP provides key employees the opportunity to acquire newly issued common stock of Torotel pursuant to awards earned for accomplishing goals that promote the long-term financial performance of our business. The aggregate amount of the restricted stock awards was 250,000 shares of common stock, $0.01 par value per share. These shares were transferred from treasury shares. Based on the market price of $0.27 for our common stock as of September 2, 2009, the fair value of the restricted stock at the date of award was $67,500. Stock compensation cost net of an appropriate pre-vesting forfeiture rate is recorded per quarter for the remainder of the vesting period provided the financial performance metrics as outlined in the SAP are likely to be attained. However, due to updated projections developed in the third quarter of fiscal year 2013, the likelihood of achieving the financial performance metrics as outlined in the Restricted Stock Agreement was classified as remote. As a result, we stopped amortizing the stock compensation cost associated with the restricted stock awarded on September 2, 2009 and recovered the previously amortized stock compensation cost of $42,000 in the third quarter ended January 31, 2013. The 250,000 shares associated with the restricted stock awards dated September 2, 2009, were reverted to treasury shares during the fourth quarter of fiscal year 2013.

On June 17, 2013, we entered into Restricted Stock Agreements with three key employees pursuant to the SAP. The aggregate amount of the restricted stock awards was 400,000 shares of common stock, $0.01 par value per share. These shares were transferred from treasury shares. Based on the market price of $0.50 for our common stock as of June 17, 2013, the fair value of the restricted stock at the date of award was $200,000. The form of the Restricted Stock Agreement was filed as Exhibit 10.1 of Form 8-K on June 19, 2013, and is incorporated herein by reference as Exhibit 10.1. The Shares issued pursuant to the Restricted Stock Agreements are restricted and may not be sold, assigned, pledged or otherwise disposed of until the restrictions lapse. The restrictions will lapse on the fifth anniversary of the date of grant if during the five (5) year restriction period, (1) Torotel's cumulative annual growth in earnings before interest and taxes ("EBIT") is at least 10% and (2) Torotel's average return on capital employed ("ROCE") is at least 25%. The restrictions will also lapse, if prior to the fifth anniversary of the date of grant, (1) the grantee's employment with Torotel is terminated by reason of disability, (2) the grantee dies, or (3) the Committee, in its sole discretion, terminates the restrictions. If the restrictions on the Shares have not lapsed by the fifth anniversary of the date of grant, the Shares will be forfeited to the Company. Stock compensation cost net of an appropriate pre-vesting forfeiture rate is recorded per quarter for the remainder of the vesting period provided the financial performance metrics as outlined in the SAP are likely to be attained.

Total stock compensation cost for the three months ended July 31, 2013 and 2012 was $4,000 and $4,000, respectively.

Restricted stock activity for each period through July 31 is summarized as follows:

	2013		2012
	Restricted Shares Under Option	Weighted Average Grant Price	Restricted Shares Under Option	Weighted Average Grant Price
Outstanding at May 1	—	$—	250,000	$0.27
Granted	400,000	0.50	—	—
Vested	—	—	—	—
Forfeited	—	—		—
Outstanding at July 31	400,000	$0.50	250,000	$0.27

NOTE 7—STOCKHOLDERS' EQUITY

The changes in shares of common stock outstanding as of July 31 of each year are summarized as follows:

	2013	2012
Balance, May 1	5,265,750	5,515,750
Restricted stock activity	400,000	—
Balance, July 31	5,665,750	5,515,750

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

The basic earnings per common share were computed as follows:

	Three Months Ended
	July 31, 2013	July 31, 2012
Net earnings	$172,000	$84,000
Amounts allocated to participating securities (nonvested restricted shares)	(12,000)	(4,000)
Net income attributable to common shareholders	$160,000	$80,000
Basic weighted average common shares	5,265,750	5,265,750
Earnings per share attributable to common shareholders:
Basic earnings per share	$0.03	$0.02

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

A Grantee shall become fully vested in each of his or her SARs under the following circumstances: (i) upon termination of the Grantee's service as a director of Torotel for reasons of death, disability or retirement; (ii) if the Committee, in its sole discretion, determines that acceleration of the SAR vesting schedule would be desirable for Torotel; or (iii) if Torotel shall, pursuant to action by its Board of Directors, at any time propose to merge into, consolidate with, or sell or otherwise transfer all or substantially all of its assets to another corporation, and provision is not made pursuant to the terms of such transaction for the assumption by the surviving, resulting or acquiring corporation of outstanding SARs or for substitution of new SARs therefore, the Committee shall cause written notice of the proposed transaction to be given to each Grantee not less than twenty days prior to the anticipated effective date of the proposed transaction, and his or her SARs shall become fully vested and, prior to a date specified in such notice, which shall be not more than ten days prior to the anticipated effective date of the proposed transaction, each Grantee shall have the right to exercise his or her SARs.

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

SARs transactions for each period though July 31 are summarized as follows:

	2013		2012
	SARs Under Option	Weighted Average Grant Price	SARs Under Option	Weighted Average Grant Price
Outstanding at beginning of period	320,000	$0.409	280,000	$0.429
Granted	40,000	$0.410	40,000	$0.270
Exercised	—	$—	—	$—
Forfeited	—	$—	—	$—
Outstanding at end of period	360,000	$0.409	320,000	$0.409
SARs exercisable at end of period	280,000	$0.415	243,000	$0.418
Weighted average fair value of SARs granted during the period		$0.410		$0.270

The following information applies to SARs outstanding for each period through July 31:

	2013	2012
Number outstanding	360,000	320,000
Range of grant prices, upper limit	$0.695	$0.695
Range of grant prices, lower limit	$0.208	$0.208
Weighted average grant price	$0.409	$0.418
Weighted average contractual life remaining (in years)	5.17	5.61
10-day average market price	$0.768	$0.270
Weighted average stock volatility	140.65%	143.73%
Weighted average expected life	4.52	4.84
Weighted average risk free rate	1.17%	0.69%
Weighted average dividend yield	—%	—%
Weighted average fair value price	$0.731	$0.389
Aggregate fair value	$181,000	$57,000
Aggregate intrinsic value	$99,000	$2,400
Total compensation expense (credit) for three months ended July 31	$93,000	$6,800
Unrecognized compensation expense related to non-vested SARs granted	$50,000	$18,000
Expected period to recognize compensation expense related to non-vested SARs granted (in years)	2.13	2.28
Total liability for SARs on consolidated balance sheets	$189,000	$59,000

NOTE 10—CUSTOMER DEPOSITS

For certain customers, we collect payment at the time the order is placed. These deposits are classified as a liability and will be recognized as revenue at the time of shipment in accordance with our revenue recognition policy. As of July 31, 2013 we had approximately $42,000 in customer deposits related to these arrangements.

NOTE 11 — CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable.  We grant unsecured credit to most of our customers.  We do not believe that we are exposed to any extraordinary credit risk as a result of this policy.  At various times, and at July 31, 2013, cash balances exceeded federally insured limits.  As a result of this, we have incurred no losses in the cash accounts and we do not believe we are exposed to any significant credit risk with respect to our cash.

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

July 31, 2012
Equipment	$19,000
Inventory	40,000
Total	$59,000

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

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Torotel conducts business primarily through its wholly owned subsidiary, Torotel Products, but it also operates another wholly owned subsidiary, Electronika. Another subsidiary, TMC, provided manufacturing services to Torotel Products. TMC ceased activities on December 31, 2012.

Torotel Products is engaged in the custom design and manufacture of a wide variety of precision magnetic components consisting of transformers, inductors, reactors, chokes, toroidal coils, high voltage transformers, dry-type transformers and electro-mechanical assemblies for use in military, aerospace and industrial electronic applications. These products are used to modify and control electrical voltages and currents in electronic devices. Torotel Products sells these products to original equipment manufacturers, which use them in applications such as:

•	aircraft navigational equipment;

•	digital control devices;

•	airport runway lighting devices;

•	medical equipment;

•	avionics systems;

•	radar systems;

•	down-hole drilling;

•	conventional missile guidance systems; and

•	other aerospace and defense applications

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

The industry mix of Torotel Products’ net sales for the first three months of fiscal year 2014 was 63% defense, 26% aerospace, and 11% industrial compared to 63% defense, 22% aerospace, 15% industrial for the same period in fiscal year 2013. Also, approximately 98% of Torotel’s sales during the first three months of fiscal year 2014 have been derived from domestic customers.

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

Business and Industry Considerations

Defense Markets

During the first three months of fiscal years 2014 and 2013, the amount of consolidated revenues derived from contracts with prime contractors of the U.S. Department of Defense (“DoD”) was approximately 63% each year. As a result, our financial results in any period could be impacted substantially by spending cuts in the DoD budget and the funds appropriated for certain military programs.

     Notwithstanding the uncertainty associated with the DoD budget, we believe our overall defense business outlook remains favorable due to the present demand for the potted coil assembly for the Hellfire II missile system and other existing orders from major defense contractors. As of July 31, 2013, our consolidated order backlog for the defense market was nearly $9.6 million, which included $8.3 million for the potted coil assembly.

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

We anticipate that near-term demand for aerospace and industrial products will remain consistent with current demand. We also believe that the long-term outlook remains positive because of the nature of the customers' applications for these products. As of July 31, 2013, our consolidated order backlog for the aerospace and industrial markets was $1.5 million.

New Opportunities and Earnings Outlook

Our consolidated order backlog was $11.1 million at the beginning of fiscal year 2014, a 13% increase compared to the beginning of the prior year. In addition, our order activity increased 34% during the first three months of fiscal year 2014. This strong backlog position combined with other anticipated orders for new electro-mechanical assemblies and magnetics have us anticipating continued strong performance for fiscal year 2014.

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

Net Sales

	Three Months Ended
	July 31, 2013	July 31, 2012
Torotel Products:
Magnetic components	$1,534,000	$1,395,000
Potted coil assembly	1,312,000	1,399,000
Electro-mechanical assemblies	604,000	48,000
Injection molded products	—	70,000
Large transformers	34,000	—
Total Torotel Products	$3,484,000	$2,912,000
Electronika	$1,000	$—
Total consolidated net sales	$3,485,000	$2,912,000

Consolidated net sales in the three ended July 31, 2013 increased 20%. Torotel Products' net sales increased primarily due to a higher average unit selling price for magnetic components combined with higher shipments of electro-mechanical assemblies. Electronika's net sales represented a small portion of consolidated net sales. Electronika's sales continue to fluctuate within a small range as overall demand for the ballast transformers is very limited.

Gross Profit

	Three Months Ended
	July 31, 2013	July 31, 2012
Torotel Products:
Gross profit	$1,306,000	$882,000
Gross profit % of net sales	38%	30%
Electronika:
Gross profit	$1,000	$—
Gross profit % of net sales	60%	—%
Combined:
Gross profit	$1,307,000	$882,000
Gross profit % of net sales	38%	30%

Consolidated gross profit as a percentage of net sales in the three months ended July 31, 2013 increased 8%. The gross profit percentage of Torotel Products increased 8% because of higher sales without a corresponding increase in fixed production costs and higher direct margins associated with the product mix. The gross profit percentage of Electronika represented a small portion of consolidated gross profit.

Operating Expenses

	Three Months Ended
	July 31, 2013	July 31, 2012
Engineering	$147,000	$153,000
Selling, general and administrative	872,000	578,000
Total	$1,019,000	$731,000

Engineering expenses in the three months ended July 31, 2013 decreased nearly 4% as compared to the three months ended July 31, 2012. This decrease was primarily due to lower travel costs.

Selling, general and administrative expenses increased nearly 50% in the three months ended July 31, 2013 as compared to the three months ended July 31, 2012. This increase primarily resulted from a $111,000 increase in salaries and fringe benefits due to additional personnel, a $86,000 increase in stock appreciation rights expense, a $31,000 increase in travel and entertainment expenses, a $26,000 increase in software expenses, and a $21,000 increase related to recruiting and relocation costs.

Earnings from Operations

	Three Months Ended
	July 31, 2013	July 31, 2012
Torotel Products	$475,000	$247,000
Electronika	1,000	—
Torotel	(188,000)	(96,000)
Total	$288,000	$151,000

For the reasons discussed above, consolidated earnings from operations increased by $137,000 for the three months ended July 31, 2013 as compared to the three months ended July 31, 2012.

Other Earnings Items

	Three Months Ended
	July 31, 2013	July 31, 2012
Earnings from operations	$288,000	$151,000
Interest expense	9,000	11,000
Earnings before income taxes	279,000	140,000
Provision for income taxes	107,000	56,000
Net earnings	$172,000	$84,000

Our effective income tax rate was 38.4% for the three months ended July 31, 2013 and 40.0% for the same period in the prior year. For additional discussion related to Income Taxes, see Note 5 of Notes to Consolidated Financial Statements.

Return on Capital Employed

ROCE is the primary benchmark used by management to evaluate Torotel's performance. ROCE measures how effectively and efficiently net operating assets ("NOA") are used to generate EBIT. For these purposes, NOA, or Capital Employed, is defined as "accounts receivable + inventory + net fixed assets + miscellaneous operating assets - accounts payable - miscellaneous operating liabilities". The performance of Torotel's management and the majority of its decisions will be measured by whether Torotel's ROCE improves. For the fiscal years ended April 30, 2013 and 2012, Torotel's ROCE was 29.41% and 1.23%, respectively. The ROCE for the 12-month trailing period ended July 31, 2013 was 32.96%. This change in ROCE is attributable to higher sales and earnings generated.

Liquidity and Capital Resources

As of July 31, 2013, Torotel had 1,717,000 in cash compared to $1,593,000 as of April 30, 2013 and $428,000 as of July 31, 2012. The factors contributing to the differences from period to period are discussed below. The table below presents the summary of cash flow for the three month periods indicated through July 31.

	2013	2012
Net cash provided by operating activities	$217,000	$258,000
Net cash used in investing activities	$(58,000)	$(101,000)
Net cash used in financing activities	$(35,000)	$(37,000)

Operating Activities

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in operating earnings, the timing of shipments and the collection of accounts receivable, changes in inventory, level of sales and payment of accounts payable.  The $217,000 of cash provided by operating activities was largely due to higher earnings before taxes and depreciation combined with the net change in accounts receivable, accounts payable and customer deposits. We do not anticipate any significant changes in the amount of cash flow from operations in the near-term.

The $258,000 of cash provided by operating activities for the same period in fiscal year 2013 is primarily attributable to earnings before taxes and depreciation combined with the net change in accounts receivable, inventories and customer deposits.

Investing Activities

The $58,000 of cash used in investing activities in the first three months of fiscal year 2014 was the result of capital expenditures.  We do not anticipate a significant amount of additional capital expenditures during the remainder of fiscal year 2014.

The $101,000 of cash used in investing activities in the first three months of fiscal year 2013 was the result of capital expenditures.  This amount was primarily related to the implementation of our new enterprise resource planning system.

Financing Activities

The $35,000 of cash used in financing activities in the first three months of fiscal year 2014 is the result of payments on long-term debt and capital lease obligations.

The $37,000 of cash used in financing activities in the first three months of fiscal year 2013 is the result of payments on long-term debt and capital lease obligations.

Capital Resources

We believe the projected cash flow from operations, combined with existing cash balances, will be sufficient to meet funding requirements for the foreseeable future.  Torotel has a $500,000 bank line of credit available, which we anticipate could be utilized to help fund any working capital requirements. As of July 31, 2013, the entire credit line was available and we anticipate renewal of the credit line on similar terms.

We believe that inflation will have only a minimal effect on future operations since such effects should be offset by sales price increases, which are not expected to have a significant effect upon demand.

Critical Accounting Policies

We discuss our critical accounting policies and estimates in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended April 30, 2013. We have made no significant change in our critical accounting policies since April 30, 2013.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Torotel’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Torotel’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that Torotel’s disclosure controls and procedures are effective.

Changes in Internal Control

There were no significant changes in Torotel’s internal control over financial reporting or in other factors that in management’s estimates have materially affected, or are reasonably likely to materially affect, Torotel’s internal control over financial reporting during the fiscal quarter presented by this quarterly report on Form 10-Q.

PART II.   OTHER INFORMATION

Item 6.   Exhibits

a)  Exhibits

Exhibit 10.1	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the SEC on June 19, 2013).
Exhibit 31.1	Officer Certification
Exhibit 31.2	Officer Certification
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Torotel, Inc.
(Registrant)

September 12, 2013	/s/ Dale H. Sizemore, Jr.
Date	Dale H. Sizemore, Jr.
Chief Executive Officer

September 12, 2013	/s/ H. James Serrone
Date	H. James Serrone
Chief Financial Officer