Form 10-Q
period 2013-10-31
TOROTEL INC
filed 2013-12-12
CIK 98752

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

or

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

As of December 11, 2013, there were 5,615,750 shares of Common Stock, $.01 par value, outstanding.

TOROTEL, INC AND SUBSIDIARIES

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	October 31, 2013	April 30, 2013
ASSETS
Current assets:
Cash	$1,692,000	$1,593,000
Trade receivables, net	1,330,000	1,345,000
Inventories	1,792,000	1,391,000
Prepaid expenses and other current assets	101,000	134,000
Deferred income taxes	147,000	183,000
	5,062,000	4,646,000

Property, plant and equipment, net	1,308,000	1,397,000

Deferred income taxes	490,000	657,000
Other assets	73,000	40,000

Total Assets	$6,933,000	$6,740,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$129,000	$140,000
Trade accounts payable	582,000	405,000
Accrued liabilities	873,000	571,000
Customer deposits	54,000	608,000
	1,638,000	1,724,000

Long-term debt, less current maturities	593,000	655,000

Stockholders' equity:
Common stock; par value $0.01; 6,000,000 shares authorized; 5,665,750 shares issued and outstanding	60,000	60,000
Capital in excess of par value	12,290,000	12,283,000
Accumulated deficit	(7,640,000)	(7,963,000)
Treasury stock, at cost	(8,000)	(19,000)
	4,702,000	4,361,000

Total Liabilities and Stockholders' Equity	$6,933,000	$6,740,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	3 Months Ended		6 Months Ended
	October 31, 2013	October 31, 2012	October 31, 2013	October 31, 2012
Net sales	$3,381,000	$2,988,000	$6,866,000	$5,900,000
Cost of goods sold	2,087,000	1,727,000	4,265,000	3,757,000
Gross profit	1,294,000	1,261,000	2,601,000	2,143,000
Operating expenses:
Engineering	140,000	145,000	287,000	298,000
Selling, general and administrative	893,000	610,000	1,765,000	1,188,000
	1,033,000	755,000	2,052,000	1,486,000
Earnings from operations	261,000	506,000	549,000	657,000
Other expense:
Interest expense, net	9,000	11,000	18,000	22,000

Earnings before provision for income taxes	252,000	495,000	531,000	635,000
Provision for income taxes	96,000	198,000	203,000	254,000
Net earnings	$156,000	$297,000	$328,000	$381,000
Basic earnings per share	$0.03	$0.05	$0.06	$0.07

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	October 31, 2013	October 31, 2012
Cash flows from operating activities:
Net earnings	$328,000	$381,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock compensation cost amortized	13,000	8,000
Depreciation	186,000	156,000
Deferred income tax expense	203,000	254,000
Loss on impairment	—	59,000
Change in value of stock appreciation rights	217,000	9,000
Increase (decrease) in cash flows from operations resulting from changes in:
Trade receivables	15,000	570,000
Inventories	(401,000)	(344,000)
Prepaid expenses and other assets	—	(28,000)
Trade accounts payable	177,000	(300,000)
Accrued liabilities	85,000	145,000
Customer deposits	(554,000)	525,000
Net cash provided by operating activities	269,000	1,435,000

Cash flows from investing activities:
Capital expenditures	(97,000)	(184,000)
Net cash used in investing activities	(97,000)	(184,000)

Cash flows from financing activities:
Principal payments on long-term debt	(56,000)	(53,000)
Payments on capital lease obligations	(17,000)	(21,000)
Net cash used in financing activities	(73,000)	(74,000)

Net increase in cash	99,000	1,177,000
Cash, beginning of period	1,593,000	308,000
Cash, end of period	$1,692,000	$1,485,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$18,000	$22,000
Income taxes	$—	$—
Non-cash investing and financing activities:
Capital expenditure	$—	$—
Proceeds from capital lease	$—	$—

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The consolidated condensed balance sheet as of April 30, 2013, which has been derived from audited financial statements, is accompanied by the unaudited interim consolidated condensed financial statements, which reflect the normal recurring adjustments that in the opinion of management are necessary to present fairly Torotel’s consolidated financial position at October 31, 2013, and the consolidated results of operations for the three and six months ended October 31, 2013, and 2012, respectively.

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

NOTE 3—INVENTORIES

The following table summarizes the components of inventories:

	October 31, 2013	April 30, 2013
Raw materials	$1,101,000	$850,000
Work in process	329,000	281,000
Finished goods	362,000	260,000
	$1,792,000	$1,391,000

NOTE 4—FINANCING AGREEMENTS

Torotel Products has a financing agreement (the “agreement”) with Commerce Bank, N.A (the “Bank”).  The agreement provides for a revolving line of credit, a guidance line of credit, and a real estate term loan. Both Torotel, Inc. and Electronika, Inc. serve as additional guarantors to all notes described below. A summary of the notes within this agreement is provided below:

	Line of Credit	Mortgage note payable to Commerce Bank	Equipment loan note payable to Commerce Bank
Face amount	$500,000	$650,000	$500,000
Proceeds received	—	650,000	380,000
Unused borrowing capacity	500,000	—	120,000
Amount previously repaid	—	99,000	224,000
Total debt outstanding	$—	$551,000	$156,000

Rate	4.00%	4.63%	4.63%
Maturity date	September 27, 2014	September 26, 2015	September 26, 2015
Monthly payment	$—	$5,038	$7,123

Additional Criteria	Borrowing base limited to 75% of eligible receivables	15 year amortization schedule	Advance rate equal to 80% of the price of the equipment purchased

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

Torotel Products is also required to comply with specified financial covenants. As of October 31, 2013, Torotel was in compliance with these covenants.

Torotel Products also currently has capital lease agreements related to information technology equipment and other items for $15,000.

NOTE 5—INCOME TAXES

Our effective income tax rates were 38.3% for the six months ended October 31, 2013 and 40% for the six months ended October 31, 2012.

As of October 31, 2013, the federal tax returns for the fiscal years ended 2009 through 2013 are open to audit until the statute of limitations closes for the years in which the net operating losses are utilized. We would recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense. As of October 31, 2013, we recorded no accrued interest or penalties related to uncertain tax positions. We expect no significant change in the amount of unrecognized tax benefit, accrued interest or penalties within the next twelve months.

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

Total stock compensation cost for the six months ended October 31, 2013 and 2012 was $13,000 and $8,000, respectively.

Restricted stock activity for each period through October 31 is summarized as follows:

	2013		2012
	Restricted Shares Under Option	Weighted Average Grant Price	Restricted Shares Under Option	Weighted Average Grant Price
Outstanding at May 1	—	$—	250,000	$0.27
Granted	400,000	0.50	—	—
Vested	—	—	—	—
Forfeited	—	—		—
Outstanding at October 31	400,000	$0.50	250,000	$0.27

NOTE 7—STOCKHOLDERS' EQUITY

The changes in shares of common stock outstanding as of October 31 of each year are summarized as follows:

	2013	2012
Balance, May 1	5,265,750	5,515,750
Restricted stock activity	400,000	—
Balance, October 31	5,665,750	5,515,750

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

The basic earnings per common share were computed as follows:

	Three Months Ended		Six Months Ended
	October 31, 2013	October 31, 2012	October 31, 2013	October 31, 2012
Net earnings	$156,000	$297,000	$328,000	$381,000
Amounts allocated to participating securities (nonvested restricted shares)	(11,000)	(14,000)	(23,000)	(17,000)
Net income attributable to common shareholders	$145,000	$283,000	$305,000	$364,000
Basic weighted average common shares	5,265,750	5,265,750	5,161,883	5,265,750
Earnings per share attributable to common shareholders:	0
Basic earnings per share	$0.03	$0.05	$0.06	$0.07

ASC 260, Earnings per Share, provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be participating securities and must be included in the computation of earnings per share pursuant to the two-class method.  Diluted earnings per share is not presented as we do not have any shares considered incremental and dilutive.

NOTE 9—STOCK APPRECIATION RIGHTS

The board of directors of Torotel approved the Directors Stock Appreciation Rights Plan (the "Plan") for non-employee directors in September 2004. The Plan was amended effective December 6, 2013, to permit directors to exercise fully vested stock appreciation rights ("SARS") after five years from the grant date. The Amended and Restated Directors Stock Appreciation Rights Plan (the "Amended Plan") was filed as Exhibit 10.12 to Torotel's current report on Form 8-K on December 12, 2013.

As under the prior version of the Plan, under the Amended Plan each SAR granted as a part of the Plan may be exercised to the extent that the Grantee is vested in such SAR. The SARs will vest according to the following schedule:

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

SARs transactions for each period though October 31 are summarized as follows:

	2013		2012
	SARs Under Option	Weighted Average Grant Price	SARs Under Option	Weighted Average Grant Price
Outstanding at beginning of period	320,000	$0.409	280,000	$0.429
Granted	40,000	$0.410	40,000	$0.270
Exercised	—	$—	—	$—
Forfeited	—	$—	—	$—
Outstanding at end of period	360,000	$0.409	320,000	$0.409
SARs exercisable at end of period	280,000	$0.415	243,000	$0.417
Weighted average fair value of SARs granted during the period		$0.410		$0.270

The following information applies to SARs outstanding for each period through October 31:

	2013	2012
Number outstanding	360,000	320,000
Range of grant prices, upper limit	$0.695	$0.695
Range of grant prices, lower limit	$0.208	$0.208
Weighted average grant price	$0.409	$0.417
Weighted average contractual life remaining (in years)	4.91	5.36
10-day average market price	$1.200	$0.281
Weighted average stock volatility	137.52%	150.38%
Weighted average expected life	4.42	4.72
Weighted average risk free rate	1.10%	0.76%
Weighted average dividend yield	—%	—%
Weighted average fair value price	$1.143	$0.260
Aggregate fair value	$290,000	$56,000
Aggregate intrinsic value	$220,000	$2,000
Total compensation expense for three months ended October 31	$124,000	$2,000
Total compensation expense for six months ended October 31	$217,000	$8,800
Unrecognized compensation expense related to non-vested SARs granted	$68,000	$15,000
Expected period to recognize compensation expense related to non-vested SARs granted (in years)	1.94	2.08
Total liability for SARs on consolidated balance sheets	$313,000	$61,000

NOTE 10—CUSTOMER DEPOSITS

For certain customers, we collect payment at the time the order is placed. These deposits are classified as a liability and will be recognized as revenue at the time of shipment in accordance with our revenue recognition policy. As of October 31, 2013 we had approximately $54,000 in customer deposits related to these arrangements.

NOTE 11 — CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable.  We grant unsecured credit to most of our customers.  We do not believe that we are exposed to any extraordinary credit risk as a result of this policy.  At various times, and at October 31, 2013, cash balances exceeded federally insured limits.  However, we have incurred no losses in the cash accounts and we do not believe we are exposed to any significant credit risk with respect to our cash.

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

Forward-Looking Information

This report, as well as our other reports filed with or furnished to the Securities and Exchange Commission ("SEC"), contains forward-looking statements made pursuant to the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. The words "believe," "estimate," "anticipate," "project," "intend," "expect," "plan," "outlook," "forecast," "may," "will," "should," "continue," "predict" and similar expressions are intended to identify forward-looking statements. This report contains forward-looking statements regarding, among other topics, our expected financial position, results of operations, cash flows, strategy, budgets and management's plans and objectives. Accordingly, these forward-looking statements are based on assumptions about a number of important factors. While we believe that our assumptions about such factors are reasonable, such factors involve risks and uncertainties that could cause actual results to be different from what appear here. These risk factors include, without limitation:

•	economic and legislative factors that could impact defense spending;

•	our relatively concentrated customer base;

•	risks in fulfilling military subcontracts;

•	our ability to finance operations;

•	continued production of the Hellfire II missile system at the current rate of demand;

•	the ability to adequately pass through to customers unanticipated future increases in raw material and labor costs;

•	decreased demand for products;

•	delays in developing new products;

•	markets for new products and the cost of developing new markets;

•	expected orders that do not occur;

•	our ability to adequately protect and safeguard our network infrastructure from cyber security vulnerabilities;

•	loss of key customers;

•	our ability to satisfy our debt covenant requirements;

•	our ability to generate sufficient taxable income to realize the amount of our deferred tax assets;

•	the impact of competition and price erosion as well as supply and manufacturing constraints; and

•	other risks and uncertainties.

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

The industry mix of Torotel Products’ net sales for the first six months of fiscal year 2014 was 62% defense, 22% aerospace, and 16% industrial compared to 68% defense, 25% aerospace, 7% industrial for the same period in fiscal year 2013. Also, approximately 95% of Torotel’s sales during the first six months of fiscal year 2014 have been derived from domestic customers.

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

Business and Industry Considerations

Defense Markets

During the first six months of fiscal years 2014 and 2013, the amount of consolidated revenues derived from contracts with prime contractors of the U.S. Department of Defense (“DoD”) was approximately 62% and 68% respectively. As a result, our financial results in any period could be impacted substantially by spending cuts in the DoD budget and the funds appropriated for certain military programs.

     Notwithstanding the uncertainty associated with the DoD budget, we believe our overall defense business outlook remains favorable due to the present demand for the potted coil assembly for the Hellfire II missile system and other existing orders from major defense contractors. As of October 31, 2013, our consolidated order backlog for the defense market was nearly $7.9 million, which included $7.0 million for the potted coil assembly.

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

We anticipate that near-term demand for aerospace and industrial products will remain consistent with current demand. We also believe that the long-term outlook remains positive because of the nature of the customers' applications for these products. As of October 31, 2013, our consolidated order backlog for the aerospace and industrial markets was $1.6 million.

Business Outlook

Our consolidated order backlog was $11.1 million at the beginning of fiscal year 2014, a 13% increase compared to the beginning of the prior year. In addition, our order activity increased 19% during the first six months of fiscal year 2014. This backlog position combined with other anticipated orders for new electro-mechanical assemblies and magnetics have us anticipating continued strong performance for the second half of fiscal year 2014.

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

Net Sales

	Three Months Ended		Six Months Ended
	October 31, 2013	October 31, 2012	October 31, 2013	October 31, 2012
Torotel Products:
Magnetic components	$1,489,000	$1,652,000	$3,023,000	$3,047,000
Potted coil assembly	1,335,000	688,000	2,648,000	2,087,000
Electro-mechanical assemblies	488,000	648,000	1,092,000	696,000
Injection molded products	—	—	—	70,000
Large transformers	68,000	—	101,000	—
Total Torotel Products	$3,380,000	$2,988,000	$6,864,000	$5,900,000
Electronika	$1,000	$—	$2,000	$—
Total consolidated net sales	$3,381,000	$2,988,000	$6,866,000	$5,900,000

Consolidated net sales in the three and six months ended October 31, 2013 increased 13% and 16%, respectively. Torotel Products' net sales increased primarily due to a higher average unit selling price for magnetic components combined with higher shipments of electro-mechanical assemblies. Electronika's net sales represented a small portion of consolidated net sales. Electronika's sales continue to fluctuate within a small range as overall demand for the ballast transformers is very limited.

Gross Profit

	Three Months Ended		Six Months Ended
	October 31, 2013	October 31, 2012	October 31, 2013	October 31, 2012
Torotel Products:
Gross profit	$1,293,000	$1,261,000	$2,599,000	$2,143,000
Gross profit % of net sales	38%	42%	38%	36%
Electronika:
Gross profit	$1,000	$—	$2,000	$—
Gross profit % of net sales	60%	—%	60%	—%
Combined:
Gross profit	$1,294,000	$1,261,000	$2,601,000	$2,143,000
Gross profit % of net sales	38%	42%	38%	36%

Consolidated gross profit as a percentage of net sales decreased 4% in the three months ended October 31, 2013 and increased 2% in the six months ended October 31, 2013. The decrease in the three month period resulted from higher material costs associated with the product mix and higher fixed costs associated with production wages and operating supplies. The increase in the six month period resulted from higher sales without a corresponding increase in fixed production costs. The gross profit percentage of Electronika represented a small portion of consolidated gross profit.

Operating Expenses

	Three Months Ended		Six Months Ended
	October 31, 2013	October 31, 2012	October 31, 2013	October 31, 2012
Engineering	$140,000	$145,000	$287,000	$298,000
Selling, general and administrative	893,000	610,000	1,765,000	1,188,000
Total	$1,033,000	$755,000	$2,052,000	$1,486,000

Engineering expenses decreased nearly 3% and 4% in the three and six months ended October 31, 2013, respectively. These decreases were primarily due to lower travel costs.

Selling, general and administrative expenses increased 46% and 49% in the three and six months ended October 31, 2013, respectively. The increase in the three month period resulted from a $122,000 increase in the fair value of vested stock appreciation rights; a $117,000 increase in payroll and fringe benefits costs associated with new personnel; and a $56,000 increase in operating expenses primarily related to increased travel costs and information technology expenses. The increase in the six month period resulted from a $208,000 increase in the fair value of vested stock appreciation rights; a $203,000 increase in payroll and fringe benefits costs associated with new personnel; a $42,000 increase in software maintenance costs; a $35,000 increase in training costs; a $32,000 increase in travel costs; a $21,000 increase in consulting costs; a $15,000 increase in sales commissions; a $14,000 increase bank charges; a $9,000 increase in professional fees; and an $8,000 increase in subscriptions costs.

Earnings from Operations

	Three Months Ended		Six Months Ended
	October 31, 2013	October 31, 2012	October 31, 2013	October 31, 2012
Torotel Products	$478,000	$575,000	$953,000	$822,000
Electronika	1,000	—	2,000	—
Torotel	(218,000)	(69,000)	(406,000)	(165,000)
Total	$261,000	$506,000	$549,000	$657,000

For the reasons discussed above, consolidated earnings from operations decreased by $245,000 and $108,000 for the three and six months ended October 31, 2013, respectively.

Other Earnings Items

	Three Months Ended		Six Months Ended
	October 31, 2013	October 31, 2012	October 31, 2013	October 31, 2012
Earnings from operations	$261,000	$506,000	$549,000	$657,000
Interest expense	9,000	11,000	18,000	22,000
Earnings before income taxes	252,000	495,000	531,000	635,000
Provision for income taxes	96,000	198,000	203,000	254,000
Net earnings	$156,000	$297,000	$328,000	$381,000

Our effective income tax rate was 38.3% for the six months ended October 31, 2013 and 39.9% for the same period in the prior year. For additional discussion related to Income Taxes, see Note 5 of Notes to Consolidated Financial Statements.

Return on Capital Employed

ROCE is the primary benchmark used by management to evaluate Torotel's performance. ROCE measures how effectively and efficiently net operating assets ("NOA") are used to generate EBIT. For these purposes, NOA, or Capital Employed, is defined as "accounts receivable + inventory + net fixed assets + miscellaneous operating assets - accounts payable - miscellaneous operating liabilities". The performance of Torotel's management and the majority of its decisions will be measured by whether Torotel's ROCE improves. For the fiscal years ended April 30, 2013 and 2012, Torotel's ROCE was 29.41% and 1.23%, respectively. The ROCE for the 12-month trailing period ended October 31, 2013 was 25.02%. This change in ROCE is attributable to higher sales and earnings generated.

Liquidity and Capital Resources

As of October 31, 2013, Torotel had $1,692,000 in cash compared to $1,593,000 as of April 30, 2013 and $1,485,000 as of October 31, 2012. The factors contributing to the differences from period to period are discussed below. The table below presents the summary of cash flow for the six month periods indicated through October 31.

	2013	2012
Net cash provided by operating activities	$269,000	$1,435,000
Net cash used in investing activities	$(97,000)	$(184,000)
Net cash used in financing activities	$(73,000)	$(74,000)

Operating Activities

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in operating earnings, the timing of shipments, the collection of accounts receivable, changes in inventories, payment of accounts payable, and the collection or pay off of customer milestone payments or deposits. The $269,000 of cash provided by operating activities was largely due to earnings before taxes and depreciation combined with the net change in stock appreciation rights, inventories, accounts payable and customer deposits. We do not anticipate any significant changes in the amount of cash flow from operations in the near-term.

The $1,435,000 of cash provided by operating activities for the same period in fiscal year 2013 is primarily attributable to earnings before taxes and depreciation combined with the net change in accounts receivable, inventories, accounts payable, and customer deposits.

Investing Activities

The $97,000 of cash used in investing activities in the first six months of fiscal year 2014 was the result of capital expenditures.  We do not anticipate a significant amount of additional capital expenditures during the remainder of fiscal year 2014.

The $184,000 of cash used in investing activities in the first six months of fiscal year 2013 was the result of capital expenditures.  This amount was primarily related to the implementation of our new enterprise resource planning system.

Financing Activities

The $73,000 of cash used in financing activities in the first six months of fiscal year 2014 is the result of payments on long-term debt and capital lease obligations.

The $74,000 of cash used in financing activities in the first six months of fiscal year 2013 is the result of payments on long-term debt and capital lease obligations.

Capital Resources

We believe the projected cash flow from operations, combined with existing cash balances, will be sufficient to meet funding requirements for the foreseeable future.  Torotel has a $500,000 bank line of credit available, which we anticipate could be utilized to help fund any working capital requirements. As of October 31, 2013, the entire credit line was available.

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

PART II.   OTHER INFORMATION

Item 6.   Exhibits

a)  Exhibits

Exhibit 10.12	Amended and Restated Directors Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.12 of Form 8-K filed with the SEC on December 12, 2013).
Exhibit 31.1	Officer Certification
Exhibit 31.2	Officer Certification
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Torotel, Inc.
(Registrant)

December 12, 2013	/s/ Dale H. Sizemore, Jr.
Date	Dale H. Sizemore, Jr.
Chief Executive Officer

December 12, 2013	/s/ H. James Serrone
Date	H. James Serrone
Chief Financial Officer