Form 10-Q
period 2014-01-31
TOROTEL INC
filed 2014-03-12
CIK 98752

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

or

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

As of March 12, 2014, there were 5,615,750 shares of Common Stock, $.01 par value, outstanding.

TOROTEL, INC AND SUBSIDIARIES

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	January 31, 2014	April 30, 2013
ASSETS
Current assets:
Cash	$1,563,000	$1,593,000
Trade receivables, net	1,344,000	1,345,000
Inventories	1,762,000	1,391,000
Prepaid expenses and other current assets	93,000	134,000
Deferred income taxes	139,000	183,000
	4,901,000	4,646,000

Property, plant and equipment, net	1,233,000	1,397,000

Deferred income taxes	478,000	657,000
Other assets	70,000	40,000

Total Assets	$6,682,000	$6,740,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$125,000	$140,000
Trade accounts payable	449,000	405,000
Accrued liabilities	776,000	571,000
Customer deposits	32,000	608,000
	1,382,000	1,724,000

Long-term debt, less current maturities	560,000	655,000

Stockholders' equity:
Common stock; par value $0.01; 6,000,000 shares authorized; 5,615,750 and 5,265,750 shares issued and outstanding at January 31, 2014 and April 30, 2013 respectively.	60,000	60,000
Capital in excess of par value	12,293,000	12,283,000
Accumulated deficit	(7,604,000)	(7,963,000)
Treasury stock, at cost	(9,000)	(19,000)
	4,740,000	4,361,000

Total Liabilities and Stockholders' Equity	$6,682,000	$6,740,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	3 Months Ended		9 Months Ended
	January 31, 2014	January 31, 2013	January 31, 2014	January 31, 2013
Net sales	$2,938,000	$2,976,000	$9,804,000	$8,876,000
Cost of goods sold	1,934,000	2,035,000	6,199,000	5,792,000
Gross profit	1,004,000	941,000	3,605,000	3,084,000
Operating expenses:
Engineering	147,000	129,000	434,000	427,000
Selling, general and administrative	798,000	692,000	2,563,000	1,880,000
	945,000	821,000	2,997,000	2,307,000
Earnings from operations	59,000	120,000	608,000	777,000
Other expense:
Interest expense, net	8,000	10,000	26,000	32,000

Earnings before provision for income taxes	51,000	110,000	582,000	745,000
Provision for income taxes	20,000	44,000	223,000	298,000
Net earnings	$31,000	$66,000	$359,000	$447,000
Basic earnings per share	$0.01	$0.01	$0.06	$0.08

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	January 31, 2014	January 31, 2013
Cash flows from operating activities:
Net earnings	$359,000	$447,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock compensation cost amortized	20,000	(34,000)
Depreciation	271,000	250,000
Deferred income tax expense	223,000	298,000
Loss on impairment	—	105,000
Change in value of stock appreciation rights	148,000	72,000
Increase (decrease) in cash flows from operations resulting from changes in:
Trade receivables	1,000	180,000
Inventories	(371,000)	(334,000)
Prepaid expenses and other assets	11,000	(50,000)
Trade accounts payable	44,000	(240,000)
Accrued liabilities	57,000	180,000
Customer deposits	(576,000)	681,000
Net cash provided by operating activities	187,000	1,555,000

Cash flows from investing activities:
Capital expenditures	(107,000)	(230,000)
Net cash used in investing activities	(107,000)	(230,000)

Cash flows from financing activities:
Principal payments on long-term debt	(84,000)	(81,000)
Payments on capital lease obligations	(26,000)	(34,000)
Net cash used in financing activities	(110,000)	(115,000)

Net increase (decrease) in cash	(30,000)	1,210,000
Cash, beginning of period	$1,593,000	$308,000
Cash, end of period	1,563,000	1,518,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$26,000	$32,000
Income taxes	$7,000	$—
Non-cash investing and financing activities:
Capital expenditure	$—	$—
Proceeds from capital lease	$—	$—

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The consolidated condensed balance sheet as of April 30, 2013, which has been derived from the audited financial statements of Torotel, Inc. ("Torotel"), is accompanied by the unaudited interim consolidated condensed financial statements, which reflect the normal recurring adjustments that in the opinion of management are necessary to present fairly Torotel’s consolidated financial position at January 31, 2014, and the consolidated results of operations for the three and nine months ended January 31, 2014, and 2013, respectively.

The unaudited interim consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although management believes the disclosures made are adequate to make the information not misleading. The financial statements contained herein should be read in conjunction with Torotel’s consolidated financial statements and related notes filed on Torotel's Form 10-K for the year ended April 30, 2013 as filed with the SEC on July 19, 2013.

NOTE 2 — NATURE OF OPERATIONS

Torotel conducts business primarily through its wholly owned subsidiary, Torotel Products, Inc. (“Torotel Products”), but also operates another wholly owned subsidiary, Electronika, Inc. (“Electronika”).  Another subsidiary, Torotel Manufacturing Corporation ("TMC"), previously provided manufacturing services to Torotel Products. TMC ceased activities on December 31, 2012.  Torotel specializes in the custom design and manufacture of a wide variety of precision magnetic components, consisting of transformers, inductors, reactors, chokes, toroidal coils, high voltage transformers, dry-type transformers and electro-mechanical assemblies, for use in commercial, industrial and military electronics.  Torotel also distributes ballast transformers for the airline industry.

NOTE 3—INVENTORIES

The following table summarizes the components of inventories:

	January 31, 2014	April 30, 2013
Raw materials	$1,041,000	$850,000
Work in process	433,000	281,000
Finished goods	288,000	260,000
	$1,762,000	$1,391,000

NOTE 4—FINANCING AGREEMENTS

Torotel Products has a financing agreement (the “financing agreement”) with Commerce Bank, N.A (the “Bank”).  The financing agreement provides for a revolving line of credit, a guidance line of credit, and a real estate term loan. Both Torotel and Electronika serve as additional guarantors to all notes described below. A summary of the notes within the financing agreement is provided below:
As of January 31, 2014:

	Line of Credit	Mortgage note payable to Commerce Bank	Equipment loan note payable to Commerce Bank
Face amount	$500,000	$650,000	$500,000
Proceeds received	—	650,000	380,000
Unused borrowing capacity	500,000	—	120,000
Amount previously repaid	—	108,000	243,000
Total debt outstanding	$—	$542,000	$137,000

Rate	4.00%	4.63%	4.63%
Maturity date	September 27, 2014	September 26, 2015	September 26, 2015
Monthly payment	$—	$5,038	$7,123

Additional Criteria	Borrowing base limited to 75% of eligible receivables	15 year amortization schedule	Advance rate equal to 80% of the price of the equipment purchased

The revolving line of credit, to be used for working capital purposes, is renewable annually.  The associated interest rate is equal to the greater of the floating Commerce Bank Prime Rate (currently 3.25%) or a floor of 4% (as listed above).  Monthly repayments of interest only are required with the principal due at maturity.  This facility is cross collateralized and cross defaulted with all other facilities of Torotel Products and is secured by a first lien on all business assets of Torotel Products.

The mortgage note requires monthly payments consisting of both interest and principal.  This facility is cross collateralized and cross defaulted with all other facilities of Torotel Products and is secured by a first real estate mortgage on the property located at 620 North Lindenwood Drive in Olathe, Kansas. This loan was refinanced on February 21, 2014. See Note 12 of Notes to Consolidated Financial Statements for further information regarding this subsequent event.

The equipment note is a guidance line of credit to be used for equipment purchases. Monthly repayments consisting of both interest and principal are required. This facility is cross collateralized and cross defaulted with all other facilities of Torotel Products and is secured by a purchase money security interest in the assets purchased as well as a first lien on all business assets of Torotel Products.

Torotel is also required to comply with specified financial covenants in its guaranty of the financing agreement. As of January 31, 2014, Torotel was in compliance with these covenants.

Torotel Products also currently has capital lease agreements related to information technology equipment and other items for a total of $6,000.

NOTE 5—INCOME TAXES

Our effective income tax rates were 38.3% for the nine months ended January 31, 2014 and 39.9% for the nine months ended January 31, 2013.

As of January 31, 2014, the federal tax returns for the fiscal years ended 2009 through 2013 are open to audit until the statute of limitations closes for the years in which our net operating losses are utilized. We would recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense. As of January 31, 2014, we recorded no accrued interest or penalties related to uncertain tax positions. We expect no significant change in the amount of unrecognized tax benefit, accrued interest or penalties within the next twelve months.

NOTE 6—RESTRICTED STOCK AGREEMENTS

Restricted Stock Agreements are authorized by the Compensation and Nominating Committee (the "Committee") and the Board of Directors of Torotel (the "Board"). The Committee and the Board have determined that the interests of Torotel and its stockholders will be promoted by hiring talented individuals and, to induce such individuals to accept employment with Torotel, the Committee and the Board believe a key component of such individuals' compensation should be granting equity ownership opportunities based upon the acceptance of employment and the continuing employment of such individuals, subject to certain conditions and restrictions. The Restricted Stock Agreements afford the grantees all of the rights of a stockholder with respect to the award shares, including the right to vote such shares and to receive dividends and other distributions payable with respect to such shares since the date of award. Under the terms of each agreement, the non-vested shares are restricted as to disposition and subject to forfeiture under certain circumstances. The Restricted Stock Agreements further provide, subject to certain conditions, that if prior to all of the restricted shares having vested, we undergo a change in control, then all of the restricted shares shall be vested and no longer subject to restrictions under the Restricted Stock Agreements.The restricted shares are treated as non-vested stock; accordingly, the fair value of the restricted stock at the date of award is offset against capital in excess of par value in the accompanying consolidated balance sheets under stockholders' equity.

On September 2, 2009, we entered into Restricted Stock Agreements with two key employees (Messrs. Sizemore and Serrone) pursuant to the Stock Award Plan (the "SAP"). The SAP provides key employees the opportunity to acquire newly issued common stock of Torotel pursuant to awards earned for accomplishing goals that promote the long-term financial performance of our business. The aggregate amount of the restricted stock awards was 250,000 shares of common stock, $0.01 par value per share. These shares were transferred from treasury shares. Based on the market price of $0.27 for our common stock as of September 2, 2009, the fair value of the restricted stock at the date of award was $67,500. Stock compensation cost net of an appropriate pre-vesting forfeiture rate is recorded per quarter for the remainder of the vesting period provided the financial performance metrics as outlined in the SAP are likely to be attained. However, due to updated projections developed in the third quarter of fiscal year 2013, the likelihood of achieving the financial performance metrics as outlined in the SAP was classified as remote. As a result, we stopped amortizing the stock compensation cost associated with the restricted stock awarded on September 2, 2009 and recovered the previously amortized stock compensation cost of $42,000 in the third quarter ended January 31, 2013. The 250,000 shares associated with the restricted stock awards dated September 2, 2009, were reverted to treasury shares during the fourth quarter of fiscal year 2013.

On June 17, 2013, we entered into Restricted Stock Agreements with three key employees pursuant to the SAP. The aggregate amount of the restricted stock awards was 400,000 shares of common stock, 0.01 par value per share. These shares were transferred from treasury shares. Based on the market price of $0.50 for our common stock as of June 17, 2013, the fair value of the restricted stock at the date of award was $200,000. The form of the Restricted Stock Agreement was filed as Exhibit 10.1to our Form 8-K filed with the SEC on June 19, 2013, and is incorporated herein by reference as Exhibit 10.1. The shares issued pursuant to the Restricted Stock Agreements on June 17, 2013 are restricted and may not be sold, assigned, pledged or otherwise disposed of until the restrictions lapse. The restrictions will lapse on the fifth anniversary of the date of grant if during the five (5) year restriction period, (1) Torotel's cumulative annual growth in earnings before interest and taxes ("EBIT") is at least 10% and (2) Torotel's average return on capital employed ("ROCE") is at least 25%. The restrictions will also lapse, if prior to the fifth anniversary of the date of grant, (1) the grantee's employment with Torotel is terminated by reason of disability, (2) the grantee dies, or (3) the Committee, in its sole discretion, terminates the restrictions. If the restrictions on such shares have not lapsed by the fifth anniversary of the date of grant, such shares will be forfeited to Tototel. Stock compensation cost net of an appropriate pre-vesting forfeiture rate is recorded per quarter for the remainder of the vesting period provided the financial performance metrics as outlined in the SAP are likely to be attained.

Total stock compensation cost for the nine months ended January 31, 2014 and 2013 was $20,000 and a credit of $34,000, respectively.

Restricted stock activity for each nine month period through January 31 is summarized as follows:

	2014		2013
	Restricted Shares Under Option	Weighted Average Grant Price	Restricted Shares Under Option	Weighted Average Grant Price
Outstanding at May 1	—	$—	250,000	$0.27
Granted	400,000	0.50	—	—
Vested	—	—	—	—
Forfeited	50,000	0.50	—	—
Outstanding at January 31	350,000	$0.50	250,000	$0.27

NOTE 7—STOCKHOLDERS' EQUITY

The changes in shares of common stock outstanding as of January 31 of each year are summarized as follows:

	2014	2013
Balance, May 1	5,265,750	5,515,750
Restricted stock activity	350,000	—
Balance, January 31	5,615,750	5,515,750

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

The basic earnings per common share were computed as follows:

	Three Months Ended		Nine Months Ended
	January 31, 2014	January 31, 2013	January 31, 2014	January 31, 2013
Net earnings	$31,000	$66,000	$359,000	$447,000
Amounts allocated to participating securities (nonvested restricted shares)	(2,000)	(3,000)	(22,000)	(20,000)
Net income attributable to common shareholders	$29,000	$63,000	$337,000	$427,000
Basic weighted average common shares	5,265,750	5,265,750	5,265,750	5,265,750
Earnings per share attributable to common shareholders:
Basic earnings per share	$0.01	$0.01	$0.06	$0.08

ASC 260, Earnings per Share, provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be participating securities and must be included in the computation of earnings per share pursuant to the two-class method.  Diluted earnings per share is not presented as we do not have any shares considered incremental and dilutive.

NOTE 9—STOCK APPRECIATION RIGHTS

The Board , approved the Directors Stock Appreciation Rights Plan (the "Plan") for non-employee directors in September 2004. The Plan was amended effective December 6, 2013, to permit directors to exercise fully vested stock appreciation rights ("SARS") after five years from the grant date. The Amended and Restated Directors Stock Appreciation Rights Plan (the "Amended Plan") was filed as Exhibit 10.12 to Torotel's current report on Form 8-K filed with the SEC on December 11, 2013.

On January 24, 2014, the Board terminated the Amended Plan by unanimous written consent of the members of the Board. The Amended Plan was terminated as part of Torotel’s plans to move toward different long-term performance-based awards, which are still under consideration. The Board consent authorizing the termination provides for vested SARS to be exercised within 75 days following the effective date of the termination as well as a one-time cash award equal to the cumulative and aggregate fair market value on the date of grant of any and all unvested SARS held by a grantee under the Plan. All payments related to the exercise of vested SARS and the one-time cash award for unvested SARS shall occur on May 15, 2014.

As under the prior version of the Plan, under the Amended Plan each SAR granted as a part of the Amended Plan may be exercised to the extent that the grantee is vested in such SAR and unvested SARS will be forfeited. The SARS will vest according to the following schedule:

Number of Years the Grantee has remained a Torotel director following the Date of Grant	Shares represented by a SAR in which a Grantee is Vested
Under one	—%
At least one but less than two	33%
At least two but less than three	67%
Three or more	100%

In accordance with ASC 718, compensation expense is recognized over the vesting period based upon the estimated fair value of the SARS pursuant to the terms of the Amended Plan using the Black-Scholes options-pricing model as of the end of each financial reporting period. The stock volatility rate was determined using the historical volatility rates of our common stock based on the weekly closing price of our stock. The expected life represents the actual life as well as the use of the simplified method prescribed by the SEC, which uses the average of the vesting period and expiration period of each group of SARS. The interest rates used were the government Treasury bill rate on the date of valuation. Dividend yield was based on the historical policy that we have not issued any form of dividend since 1985.

SARs transactions for each nine month period though January 31 are summarized as follows:

	2014		2013
	SARs Under Option	Weighted Average Grant Price	SARs Under Option	Weighted Average Grant Price
Outstanding at beginning of period	320,000	$0.409	280,000	$0.429
Granted	40,000	$0.410	40,000	$0.270
Exercised	—	$—	—	$—
Terminated	80,000	$0.387	—	$—
Outstanding at end of period	280,000	$0.415	320,000	$0.409
SARs exercisable at end of period	280,000	$0.415	243,300	$0.419
Weighted average fair value of SARs granted during the period		$0.410		$0.270

The following information applies to SARS vested and outstanding for each nine month period through January 31:

	2014	2013
Number outstanding	280,000	320,000
Range of grant prices, upper limit	$0.695	$0.695
Range of grant prices, lower limit	$0.208	$0.208
Weighted average grant price	$0.415	$0.409
Weighted average contractual life remaining (in years)	0.29	5.10
10-day average market price	$1.194	$0.530
Weighted average stock volatility	136.35%	148.76%
Weighted average expected life	0.24	4.60
Weighted average risk free rate	—%	0.80%
Weighted average dividend yield	—%	—%
Weighted average fair value price	$0.710	$0.498
Aggregate fair value	$213,000	$110,000
Aggregate intrinsic value	$204,000	$33,000
Total compensation expense (credit) for three months ended January 31	$(69,000)	$63,000
Total compensation expense for nine months ended January 31	$148,000	$72,000
Unrecognized compensation expense related to non-vested SARs granted	$—	$24,000
Expected period to recognize compensation expense related to non-vested SARs granted (in years)	—	1.87
Total liability for SARs on consolidated balance sheets	213,000	124,000

NOTE 10—CUSTOMER DEPOSITS

For certain customers, we collect payment at the time the order is placed. These deposits are classified as a liability and will be recognized as revenue at the time of shipment in accordance with our revenue recognition policy. As of January 31, 2014 we had approximately $32,000 in customer deposits related to these arrangements.

NOTE 11 — CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable.  We grant unsecured credit to most of our customers.  We do not believe that we are exposed to any extraordinary credit risk as a result of this policy.  At various times, and at January 31, 2014, cash balances exceeded federally insured limits. However, we have incurred no losses in the cash accounts and we do not believe we are exposed to any significant credit risk with respect to our cash.

NOTE 12 — SUBSEQUENT EVENT

On February 21, 2014, Torotel Products refinanced its mortgage note under the financing agreement with the Bank.  The new mortgage is in the principal amount of approximately $542,000.  The new note has a 59 month term with a 15 year amortization period with the balance payable at maturity.  The associated annual interest rate is fixed at 4.05%.  Monthly repayments of approximately $4,873 consisting of both interest and principal are required.  No cash proceeds were received as a result of the refinancing.  Prepayment of the new note up to $100,000 per year is allowed without penalty so long as these funds are generated through internal cash flow and not borrowed from a separate financial institution.  The new note is cross collateralized and cross defaulted with all other facilities of Torotel Products and is secured by a first real estate mortgage on the property located at 620 North Lindenwood Drive in Olathe, Kansas.  Both Torotel and Electronika remain as additional guarantors pursuant to the 2010 guaranty and the new note is also made pursuant to the 2010 business loan agreement that was filed as Exhibit 10.11 to our quarterly report on Form 10-Q for the quarter ended October 31, 2010 filed with the SEC on December 15, 2010.

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

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Torotel, Inc. ("Torotel") conducts business primarily through its wholly owned subsidiary, Torotel Products, Inc. ("Torotel Products"), but it also operates another wholly owned subsidiary, Electronika, Inc. ("Electronika"). Another subsidiary, Torotel Manufacturing Corporation ("TMC"), previously provided manufacturing services to Torotel Products. TMC ceased activities on December 31, 2012.

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

The industry mix of Torotel Products’ net sales for the first nine months of fiscal year 2014 was 63% defense, 28% aerospace, and 9% industrial compared to 66% defense, 24% aerospace, 10% industrial for the same period in fiscal year 2013. Also, approximately 95% of Torotel Products’ sales during the first nine months of fiscal year 2014 have been derived from domestic customers.

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

Business and Industry Considerations

Defense Markets

During the first nine months of fiscal years 2014 and 2013, the amount of consolidated revenues derived from contracts with prime contractors of the U.S. Department of Defense (“DoD”) was approximately 63% and 66% respectively. As a result, our financial results in any period could be impacted substantially by spending cuts in the DoD budget and the funds appropriated for certain military programs.

     Notwithstanding the uncertainty associated with the DoD budget, we believe our overall defense business outlook remains favorable due to the present demand for the potted coil assembly for the Hellfire II missile system and other existing orders from major defense contractors. As of January 31, 2014, our consolidated order backlog for the defense market was nearly $7.4 million, which included $5.7 million for the potted coil assembly.

Aerospace and Industrial Markets

We provide magnetic components and electro-mechanical assemblies for a variety of applications in the aerospace and industrial markets. The significant growth factors for these markets include demand for Boeing commercial aircraft, down-hole drilling applications, and general demand for electronic components.

We anticipate that near-term demand for aerospace and industrial products will remain consistent with current demand. We also believe that the long-term outlook remains positive because of the nature of the customers' applications for these products. As of January 31, 2014, our consolidated order backlog for the aerospace and industrial markets was $1.4 million.

Business Outlook

Our order activity increased 31% during the first nine months of fiscal year 2014. While this order activity contributed to higher sales of magnetic components, the increase in selling, general and administrative expenses for the same time periods have outpaced the gross profit generated from the incremental sales increase. We anticipate that this relationship will improve as more new products complete their qualification phases and transition to higher production levels.

Consolidated Results of Operations

The following management comments regarding Torotel’s results of operations and outlook should be read in conjunction with the Consolidated Condensed Financial Statements and Notes to the Consolidated Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report.

This discussion and analysis of the results of operations include the operations of Torotel and its subsidiaries, Torotel Products, TMC, and Electronika.  While each company’s results are included separately in the following discussion, segment reporting is not applicable because the products offered are similar in form and function, and target similar markets.

Net Sales

	Three Months Ended		Nine Months Ended
	January 31, 2014	January 31, 2013	January 31, 2014	January 31, 2013
Torotel Products:
Magnetic components	$1,523,000	$1,254,000	$4,547,000	$4,301,000
Potted coil assembly	1,268,000	1,315,000	3,915,000	3,402,000
Electro-mechanical assemblies	103,000	325,000	1,194,000	1,021,000
Injection molded products	—	—	—	70,000
Large transformers	$44,000	$82,000	$146,000	$82,000
Total Torotel Products	$2,938,000	$2,976,000	$9,802,000	$8,876,000
Electronika	$—	$—	$2,000	$—
Total consolidated net sales	$2,938,000	$2,976,000	$9,804,000	$8,876,000

Consolidated net sales in the three and nine months ended January 31, 2014 decreased 1% and increased 10%, respectively. Torotel Products' net sales increased during the nine month period primarily due to a higher average unit selling price for magnetic components combined with higher shipments of electro-mechanical assemblies. Electronika's net sales represented a small portion of consolidated net sales. Electronika's sales continue to fluctuate within a small range as overall demand for the ballast transformers is very limited.

The slight decrease during the three month period was due to fewer assembly shipments and slightly lower selling prices for magnetics during the the third fiscal quarter.

Gross Profit

	Three Months Ended		Nine Months Ended
	January 31, 2014	January 31, 2013	January 31, 2014	January 31, 2013
Torotel Products:
Gross profit	$1,004,000	$941,000	$3,603,000	$3,084,000
Gross profit % of net sales	34%	32%	37%	35%
Electronika:
Gross profit	$—	$—	$2,000	$—
Gross profit % of net sales	—%	—%	—%	—%
Combined:
Gross profit	$1,004,000	$941,000	$3,605,000	$3,084,000
Gross profit % of net sales	34%	32%	37%	35%

Consolidated gross profit as a percentage of net sales increased 2% in the three and nine months ended January 31, 2014. The gross profit percentage of Torotel Products increased in the three and nine months ended because of higher sales without a corresponding increase in fixed production costs and higher direct margins associated with the product mix. The gross profit percentage of Electronika represented a small portion of consolidated gross profit.

Operating Expenses

	Three Months Ended		Nine Months Ended
	January 31, 2014	January 31, 2013	January 31, 2014	January 31, 2013
Engineering	$147,000	$129,000	$434,000	$427,000
Selling, general and administrative	798,000	692,000	2,563,000	1,880,000
Total	$945,000	$821,000	$2,997,000	$2,307,000

Engineering expenses increased nearly 14% and 2% in the three and nine months ended January 31, 2014, respectively. Engineering expenses increased during the three months ended primarily due to a $19,000 increase in salaries and fringe benefits and a $14,000 increase in consulting expenses. These increases were offset primarily by a decrease in travel expenses of $15,000. Engineering expenses increased during the nine months ended due to a $5,000 increase in salaries and fringe benefits, a $3,000 increase in software expense and a $24,000 increase in consulting expenses. These increases were offset primarily by a decrease of $26,000 in travel expenses.

Selling, general and administrative expenses increased 15% and 36% in the three and nine months ended January 31, 2014, respectively. The increases during the three months ended period were primarily due to a $90,000 increase in salaries and fringe benefits due to additional personnel, a $3,000 increase in travel and entertainment expenses and a $15,000 increase in information technology expenses. This was offset by a decrease of $21,000 for recruiting and $13,000 for building repairs. For the nine months ended increases primarily resulted from a $317,000 increase in salaries and fringe benefits due to additional personnel, a $71,000 increase related to training, a $57,000 increase in stock compensation expense due to a credit taken in the prior year but not the current year, a $49,000 increase in travel and entertainment expenses, a $14,000 increase in operating expenses, a $55,000 increase in professional fees, a $41,000 increase in accounting fees, a $45,000 increase in depreciation expense, a $17,000 increase in advertising expense and a $64,000 increase in software and information technology expenses. These increase were offset by decreases of $31,000 in building repairs and maintenance and a $17,000 decrease in recruiting.

Earnings from Operations

	Three Months Ended		Nine Months Ended
	January 31, 2014	January 31, 2013	January 31, 2014	January 31, 2013
Torotel Products	$72,000	$231,000	$1,025,000	$1,053,000
Electronika	—	—	2,000	—
Torotel	(13,000)	(111,000)	(419,000)	(276,000)
Total	$59,000	$120,000	$608,000	$777,000

For the reasons discussed above, consolidated earnings from operations decreased by $61,000 and $169,000 for the three and nine months ended January 31, 2014, respectively.

Other Earnings Items

	Three Months Ended		Nine Months Ended
	January 31, 2014	January 31, 2013	January 31, 2014	January 31, 2013
Earnings from operations	$56,000	$120,000	$602,000	$777,000
Interest expense	8,000	10,000	26,000	32,000
Earnings before income taxes	48,000	110,000	576,000	745,000
Provision for income taxes	13,000	44,000	215,000	298,000
Net earnings	$35,000	$66,000	$361,000	$447,000

Our effective income tax rate was 38.3% for the nine months ended January 31, 2014. The effective income tax rate was 39.9% for the same period in the prior year. For additional discussion related to Income Taxes, see Note 5 of Notes to Consolidated Financial Statements.

Return on Capital Employed

Return on capital employed ("ROCE") is the primary benchmark used by management to evaluate Torotel's performance. ROCE measures how effectively and efficiently net operating assets ("NOA") are used to generate earnings before interest and taxes. For these purposes, NOA, or capital employed, is defined as "accounts receivable + inventory + net fixed assets + miscellaneous operating assets - accounts payable - miscellaneous operating liabilities." The performance of Torotel's management and the majority of its decisions will be measured by whether Torotel's ROCE improves. For the fiscal years ended April 30, 2013 and 2012, Torotel's ROCE was 29.41% and 1.23%, respectively. The ROCE for the 12-month trailing period ended January 31, 2014 was 22.76%. This change in ROCE is attributable to higher sales and earnings offset by the reduction in customer deposits.

Liquidity and Capital Resources
As of January 31, 2014, Torotel had $1,563,000 in cash compared to $1,593,000 as of April 30, 2013 and $1,518,000 as of January 31, 2013. The factors contributing to the differences from period to period are discussed below. The table below presents the summary of cash flow for the nine month periods indicated through January 31.

	2014	2013
Net cash provided by operating activities	$187,000	$1,555,000
Net cash used in investing activities	$(107,000)	$(230,000)
Net cash used in financing activities	$(110,000)	$(115,000)
Operating Activities

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in operating earnings, the timing of shipments and the collection of accounts receivable, changes in inventory, level of sales and payment of accounts payable.  The $187,000 of cash provided by operating activities was largely due to lower earnings before taxes and depreciation combined with the net change in accounts receivable, accounts payable and customer deposits. The significant change in customer deposits was due to the recovery of milestone payments related to a contract for the potted coil assembly.   We do not anticipate any significant changes in the amount of cash flow from operations in the near-term.

The $1,555,000 of cash provided by operating activities for the same period in fiscal year 2013 is primarily attributable to earnings before taxes and depreciation combined with the net change in accounts receivable, inventories and customer deposits.

Investing Activities

The $107,000 of cash used in investing activities in the first nine months of fiscal year 2014 was the result of capital expenditures for production equipment.  We do not anticipate a significant amount of additional capital expenditures during the remainder of fiscal year 2014.

The $230,000 of cash used in investing activities in the first nine months of fiscal year 2013 was the result of capital expenditures.  This amount was primarily related to the implementation of our new enterprise resource planning system.

Financing Activities

The $110,000 of cash used in financing activities in the first nine months of fiscal year 2014 is the result of payments on long-term debt and capital lease obligations.

The $115,000 of cash used in financing activities in the first nine months of fiscal year 2013 is the result of payments on long-term debt and capital lease obligations.

Capital Resources

We believe the projected cash flow from operations, combined with existing cash balances, will be sufficient to meet funding requirements for the foreseeable future.  Torotel has a $500,000 bank line of credit available, which we anticipate could be utilized to help fund any working capital requirements. As of January 31, 2014, the entire credit line was available and we have not utilized this credit line in fiscal year 2014.

We believe that inflation will have only a minimal effect on future operations since such effects should be offset by sales price increases, which are not expected to have a significant effect upon demand.

Critical Accounting Policies

We discuss our critical accounting policies and estimates in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended April 30, 2013 filed with the SEC on July 19, 2013. We have made no significant change in our critical accounting policies since April 30, 2013.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Torotel’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Torotel’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended as of the end of the period covered by this report.  Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that Torotel’s disclosure controls and procedures are effective as of the end of the period covered by this report.

Changes in Internal Control

There were no significant changes in Torotel’s internal control over financial reporting or in other factors that in management’s estimates have materially affected, or are reasonably likely to materially affect, Torotel’s internal control over financial reporting during the fiscal quarter covered by this quarterly report on Form 10-Q.

PART II.   OTHER INFORMATION

Item 6.   Exhibits

a)  Exhibits

Exhibit 10.1
First Amendment to Lease dated December 20, 2013 by and between 96-OP Prop, L.L.C., a Kansas limited liability company, and Torotel, Inc., a Missouri corporation (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the SEC on December 24, 2013).

Exhibit 10.12	Amended and Restated Directors Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.12 of Form 8-K filed with the SEC on December 11, 2013).
Exhibit 31.1	Officer Certification
Exhibit 31.2	Officer Certification
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Torotel, Inc.
March 12, 2014	/s/ H. James Serrone
Date	H. James Serrone
Chief Financial Officer
Principal Financial Officer