Form 10-K
period 2014-04-30
TOROTEL INC
filed 2014-07-03
CIK 98752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting stock held by non-affiliates, computed based on the closing sale price of the over-the-counter market on October 31, 2013, was $2,154,716. As of July 3, 2014, there were 5,615,750 shares of Common Stock, $.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for its 2014 Annual Meeting of Shareholders to be filed within 120 days after the end of the registrants fiscal year, are incorporated by reference into Part III of this Annual Report.

TOROTEL, INC. FORM 10-K

Fiscal Year Ended April 30, 2014

Forward-Looking Information

This report, as well as our other reports filed with or furnished to the Securities and Exchange Commission ("SEC"), contains forward-looking statements made pursuant to the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. The words "believe," "estimate," "anticipate," "project," "intend," "expect," "plan," "outlook," "forecast," "may," "will," "should," "continue," "predict" and similar expressions are intended to identify forward-looking statements. This report contains forward-looking statements regarding, among other topics, our expected financial position, results of operations, cash flows, strategy, budgets and management's plans and objectives. Accordingly, these forward-looking statements are based on assumptions about a number of important factors. While we believe that our assumptions about such factors are reasonable, such factors involve risks and uncertainties that could cause actual results to be different from what appear here. These risk factors include, without limitation:

•	economic and legislative factors that could impact defense spending;

•	our relatively concentrated customer base;

•	risks in fulfilling and maintaining military subcontracts;

•	our ability to finance operations;

•	continued production of the Hellfire II missile system for which we supply parts;

•	the ability to adequately pass through to customers unanticipated future increases in raw material and labor costs;

•	decreased demand for products;

•	delays in developing new products;

•	markets for new products and the cost of developing new markets;

•	expected orders that do not occur;

•	our ability to adequately protect and safeguard our network infrastructure from cyber security vulnerabilities;

•	loss of key customers;

•	our ability to satisfy our debt covenant requirements;

•	our ability to generate sufficient taxable income to realize the amount of our deferred tax assets; and

•	the impact of competition and price erosion as well as supply and manufacturing constraints.
In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will prove accurate. Accordingly, our actual results may differ materially from these forward-looking statements. We assume no obligation to update any forward-looking statements made herein.

PART I

ITEM 1. Business
Torotel, Inc. ("Torotel") conducts business primarily through its wholly owned subsidiary, Torotel Products, Inc. ("Torotel Products"), but also operates another wholly owned subsidiary, Electronika, Inc. ("Electronika"), that licenses, markets, and sells ballast transformers to the airline industry. Another subsidiary, Torotel Manufacturing Corporation ("TMC"), provided manufacturing services to Torotel Products. TMC ceased activities on December 31, 2012. Torotel was incorporated under the laws of the State of Missouri in 1956. Torotel's offices are located at 620 North Lindenwood Drive, Olathe, Kansas 66062. Torotel maintains a website at www.torotelinc.com. Its telephone number is (913) 747-6111. The terms "we," "us," "our," and the "Company" as used herein include Torotel and its subsidiaries, unless the context otherwise requires.
Torotel Products specializes in the custom design and manufacture of a wide variety of precision magnetic components, consisting of transformers, inductors, reactors, chokes, toroidal coils, high voltage transformers, dry-type transformers, and electro-mechanical assemblies. Torotel Products sells these products to original equipment manufacturers, which use them in products such as aircraft navigational equipment, digital control devices, medical equipment, avionics equipment, down-hole drilling, conventional missile guidance systems, and other defense and commercial aerospace applications.

Our airport lighting devices have consisted of ballasts assemblies and injection molded products. The ballasts assemblies have been built since 2009 while production of the injection molded products began in late calendar year 2010. We discontinued production of the injection molded products during the fiscal quarter ended July 31, 2012.
Electronika's ballast transformers activate and control the lights in airplane cockpits and passenger compartments and are used as spare and replacement parts in DC-8, DC-9, DC-10, MD-80, and MD-88 aircraft.
The following discussion includes the business operations of Torotel Products (which includes TMC) and Electronika.
TOROTEL PRODUCTS
Principal Products
Torotel Products specializes in the custom design and manufacture of a wide variety of precision magnetic components, and electro-mechanical assemblies for use in military, commercial aerospace and industrial electronic applications. These products are used to modify and control electrical voltages and currents in electronic devices. For example, if equipment containing one of these components receives an electrical voltage or current which is too high, the component would modify and control the electrical voltage or current to allow proper operation of the equipment. While Torotel Products primarily manufactures these products in accordance with pre-developed mechanical and electrical requirements, in some cases Torotel Products will be responsible for both the overall design and manufacturing. These products are sold to manufacturers who incorporate them into an end-product. The major applications include aircraft navigational equipment, digital control devices, medical equipment, avionics systems, down-hole drilling, conventional missile guidance systems, and other defense related applications. Torotel Products has a line of 400 Hz miniature power transformers listed on the Qualified Products List ("QPL") of the Department of Defense ("DoD"), which requires re-qualification with the DoD every five years. Sales of the QPL products represented approximately 2% of the net sales of Torotel Products for the fiscal year ended April 30, 2014.

Marketing and Customers
Torotel Products' sales do not represent a significant portion of any particular market. While approximately 35% of annual sales in fiscal year 2014 came from select commercial markets, such as commercial aerospace, medical, and oil drilling, historically Torotel Products has primarily focused its activities toward the military market. As a result, the business of Torotel Products is subject to various risks including, without limitation, dependence on government appropriations and program allocations, potential cutbacks in military spending, the requirement that some of our products be approved and qualified by the federal government before we can sell them, and the competition for available military business. In recent years, Torotel Products has been pursuing revenue opportunities in electro-mechanical assemblies. While these assemblies will continue to be a major focus going forward, Torotel Products also has been pursuing revenue opportunities in larger and higher voltage transformers, plus products sourced from low-cost manufacturers in overseas markets who are compliant with aerospace standards.
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
Torotel Products is an approved source for magnetic components used in numerous military and commercial aerospace systems, which means Torotel Products is automatically solicited for any procurement needs for such applications. The magnetic components manufactured by Torotel Products are sold primarily in the United States, and most sales are awarded on a competitive bid basis.
Torotel Products has a primary base of approximately 26 customers that provide nearly 90% of its annual sales volume. This customer base includes many large prime defense and commercial aerospace companies. Torotel Products' primary strategy focuses on providing superior service to this core group of customers, including engineering support and new product design. The objective is to achieve growth with these customers, or other targeted companies that possess the potential for inclusion into the core group. During the fiscal year ended April 30, 2014, sales to a single customer accounted for 44% of the net sales of Torotel Products. A loss or material reduction in orders from this customer could have a material adverse effect on sales.
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
Essential materials used by Torotel Products in the manufacturing process include magnetic materials, copper wire, plastic housings and epoxies. We believe these materials are available from many sources. Major suppliers include Magnetics Inc., Electrical Insulation Suppliers, Inc., Mod & Fab and Magnetic Metals-Western Division. Special contact plates purchased from Fotofab, LLC and polycarbonate materials purchased from Florida Custom Mold and Spectrum Plastics are used in manufacturing the potted coil assembly for the Hellfire II missile system. Both Fotofab, Florida Custom Mold, and Spectrum Plastics are the only qualified approved sources for the materials they provide. As a result, Torotel Products maintains contingent business interruption insurance on these three suppliers' facilities, as well as the customers' production facility, to insure against loss of business income associated with a disruption in production at either supplier or at the customer as a result of a fire, tornado, explosion or other similar type loss.
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
Governmental Regulations
A significant portion of Torotel Products' business is derived from subcontracts with prime contractors of the U.S. government. As a U.S. subcontractor, Torotel Products is subject to federal contracting regulations. These subcontracts provide that they may be terminated at the convenience of the U.S. government. Upon such termination, adequate financial compensation is usually provided in such instances to protect Torotel from suffering a loss on a contract. These subcontracts also provide that they may be terminated for default for failure to perform a material obligation in a subcontract. In the event of a termination for default, the customer may have the unilateral right at any time to require Torotel Products to pay the excess, if any, of the cost of purchasing a substitute item from a third party. If the customer has suffered other ascertainable damages as a result of a sustained default, the customer could demand payment of such damages. Torotel Products has never experienced any terminations for default.

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
Environmental Laws
In fiscal year 2014, Torotel Products incurred costs of approximately $2,000 to ensure compliance with federal, state and local regulations on the proper handling, storage, disposal, and discharge of hazardous materials into the environment, or otherwise relating to the protection of employees, the community, and the environment. Torotel Products anticipates similar costs to be incurred in the fiscal year ending April 30, 2015.
Employees
Torotel Products presently employs 123 full-time and 6 part-time employees. We believe an adequate supply of qualified personnel is available in the facility's immediate vicinity. Torotel's employees are not affiliated with any union.

ELECTRONIKA

Principal Products

Electronika sells ballast transformers to the airline industry. These transformers activate and control the lights in airplane cockpits and passenger compartments. Electronika's ballast transformers are used as spare and replacement parts in DC-8, DC-9, DC-10, MD-80 and MD-88 aircraft.

Marketing and Customers

Sales of ballast transformers have been made to the airline industry primarily for use in DC-8 and DC-9 aircraft. As a result, the business of Electronika is subject to various risks including, without limitation, the age of the fleet that uses Electronika's products, the eventual retirement of that fleet, and its replacement with newer aircraft, and competition for the available spare parts business. Electronika's sales do not represent a significant portion of any particular market. The Federal Aviation Administration has approved Electronika as a source for ballasts on the DC-8, DC-9, DC-10, MD-80, and MD-88 aircraft, and Electronika generally is automatically solicited for any procurement needs for such applications. The ballast transformers are sold primarily in the United States, and most sales are awarded on a competitive bid basis. Although all existing orders are subject to schedule changes or cancellation, adequate financial compensation is usually provided in such instances to protect the contractor from suffering a loss on a contract. Electronika has a primary base of approximately five customers, none of which placed any significant orders in fiscal year 2014.

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

Manufacturing

Electronika's requirements for ballast transformers are outsourced pursuant to a Manufacturing Agreement (the "Manufacturing Agreement") with Magnetika, Inc. ("Magnetika"), a corporation owned by the Caloyeras family, which presently owns approximately 45% of the common shares of Torotel. Under the terms of the Manufacturing Agreement, Magnetika provides all necessary raw material, labor, testing, packaging and related services required to complete the manufacture, delivery and sale of the ballast transformers, and Electronika is obligated to order all of its ballast transformer requirements exclusively from Magnetika. Electronika retains ownership of all designs, drawings, specifications and intellectual property rights associated with the ballast transformers. In exchange for the services provided to Electronika under the Manufacturing Agreement, Magnetika receives 40% of the net sales price of all ballast transformers sold by Electronika. The initial 10-year term of the Manufacturing Agreement expired on April 1, 2012; however, pursuant to its terms, the Manufacturing Agreement continues on a year-to-year basis until cancelled by either party. In the fiscal year ended April 30, 2014, Electronika incurred costs of $1,000 for goods purchased on trade terms of net 20 days pursuant to the Manufacturing Agreement. Of the amount purchased, $1,000 was due and payable as of April 30, 2014.

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

ITEM 1A.    Risk Factors

Information not required

ITEM 2.    Properties

Torotel owns a 24,000 square foot building located in Olathe, Kansas. This facility is occupied by Torotel Products, and also serves as Torotel's executive offices, as well as the business office of Electronika. The purchase cost of the building, along with the improvements, was $1,027,000. This property is subject to a first deed of trust securing indebtedness with the Commerce Bank in the amount of $533,000. The outstanding balance of such indebtedness bears interest at a fixed rate of 4.05% per annum and requires monthly principal and interest payments of $4,873. The note has a maturity date of January 27, 2019, may be prepaid without penalty up to $100,000 per year, and is collateralized by substantially all assets of Torotel.

Torotel leases approximately 11,000 square feet for manufacturing electro-mechanical assemblies, and larger and higher voltage transformers.  This facility is located in close proximity to the primary facility of Torotel in Olathe, Kansas.  The lease for this property was amended effective March 1, 2014 and continues through February 29, 2016.  The monthly base rent is $7,600 for the first 12 months following March 1, 2014 and $8,400 thereafter.  The aggregate base rent payments during the term of the lease will be approximately $192,000.

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

	2014		2013
Fiscal Period	High	Low	High	Low
May to July	$0.94	$0.41	$0.34	$0.11
August to October	1.30	0.82	0.53	0.26
November to January	1.30	0.75	0.62	0.25
February to April	1.22	0.87	0.70	0.41

(b)       Approximate Number of Equity Security Holders

Title of Class	Number of Record Holders as of July 2, 2014
Common stock, $0.01 par value	453

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

Equity Compensation Plan Information

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in Column A)
Plan Category	A	B	C
Equity Compensation Plans approved by shareholders	—	—	—
Equity Compensation Plans not approved by shareholders	—	—	384,250
Total	—	—	384,250

Torotel terminated a Directors Stock Appreciation Rights Plan for non-employee directors as of January 24, 2014 (see Note 12 of Notes to Consolidated Financial Statements).

There were no unregistered sales of securities or any share repurchases during the fourth quarter of the fiscal year ended April 30, 2014.

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

Overview

Introduction

Torotel Products specializes in the custom design and manufacture of a wide variety of precision magnetic components and electro-mechanical assemblies for use in military, commercial aerospace and industrial electronic applications. These products are used to modify and control electrical voltages and currents in electronic devices. Torotel Products sells these magnetic components and electro-mechanical assemblies to original equipment manufacturers, which use them in products such as:

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

The industry mix of Torotel Products' net sales in fiscal year 2014 was 65% defense, 26% commercial aerospace and 9% industrial compared to 64% defense, 26% commercial aerospace and 10% industrial in fiscal year 2013. We believe the mix in fiscal year 2015 will remain weighted primarily towards defense.

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

Business and Industry Considerations

Defense Markets

During fiscal years 2014 and 2013, the amount of consolidated revenues derived from contracts with prime contractors of the U.S. Department of Defense (“DoD”) was approximately 65% and 64%, respectively. As a result, our financial results in any period could be impacted substantially by spending cuts in the DoD budget and the funds appropriated for certain military programs.

 Notwithstanding the uncertainty associated with the DoD budget, we believe our overall defense business outlook remains favorable due to the present demand for the potted coil assembly for the Hellfire II missile system and other existing orders for electro-mechanical assemblies from major defense contractors. As of April 30, 2014, our consolidated order backlog for the defense market was nearly $5.4 million, which included approximately $4.3 million for the potted coil assembly.

Commercial Aerospace and Industrial Markets

We provide magnetic components and electro-mechanical assemblies for a variety of applications in the aerospace and industrial markets. The primary demand drivers for these markets include commercial aircraft orders, oil and gas drilling exploration activity, and general economic growth. While global economic growth remains positive, the above demand drivers could be impacted by short-term changes in the economy such as spikes in the price of oil, war, terrorism, or changes in regulation. Other threats to our anticipated positive near-term and long-term market outlook include delays on the development and production of new commercial aircraft and competition from international suppliers. As of April 30, 2014, our consolidated order backlog for the aerospace and industrial markets was $1.7 million.

Business Outlook

Our order activity for fiscal year 2014, exclusive of the potted coil assembly, increased 15% to $7.7 million. This amount consisted of $6.5 million in magnetic components, $800,000 for electro-mechanical assemblies and $400,000 for large dry-type transformers. As for the potted coil assembly, $4.3 million remains to be produced on the $8.3 million contract award received at the end of fiscal year 2013. As a result, our consolidated order backlog for all products heading into the new fiscal year is approximately $7.2 million. We do anticipate a new contract for the potted coil assembly will be awarded in the second half of fiscal year 2015. We also anticipate contract awards for new electro-mechanical assemblies, as well as for several new magnetic component opportunities in the commercial aerospace and defense markets, which should contribute to our continued sales growth in fiscal year 2015.

Consolidated Results of Operations

The following management comments regarding Torotel's results of operations and outlook should be read in conjunction with the Consolidated Financial Statements included pursuant to Item 8 of this Annual Report. The results of Torotel Products and TMC have been consolidated for discussion purposes. While each company's results are included in the following discussion, segment reporting is not applicable because the products offered are similar in form and function, and target similar markets.

Net Sales

Years ended April 30,	2014	2013
Torotel Products:
Magnetic components	$6,302,000	$5,759,000
Potted coil assembly	$5,326,000	$4,738,000
Electro-mechanical assemblies	$1,296,000	$1,409,000
Injection molded products	$—	$70,000
Large Transformers	$174,000	$—
Total Torotel Products	$13,098,000	$11,976,000
Electronika	$2,000	$5,000
Total consolidated net sales	$13,100,000	$11,981,000

Consolidated net sales in fiscal year 2014 increased nearly 9%, or $1,119,000, as compared to fiscal year 2013. For that period, Torotel Products' net sales increased $1,122,000, or 9%, primarily due to higher demand for magnetic components, and a higher number of potted coil assembly units shipped. Electronika's net sales represented a small portion of consolidated net sales and sales continue to fluctuate within a small range as overall demand for the ballast transformers is very limited.
Consolidated net sales in fiscal year 2013 increased nearly 11%, or $1,153,000, as compared to fiscal year 2012. For that period, Torotel Products' net sales increased $1,168,000, or 11%, primarily due to higher unit volume for magnetic components combined with a higher average unit selling price, and higher shipments of electro-mechanical assemblies. These sales increases were offset partially by lower shipments of the potted coil assembly due to production delays resulting from a customer requested change in the painting process. As disclosed previously in Item 1 Business, production of the injection molded products was discontinued in the first quarter of fiscal year 2013. Electronika's net sales represented a small portion of consolidated net sales and decreased $15,000 from fiscal year 2012 to fiscal year 2013. Electronika's sales continue to fluctuate within a small range as overall demand for the ballast transformers is very limited.

Gross Profit

Years ended April 30,	2014	2013
Torotel Products:
Gross profit	$4,591,000	$4,099,000
Gross profit % of net sales	35%	34%
Electronika:
Gross profit	$1,000	$3,000
Gross profit % of net sales	60%	60%
Combined:
Gross profit	$4,592,000	$4,102,000
Gross profit % of net sales	35%	34%

Gross profit as a percentage of net sales in fiscal year 2014 increased 1% as compared to fiscal year 2013. The gross profit percentage of Torotel Products for that period increased because of higher sales without a corresponding increase in fixed production costs and higher direct margins associated with the product mix. The gross profit percentage of Electronika represented a small portion of consolidated gross profit.
Gross profit as a percentage of net sales in fiscal year 2013 increased 7% as compared to fiscal year 2012. The gross profit percentage of Torotel Products for that period increased 7% because of lower direct labor costs associated with the personnel reductions implemented in the prior year, higher sales without a corresponding increase in fixed production costs, and higher margins associated with the product mix. The gross profit percentage of Electronika remained unchanged as it is fixed by the Manufacturing Agreement with Magnetika, Inc.

Operating Expenses

Years ended April 30,	2014	2013
Engineering	$602,000	$535,000
Selling, general and administrative	3,187,000	2,519,000
Total	$3,789,000	$3,054,000

Engineering expense increased 13%, or $67,000, in fiscal year 2014 as compared to fiscal year 2013. This increase primarily resulted from an increase in compensation costs due to the hiring of additional engineers to provide expanded technical capabilities.

Engineering expense increased 2% in fiscal year 2013 as compared to fiscal year 2012. This increase was primarily due to higher travel costs.
Selling, general and administrative expenses increased 27%, or $668,000, in fiscal year 2014 as compared to fiscal year 2013. This increase primarily resulted from an increase of $279,000 in payroll, an increase of $154,000 in stock appreciation rights, an increase of $85,000 in accounting and professional fees, an increase of $75,000 in training, a $53,000 increase in health insurance costs, an increase of $50,000 in travel and entertainment expenses, a $17,000 increase in advertising, and a $16,000 increase in commissions. These increases were partially offset by decreases in recruiting costs, equipment rental, and janitorial expenses.
Selling, general and administrative expenses increased nearly 6%, or $153,000, in fiscal year 2013 as compared to fiscal year 2012. This increase primarily resulted from a $72,000 increase in deferred compensation expense related to the change in fair value of stock appreciation rights, a $68,000 change in stock compensation expense related to the forfeiture of restricted stock in both years, a $66,000 increase in operating expenses, a $41,000 increase in insurance costs, and a $38,000 increase in professional fees including legal fees and accounting fees. These increases were partially offset by a $39,000 decrease in training costs, a $42,000 decrease in sales discounts not taken by large customers, and a $64,000 decrease in travel costs.
Earnings from Operations

Years ended April 30,	2014	2013
Torotel Products	$1,286,000	$1,336,000
Electronika	—	3,000
Torotel	(483,000)	(291,000)
Total	$803,000	$1,048,000

For the reasons discussed in the Net Sales, Gross Profit, and Operating Expenses found above, consolidated earnings from operations decreased by 23%, or $245,000, in fiscal year 2014 as compared to fiscal year 2013, and increased by 97%, or $1,017,000, in fiscal year 2013 as compared to fiscal year 2012.
Other Earnings Items

Years ended April 30,	2014	2013
Earnings from operations	$803,000	$1,048,000
Interest expense	(34,000)	(42,000)
Loss on asset disposal	—	(3,000)
Earnings before income taxes	769,000	1,003,000
Benefit for income taxes	(103,000)	(218,000)
Net earnings (loss)	$872,000	$1,221,000

Interest expense decreased by 19%, or $8,000, in fiscal year 2014 as compared to fiscal year 2013 primarily due to lower levels of capital leases and debt. Income tax benefit decreased by $115,000 in fiscal year 2014 as compared to fiscal year 2013.

Interest expense decreased $5,000 in fiscal year 2013 as compared to fiscal year 2012 primarily due to a lower debt level. Loss on asset disposal increased by $3,000 in fiscal year 2013 as compared to fiscal year 2012 due to the disposal of damaged assets. Income tax benefit increased by $218,000 in fiscal year 2013 as compared to fiscal year 2012.
We have adjusted the valuation allowance because we anticipate the realization of a portion of our deferred income tax assets that are expected to reverse within the next few fiscal years, which has reduced the provision for income taxes. The remaining valuation allowance is specifically related to impairment on an investment that would result in a capital loss for tax purposes that we do not anticipate realizing due to the absence of offsetting capital gain income.
We evaluate the appropriateness of our deferred income tax asset valuation allowance on a quarterly basis and continue to consider positive and negative trends in our industry that could affect our determination. We believe that our current adjustment to the valuation allowance is appropriate due to anticipated stronger demand over the next few fiscal years related to a number of anticipated contract awards for new business in the aerospace and defense markets. The information regarding these new anticipated awards was made available to us during the fourth quarter. We believe that this increase in demand should generate sufficient taxable earnings to enable us to realize our net deferred tax assets except as discussed above, thus outweighing any negative evidence concerning the cyclical and competitive nature of our industry. Also, we have achieved consistent taxable earnings in recent fiscal years, we have established a recent history of utilizing our net deferred tax asset, our available carryforward periods of our net operating losses are of sufficient length and are at minimum risk of expiring unused, and our products are included in applications that generally have a longer lifecycle.
Return on Capital Employed
Return on Capital Employed ("ROCE") is the primary benchmark used by management to evaluate Torotel's performance. ROCE measures how effectively and efficiently net operating assets (NOA) are used to generate earnings before interest and taxes (EBIT). For these purposes, NOA, or Capital Employed, is defined as "accounts receivable + inventory + net fixed assets + miscellaneous operating assets - accounts payable - miscellaneous operating liabilities". The performance of Torotel's management and the majority of its decisions will be measured by whether Torotel's ROCE improves. For the fiscal years ended April 30, 2014 and 2013, Torotel's ROCE was 20.70% and 29.41%, respectively. The decrease in ROCE for fiscal year 2014 is largely attributed to the higher raw materials inventory related to products anticipated to ship in fiscal year 2015, higher accounts receivable amounts in fiscal year 2014, an increase in the deferred tax asset, higher stock appreciation rights expense, and lower earnings from operations in fiscal year 2014.

Financial Condition and Liquidity

Cash generated by operations is our primary source of liquidity. The following table highlights the funds available to us as of April 30, 2014 and 2013:

	2014	2013
Cash	$2,038,000	$1,593,000
Amount available under our line of credit	$500,000	$500,000
Amount available under our equipment loan	$236,000	$120,000
Operating Activities

	2014	2013
Net cash provided by operating activities	$724,000	$1,664,000

The decrease of $940,000 between fiscal year 2014 and fiscal year 2013 is primarily due to a decrease in earnings from operations, a decrease in customer deposits, an increase in trade receivables, and an increase in inventory. The decrease in customer deposits is due to management’s decision to forego milestone payments on the new potted coil assembly contract. The increase in trade receivables is due to higher business volume. The average days to collect accounts receivable is currently 39 days as of April 30, 2014, which is consistent with our industry. The increase in inventory is related to a build-up of raw material for assembly production that was delayed by the customer from fiscal year 2014 to fiscal year 2015.

Investing Activities

	2014	2013
Net cash provided by investing activities	$(135,000)	$(229,000)
The change of $94,000 was due to lower capital expenditures in fiscal year 2014 as compared to fiscal year 2013. During fiscal year 2013, the capital expenditures were mostly due to the implementation of a new enterprise resource planning system. Capital expenditures during fiscal year 2014 were primarily related to purchases of new production equipment and machinery. We expect capital expenditure spending to increase during fiscal year 2015 to $250,000 which is consistent with the anticipated needs of our business.
Financing Activities

	2014	2013
Net cash provided by financing activities	$(144,000)	$(150,000)
We have used cash generated by operating activities as the primary source for the repayment of our debt. The change of $6,000 between fiscal year 2014 and fiscal year 2013 is due to a reduction in capital lease obligations. Subsequent to April 30, 2014, we received proceeds of $100,000 from additional borrowing on our existing equipment loan to purchase additional machinery and equipment. Please see Note 16 of Notes to the Consolidated Financial Statements for more information on this activity.
Capital Resources
We believe that the projected cash flow from operations, combined with existing cash balances, will be sufficient to meet our funding requirements for the foreseeable future. We have a $500,000 bank line of credit available which could be utilized to help fund any working capital requirements, subject to the adequacy of our borrowing base and other conditions. During fiscal year 2014 we did not utilize this line of credit. We believe that inflation will have only a minimal effect on future operations since such effects should be offset by sales price increases, which are not expected to have a significant effect upon demand. In addition, we do not believe that inflation had a significant effect on our operations during the past two fiscal years.

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

Revenue Recognition

Revenue is recognized when a fixed price contract or purchase order exists; delivery has occurred; and collection is reasonably assured. Selling terms are FOB Shipping Point so we consider products delivered once they have been shipped and title and risk of loss have been transferred. Our consolidated net sales arising from contracts having deliveries scheduled over a period of more than one year for fiscal years 2014 and 2013 were approximately 40% and 40%, respectively, primarily because of the contract for the potted coil assembly.

Allowance for Doubtful Accounts

Gross trade accounts receivable are offset with an allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review the allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectability. Account balances are charged against the allowance when placed for collection. Recoveries of receivables previously written off are recorded when received. The majority of the customer accounts are considered past due after the invoice becomes older than the customer's normal credit terms. Interest is not charged on past due accounts. The allowance for doubtful accounts was $12,000 at the end of eachof fiscal years 2014 and 2013.

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

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Act"), as of April 30, 2014 and have concluded that these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework contained in the Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of April 30, 2014.

ITEM 9B.    Other Information

None.

Report Of Independent Registered Public Accounting Firm

To the Board of Directors
Torotel, Inc.

We have audited the accompanying consolidated balance sheet of Torotel, Inc. and subsidiaries (collectively, the Company) as of April 30, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Torotel, Inc. and subsidiaries as of April 30, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ RubinBrown LLP

Overland Park, Kansas
July 3, 2014

CONSOLIDATED BALANCE SHEETS
As of April 30,

	2014	2013
ASSETS
Current assets:
Cash	$2,038,000	$1,593,000
Trade receivables, net	1,502,000	1,345,000
Inventories	1,455,000	1,391,000
Prepaid expenses and other current assets	89,000	134,000
Deferred income taxes	177,000	183,000
	5,261,000	4,646,000
Property, plant and equipment:
Land	265,000	265,000
Buildings and improvements	985,000	978,000
Equipment	2,432,000	2,304,000
	3,682,000	3,547,000
Less accumulated depreciation	2,509,000	2,150,000
	1,173,000	1,397,000

Deferred income taxes	808,000	657,000
Other assets	70,000	40,000

Total Assets	$7,312,000	$6,740,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$124,000	$140,000
Trade accounts payable	469,000	405,000
Accrued liabilities	834,000	571,000
Customer deposits	91,000	608,000
	1,518,000	1,724,000
Long-term debt, less current maturities	527,000	655,000
Commitments and contingencies
Stockholders' equity:
Common stock; par value $0.01; 6,000,000 shares authorized; 5,615,750 and 5,265,750 shares issued and outstanding as of April 30, 2014 and 2013, respectively	60,000	60,000
Capital in excess of par value	12,307,000	12,283,000
Accumulated deficit	(7,091,000)	(7,963,000)
Treasury stock, at cost	(9,000)	(19,000)
	$5,267,000	$4,361,000

Total Liabilities and Stockholders' Equity	$7,312,000	$6,740,000
The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended April 30,

	2014	2013
Net sales	$13,100,000	$11,981,000
Cost of goods sold	8,508,000	7,879,000
Gross profit	4,592,000	4,102,000
Operating expenses:
Engineering	602,000	535,000
Selling, general and administrative	3,187,000	2,519,000
	3,789,000	3,054,000
Earnings from operations	803,000	1,048,000
Other expense (income):
Interest expense, net	34,000	42,000
Loss on asset disposal	—	3,000
Earnings (loss) before provision for income taxes	769,000	1,003,000
Benefit for income taxes	(103,000)	(218,000)
Net earnings	$872,000	$1,221,000
Basic earnings per share	$0.15	$0.23

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Shares	Common Stock	Excess of Par Value	Accumulated Deficit	Treasury Stock, at cost	Total Stockholders' Equity
Balance, April 30, 2012	5,983,545	$60,000	$12,319,000	$(9,184,000)	$(19,000)	$3,176,000
Restricted stock cancelled	—	—	(36,000)	—	—	(36,000)
Net earnings	—	—	—	1,221,000	—	1,221,000
Balance, April 30, 2013	5,983,545	60,000	12,283,000	(7,963,000)	(19,000)	4,361,000
Stock compensation earned	—	—	24,000	—	10,000	34,000
Net earnings	—	—	—	872,000	—	872,000
Balance, April 30, 2014	5,983,545	$60,000	$12,307,000	$(7,091,000)	$(9,000)	$5,267,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended April 30,

	2014	2013
Cash flows from operating activities:
Net earnings (loss)	$872,000	$1,221,000
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Benefit recognized on restricted stock award activity	—	(36,000)
Stock compensation cost amortized	34,000	—
Depreciation	359,000	347,000
Deferred income taxes	(145,000)	(232,000)
Loss on disposal	—	3,000
Loss on impairment	—	108,000
Change in value of stock appreciation rights	154,000	44,000
Increase (decrease) in cash flows from operations resulting from changes in:
Trade receivables	(157,000)	63,000
Inventories	(64,000)	(202,000)
Prepaid expenses and other assets	15,000	(47,000)
Trade accounts payable	64,000	(253,000)
Accrued liabilities	87,000	246,000
Customer deposits	(517,000)	402,000
Income taxes payable	22,000	—
Net cash provided by operating activities	724,000	1,664,000
Cash flows from investing activities:
Capital expenditures	(135,000)	(249,000)
Proceeds from sale of equipment	—	20,000
Net cash used in investing activities	(135,000)	(229,000)
Cash flows from financing activities:
Principal payments on long-term debt	(655,000)	(107,000)
Proceeds from long-term debt	542,000	—
Payments on capital lease obligations	(31,000)	(43,000)
Net cash used in financing activities	(144,000)	(150,000)
Net increase in cash	445,000	1,285,000
Cash, beginning of year	1,593,000	308,000
Cash, end of year	$2,038,000	$1,593,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$34,000	$42,000
Income taxes	$10,000	$21,000
Non-cash investing and financing activities:
Capital expenditure	$—	$—
Proceeds from capital lease	$—	$—

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

Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. We grant unsecured credit to most of our customers. We do not believe that we are exposed to any extraordinary credit risk as a result of this policy. At various times, and at April 30, 2014, cash balances exceeded federally insured limits. We have not experienced any losses in the cash accounts and we do not believe we are exposed to any significant credit risk with respect to our cash.

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

The carrying amounts of certain financial instruments, including cash, trade receivables and trade accounts payable approximate fair value due to their short maturities. As of April 30, 2014, the amount of our long-term debt approximates fair value based on the present value of estimated future cash flows using a discount rate commensurate with a borrowing rate available to us. The inputs used to estimate the fair value of long-term debt are considered Level 2 inputs.

Treasury Stock

We utilize the weighted average cost method in accounting for treasury stock transactions.

Revenue Recognition

Revenue is recognized when a fixed price contract or purchase order exists; delivery has occurred; and collection is reasonably assured. Selling terms are FOB Shipping Point so we consider our products delivered once they have been shipped and title and risk of loss have been transferred. Our consolidated net sales arising from contracts having deliveries scheduled over a period of more than one year for fiscal years 2014 and 2013 were approximately 40% and 40%, respectively, primarily because of the contract for the potted coil assembly.

Allowance for Doubtful Accounts

Gross trade accounts receivable are offset with an allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review the allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectability. Account balances are charged against the allowance when placed for collection. Recoveries of receivables previously written off are recorded when received. The majority of the customer accounts are considered past due after the invoice becomes older than the customer's credit terms. Interest is not charged on past due accounts. The allowance for doubtful accounts as of April 30, 2014 and 2013 was $12,000 and $12,000, respectively.

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

Advertising Costs

Advertising costs are expensed as incurred. For the years ended April 30, 2014 and 2013 advertising costs were $20,000 and $4,000, respectively.

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

Share-Based Compensation

We have a share-based compensation plan that includes restricted stock, which is described more fully in Note 7 of the Notes to the Consolidated Financial Statements. We account for the share-based compensation plan in accordance with authoritative guidance under which the estimated fair value of share-based awards granted under our share-based compensation plan is recognized as compensation expense over the vesting period of the award.

New Accounting Guidance

In May 2014, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance containing changes to revenue recognition rules.  This statement is effective for financial statements issued for annual periods beginning after December 15, 2016, including interim periods within that reporting period, with no early adoption permitted.  This will be effective for us beginning May 1, 2017.  We are currently analyzing the new guidance, and has not determined the impact on financial position, results of operations, or cash flows.

NOTE 2—INVENTORIES

The following table summarizes the components of inventories, as of April 30 of each year:

	2014	2013
Raw materials	$955,000	$850,000
Work in process	261,000	281,000
Finished goods	239,000	260,000
	$1,455,000	$1,391,000

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

	Line of Credit	Mortgage note payable to Commerce Bank	Equipment loan note payable to Commerce Bank
Face amount	$500,000	$542,000	$500,000
Proceeds received	—	542,000	380,000
Unused borrowing capacity	500,000	—	236,000
Amount previously repaid	—	9,000	264,000
Total debt outstanding	$—	$533,000	$116,000

Rate	4.00%	4.05%	4.63%
Maturity date	September 27, 2014	January 27, 2019	September 26, 2015
Monthly payment	$—	$4,873	$7,123

Additional Criteria	Borrowing base limited to 75% of eligible receivables	15 year amortization schedule	Advance rate equal to 80% of the price of the equipment purchased

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

The guidance line of credit is to be used for equipment purchases. Monthly repayments consisting of both interest and principal are required. This facility is cross collateralized and cross defaulted with all other facilities and is secured by a purchase money security interest in the assets purchased as well as a first lien on all business assets of Torotel Products.  Subsequent to April 30, 2014, we received proceeds from additional borrowing on our existing equipment loan to purchase additional machinery and equipment. Please see Note 16 of Notes to the Consolidated Financial Statements for more information on this activity.

Torotel Products is also required to comply with specified financial covenants and as of April 30, 2014, Torotel was in compliance with these covenants.

Information concerning Torotel's long-term indebtedness as of April 30 of each year is as follows:

	2014	2013
Mortgage note payable to Commerce Bank, maturing December 2018	$533,000	$568,000
Equipment loan note payable to Commerce Bank, maturing September 2015	116,000	195,000
Capital lease obligations	2,000	32,000
	651,000	795,000
Less: Current maturities	124,000	140,000
	$527,000	$655,000

The amount of long-term debt maturities by year is as follows:

Year Ending April 30,	Amount
2015	$124,000
2016	74,000
2017	41,000
2018	42,000
2019	370,000
$651,000

NOTE 4—INCOME TAXES

The components of the provision (benefit) for income taxes are as follows:

	2014	2013
Current tax expense
Federal	$24,000	$8,000
State	18,000	6,000
	42,000	14,000
Deferred tax expense (benefit)
Federal	(222,000)	(203,000)
State	77,000	(29,000)
	(145,000)	(232,000)
Total income tax benefit	$(103,000)	$(218,000)

The provision for income taxes reflected in the consolidated statements of operations differs from the amounts computed at the federal statutory tax rates.

The principal differences between our statutory income tax expense and the effective provision for income taxes are summarized as follows:

	2014	2013
Computed tax expense at statutory rates	$261,000	$341,000
Permanent differences	7,000	3,000
State tax and credits	86,000	57,000
Provision to Return Adjustment	336,000	—
Increase (decrease) in valuation allowance	(793,000)	(619,000)
	$(103,000)	$(218,000)

During the year ended April 30, 2014, the Company recorded a reduction to its deferred tax assets based on the actual filing of its income tax returns related to the year ended April 30, 2013.  This amount is reflected above as the provision to return adjustment.  An offsetting reduction to the deferred tax asset valuation allowance was recorded at the same time.  These adjustments had no impact on the Company’s consolidated balance sheet or statement of operations.
We have available as benefits to reduce future income taxes, subject to applicable limitations, estimated federal net operating loss carryforward amounts as described below. In addition, we have available to us federal and state tax credits that carry forward indefinitely.

Year of Expiration	NOL Carryforwards
2019	$993,000
2022	32,000
2023	1,000
2024	77,000
2026	253,000
2027	217,000
2030	28,000
2032	298,000
$1,899,000

The following table summarizes the components of the net deferred income tax asset:

	2014	2013
Net operating loss carryforwards	$646,000	$1,095,000
Inventory valuation reserve	146,000	146,000
Amortization and impairment of intangibles	—	175,000
Loss on equity and impairment in investee	421,000	427,000
Tax credit carryforward	105,000	130,000
Other	88,000	81,000
	1,406,000	2,054,000
Less: valuation allowance	(421,000)	(1,214,000)
	$985,000	$840,000

We record deferred income tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. As of April 30, 2014, we anticipate the realization of a portion of our deferred income tax assets. We have adjusted the valuation allowance accordingly in the years ended April 30, 2014 and 2013, which has reduced the provision for income taxes. The remaining valuation allowance is specifically related to impairment on an investment that would result in a capital loss for tax purposes that we do not anticipate realizing due to the absence of offsetting capital gain income.
We evaluate the appropriateness of our deferred income tax asset valuation allowance on a quarterly basis and continue to consider positive and negative trends in our industry that could affect our determination. We believe that our current adjustment to the valuation allowance is appropriate due to anticipated stronger demand over the next few fiscal years related to a number of anticipated contract awards for new business in the aerospace and defense markets. We believe that this increase in demand should generate sufficient taxable earnings to enable us to realize our net deferred tax assets, except as discussed above. In addition to this, we have achieved consistent taxable earnings in recent fiscal years, we have established a recent history of utilizing our net deferred tax asset, our available carryforward periods of our net operating losses are of sufficient length and are at minimum risk of expiring unused, and our products are included in applications that generally have a longer lifecycle.

The net deferred tax assets are presented in the accompanying April 30, 2014 and 2013 balance sheets as follows:

	2014	2013
Current deferred income tax asset	$177,000	$183,000
Noncurrent deferred income tax asset	808,000	657,000
	$985,000	$840,000
As of April 30, 2014, the federal tax returns for the fiscal years ended 2009 through 2013 are open to audit until the statute of limitations closes for the years in which the net operating losses are utilized. We recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense. As of April 30, 2014, we recorded no accrued interest or penalties related to uncertain tax positions. We expect no significant change in the amount of unrecognized tax benefit, accrued interest or penalties within the next twelve months.

NOTE 5—COMMITMENTS AND CONTINGENCIES

We are obligated under several capital leases covering various computer hardware that expire at various dates during the next fiscal year. All of these leases are non-cancellable and are presented in the accompanying consolidated financial statements as long-term debt. At April 30, 2014 and 2013, the gross amount of equipment and related accumulated amortization recorded under capital leases were as follows:

	2014	2013
Information technology equipment	$16,000	$104,000
Less accumulated amortization	(14,000)	(72,000)
	$2,000	$32,000

Amortization of assets held under capital lease is included with depreciation expense.

As part of our ongoing operations, we enter into arrangements that obligate us to make future payments to various parties. Some of these contractual obligations are not reflected on the accompanying consolidated balance sheets due to the nature of the obligations. Such obligations include operating leases for production space and for equipment. On December 20, 2013, we entered into a real estate lease agreement with 96-OP Prop, LLC to lease approximately 11,000 square feet for manufacturing electromechanical assemblies, and larger transformers.  This agreement commenced on March 1, 2014 and continues through February 29, 2016.  The lease agreement is incorporated by reference to Exhibit 10.1 of Form 8-K filed with the SEC on December 24, 2013.

Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods free of rent. Total rent expense for all operating leases for the years ended April 30, 2014 and 2013 was $186,000 and $225,000, respectively.

Future minimum lease payments under non-cancellable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of April 30, 2014 are:

Year Ending April 30,	Capital Leases	Operating Leases
2015	$2,000	$141,000
2016	—	129,000
2017	—	19,000
	$2,000	$289,000

The future minimum capital lease payments of $3,000 include amounts representing interest of $1,000 which results in a present value of $2,000 for net minimum capital lease payments.

NOTE 6—EMPLOYEE INCENTIVE PLANS

Short-term Cash Incentive Plan

The Short-term Cash Incentive Plan ("STIP") became effective for fiscal year 2008. The purpose of the STIP is to promote the long-term financial performance of Torotel by providing key employees with the opportunity to earn cash awards for accomplishing annual goals for Return on Capital Employed ("ROCE") as defined in the Plan, which was filed as Exhibit 10.8 of Form 10-KSB for the fiscal year ended April 30, 2007, and is herein incorporated by reference. For the years ended April 30, 2014 and 2013, total short-term cash incentive plan expense was $66,000 and $105,000, respectively.

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

Long-term Cash Incentive Plan

The Long-term Cash Incentive Plan ("LTCIP") provides key employees with the opportunity to earn cash awards for accomplishing plan goals based on predetermined targets for average annual sales and earnings growth, ROCE and debt to equity. Under the terms of the LTCIP, awards will not be paid if Torotel's performance on any LTCIP metric is less than the threshold level of performance defined for that LTCIP metric. For the years ended April 30, 2014 and 2013, total long-term cash incentive plan expense was $0 and $17,000, respectively.

Performance Bonus

We provided discretionary performance bonuses for employees not participating in the above incentive plans. Total expense for these bonuses was $107,000 and $51,000 for the years ended April 30, 2014 and 2013.

401(k) Retirement Plan

We have a 401(k) Retirement Plan for Torotel Products' employees. Employer contributions to the Plan are at the discretion of the Board of Directors. Employer contributions to the Plan for the years ended April 30, 2014 and 2013 were $6,000 and $10,000, respectively.

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

On June 17, 2013, we entered into Restricted Stock Agreements with three key employees pursuant to the SAP. The aggregate amount of the restricted stock awards was 400,000 shares of common stock, 0.01 par value per share. These shares were transferred from treasury shares. Based on the market price of $0.50 for our common stock as of June 17, 2013, the fair value of the restricted stock at the date of award was $200,000. The form of the Restricted Stock Agreement was filed as Exhibit 10.1to our Form 8-K filed with the SEC on June 19, 2013, and is incorporated herein by reference as Exhibit 10.1. The shares issued pursuant to the Restricted Stock Agreements on June 17, 2013 are restricted and may not be sold, assigned, pledged or otherwise disposed of until the restrictions lapse. The restrictions will lapse on the fifth anniversary of the date of grant if during the five (5) year restriction period, (1) Torotel's cumulative annual growth in earnings before interest and taxes ("EBIT") is at least 10% and (2) Torotel's average return on capital employed ("ROCE") is at least 25%. The restrictions will also lapse, if prior to the fifth anniversary of the date of grant, (1) the grantee's employment with Torotel is terminated by reason of disability, (2) the grantee dies, or (3) the Committee, in its sole discretion, terminates the restrictions. If the restrictions on such shares have not lapsed by the fifth anniversary of the date of grant, such shares will be forfeited to Torotel. Stock compensation cost net of an appropriate pre-vesting forfeiture rate is recorded per quarter for the remainder of the vesting period provided the financial performance metrics as outlined in the SAP are likely to be attained.

Total stock compensation cost for the years ended April 30, 2014 and 2013 was an expense of $34,000 and a credit of $36,000, respectively. Restricted stock activity for each period through April 30 is summarized as follows:

	2014		2013
	Restricted Shares Under Option	Weighted Average Grant Price	Restricted Shares Under Option	Weighted Average Grant Price
Outstanding at May 1	—	$—	250,000	$0.270
Granted	400,000	$0.500	—	$—
Vested	—	$—	—	$—
Forfeited	(50,000)	$0.500	(250,000)	$0.270
Outstanding at April 30	350,000	$0.500	—	$—

NOTE 8—STOCKHOLDERS' EQUITY

The changes in shares of common stock outstanding as of April 30 of each year are summarized as follows:

	2014	2013
Balance, May 1	5,265,750	5,515,750
Restricted stock activity	400,000	(250,000)
Treasury stock activity	(50,000)	—
Balance, April 30	5,615,750	5,265,750

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

The basic earnings per common share were computed as follows:

	2014	2013
Net earnings	$872,000	$1,221,000
Amounts allocated to participating securities (nonvested restricted shares)	(54,000)	—
Net income attributable to common shareholders	$818,000	$1,221,000
Basic weighted average common shares	5,265,750	5,265,750
Earnings per share attributable to common shareholders:
Basic earnings per share	$0.15	$0.23

ASC 260, Earnings per Share, provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be participating securities and must be included in the computation of earnings per share pursuant to the two-class method.  Diluted earnings per share is not presented as we do not have any shares considered incremental and dilutive.

NOTE 10—ACCRUED LIABILITIES

Accrued liabilities as of April 30 of each year consist of the following:

	2014	2013
Employee related expenses:
Accrued payroll	$385,000	$298,000
Accrued payroll taxes	$17,000	$53,000
Accrued employee benefits	$56,000	$80,000
	$458,000	$431,000
Other, including interest:
Warranty reserve	$21,000	$13,000
Property taxes	$30,000	$30,000
Deferred director compensation	$250,000	$96,000
Other	$75,000	$1,000
	$376,000	$140,000
	$834,000	$571,000

NOTE 11—INFORMATION ABOUT MAJOR CUSTOMERS

Sales to one major customer as a percentage of consolidated net sales as of April 30 of each year was the following:

	2014	2013
Sales to a major customer as a % of net sales	44%	49%

NOTE 12—STOCK APPRECIATION RIGHTS

The board of directors of Torotel approved the Directors Stock Appreciation Rights Plan (the "Plan") for non-employee directors in September 2004. This plan was filed as Exhibit 10.4 of the form 10-QSB for the quarter ended October 31, 2004.

Each SAR granted as a part of the plan was eligible for exercise to the extent that the Grantee was vested in such SAR. The SARs vested according to the following schedule:

Number of Years the Grantee has remained a Torotel director following the Date of Grant	Shares represented by a SAR in which a Grantee is Vested
Under one	—%
At least one but less than two	33%
At least two but less than three	67%
Three or more	100%

A Grantee became fully vested in each of his or her SARs under the following circumstances: (i) upon termination of the Grantee's service as a director of Torotel for reasons of death, disability or retirement; (ii) if the Compensation and Nominating Committee (the "Committee"), in its sole discretion, determines that acceleration of the SAR vesting schedule would be desirable for Torotel; or (iii) if Torotel shall, pursuant to action by its Board of Directors, at any time propose to merge into, consolidate with, or sell or otherwise transfer all or substantially all of its assets to another corporation, and provision is not made pursuant to the terms of such transaction for the assumption by the surviving, resulting or acquiring corporation of outstanding SARs or for substitution of new SARs therefore, the Committee shall cause written notice of the proposed transaction to be given to each Grantee not less than twenty days prior to the anticipated effective date of the proposed transaction, and his or her SARs shall become fully vested and, prior to a date specified in such notice, which shall be not more than ten days prior to the anticipated effective date of the proposed transaction, each Grantee shall have the right to exercise his or her SARs.

In accordance with ASC 718, compensation expense was recognized over the vesting period based upon the estimated fair value of the SARs pursuant to the terms of the Plan using the Black-Scholes options-pricing model as of the end of each financial reporting period. The stock volatility rate was determined using the historical volatility rates of our common stock based on the weekly closing price of our stock. The expected life represents the actual life as well as the use of the simplified method prescribed by the SEC, which uses the average of the vesting period and expiration period of each group of SARs. The interest rates used were the government Treasury bill rate on the date of valuation. Dividend yield was based on the historical policy that we have not issued any form of dividend since 1985.

On January 24, 2014, the Board terminated the Amended Plan by unanimous written consent of the members of the Board. The Amended Plan was terminated as part of Torotel’s plans to move toward different long-term performance-based awards, which are still under consideration. The Board consent authorizing the termination provides for vested SARS to be exercised within 75 days following the effective date of the termination as well as a one-time cash award equal to the cumulative and aggregate fair market value on the date of grant of any and all unvested SARS held by a grantee under the Plan. All payments related to the exercise of vested SARS and the one-time cash award for unvested SARS occurred on May 15, 2014, and amounted to $249,720.

SARs transactions for each period through April 30 are summarized as follows:

	2014		2013
	SARs Under Option	Weighted Average Grant Price	SARs Under Option	Weighted Average Grant Price
Outstanding at beginning of year	320,000	$0.409	280,000	$0.429
Granted	40,000	$0.410	40,000	$0.270
Exercised	(280,000)	$0.410	—	$—
Terminated	(80,000)	$0.387	—	$—
Outstanding at end of year	—	$—	320,000	$0.409
SARs exercisable at end of year	—	$—	243,300	$0.419
Weighted average fair value of SARs granted during the year		$0.410		$0.270

The following information applies to SARs outstanding through April 30, 2013:

2013
Number outstanding	320,000
Range of grant prices, upper limit	$0.695
Range of grant prices, lower limit	$0.208
Weighted average grant price	$0.414
Weighted average contractual life remaining (in years)	4.85
10-day average market price	$0.419
Weighted average stock volatility	144.67%
Weighted average expected life	4.44
Weighted average risk free rate	0.66%
Weighted average dividend yield	—%
Weighted average fair value price	$0.389
Total vested SARs	243,300
Weighted average aggregate fair value	$82,000
Weighted average aggregate intrinsic value	$16,000
Total compensation expense (benefit)	$135,000
Unrecognized compensation expense related to non-vested SARs granted	$15,000
Expected period to recognize compensation expense related to non-vested SARs granted (in years)	1.67
Total liability for SARs on consolidated balance sheets	$96,000

NOTE 13—AGREEMENTS WITH RELATED PARTY

Electronika's requirements for the ballast transformers are outsourced pursuant to a Manufacturing Agreement (“Agreement”) with Magnetika, a corporation owned by the Caloyeras family. Under the terms of the Agreement, Magnetika provides all necessary raw material, labor, testing, packaging and related services required to complete the manufacture, delivery and sale of the ballast transformers, and Electronika is obligated to order all of its ballast transformer requirements exclusively from Magnetika. Electronika retains ownership of all designs, drawings, specifications and intellectual property rights associated with the ballast transformers. In exchange for the services provided to Electronika under the Agreement, Magnetika receives 40% of the net sales price of all ballast transformers sold by Electronika. The initial 10 year term of the Agreement expired on April 1, 2012; however, pursuant to the terms, the Agreement continues on a year-to-year basis until cancelled by either party. In the fiscal year ended April 30, 2014, Electronika incurred costs of $1,000 for goods purchased on trade terms of net 20 days pursuant to the Agreement. Of the amount purchased, $3,000 was due and payable as of April 30, 2014. In the fiscal year ended April 30, 2013, Electronika incurred costs of $2,000 for goods purchased. Of the amount purchased, $2,000 was due and payable as of April 30, 2013.

NOTE 14—CUSTOMER DEPOSITS

For certain customers, we collect payment at the time the order is placed. These deposits are classified as a liability and will be recognized as revenue at the time of shipment in accordance with our revenue recognition policy. As of April 30, 2014 we had approximately $91,000 in customer deposits related to this arrangement.

NOTE 15—SELF-INSURANCE CAPTIVE

We are a member of a limited liability company formed as an insurance association captive (the "captive") in order to provide partially self-insured health benefits to our employees that elect coverage under the plan. Our membership percentage in this captive is approximately 3% and represents an investment of $52,000. Therefore, our investment is accounted for utilizing the cost method of accounting. Our risk of loss is limited to our investment in the captive and we are not required to fund additional capital to the captive in the event of negative capital accounts. Our share of net income from the captive is based on our ratio of contribution to the captive. No income has been allocated in either fiscal year 2013 or 2014.

We maintain a reserve for incurred but not reported medical claims and claim development. Our reserve is an estimate based on historical experience and other assumptions, some of which are subjective. We adjust our self-insured medical benefits reserve as we experience changes due to medical inflation, changes in the number of plan participants and changes to specific cases. Our total reserve for these claims for the years ended April 30, 2014 and 2013 was $56,000 and $15,000 respectively.

NOTE 16—SUBSEQUENT EVENT

On May 22, 2014, Torotel borrowed additional funds on its guidance line for new equipment purchases. The principal amount is $100,000 with a maturity date of May 27, 2018 and an interest rate of 4.25%.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the information contained in our definitive proxy statement to be filed with the SEC no later than 120 days after the end of our most recent fiscal year in connection with our 2014 Annual Meeting of Shareholders.

Code of Business Conduct and Ethics

Torotel has adopted a Code of Business Conduct and Ethics (the "Code") for directors, executive officers, and significant employees. A copy of the Code is posted on Torotel's Internet website at www.torotelinc.com. If an amendment is made to, or a waiver granted of, a provision of the Code that applies to Torotel's principal executive officer or principal financial officer where such amendment or waiver is required to be disclosed under applicable SEC rules, Torotel intends to disclose such amendment or waiver and the reasons therefore on its Internet website at www.torotelinc.com within four business days following any such amendment or waiver and will keep the information available on the website for at least twelve months. Following the twelve-month posting period, the information will be retained for a minimum of five years.

ITEM 11.    Executive Compensation

The information required by this item is incorporated by reference to the information contained in our definitive proxy statement to be filed with the SEC no later than 120 days after the end of our most recent fiscal year in connection with our 2014 Annual Meeting of Shareholders.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information contained in our definitive proxy statement to be filed with the SEC no later than 120 days after the end of our most recent fiscal year in connection with our 2014 Annual Meeting of Shareholders.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information contained in our definitive proxy statement to be filed with the SEC no later than 120 days after the end of our most recent fiscal year in connection with our 2014 Annual Meeting of Shareholders.

ITEM 14.    Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the information contained in our definitive proxy statement to be filed with the SEC no later than 120 days after the end of our most recent fiscal year in connection with our 2014 Annual Meeting of Shareholders.

PART IV
ITEM 15.    Exhibits, Financial Statement Schedules

(a)

(b)   Exhibits (Electronic Filing Only)

Exhibit 3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of Form 8-K filed with the SEC on September 25, 2009, SEC File Number 001-08125)
Exhibit 3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 of Form 8-K filed with the SEC on July 7, 2006, SEC File Number 001-08125)
Exhibit 10.1#	Form of Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the SEC on July 7, 2006, SEC File Number 001-08125)
Exhibit 10.12	Promissory note for real estate term loan, executed February 21, 2014 (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the SEC on February 27, 2014, SEC File Number 001-08125)
Exhibit 10.2	Manufacturing Agreement with Magnetika, Inc. (incorporated by reference to Exhibit 8.4 to Exhibit 2 of Form 8-K filed with the SEC on April 15, 2002, SEC File Number 001-08125)
Exhibit 10.3#	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the SEC on June 19, 2013, SEC File Number 001-08125)
Exhibit 10.4#	Amended and Restated Directors Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.12 of Form 8-K filed with the SEC on December 11, 2013, SEC File Number 001-08125)
Exhibit 10.5#	Short-term Cash Incentive Plan (incorporated by reference to Exhibit 10.8 of Form 10-KSB filed with the SEC on July 30, 2007, SEC File Number 001-08125)
Exhibit 10.6#	Stock Award Plan (incorporated by reference to Exhibit 10.9 of Form 10-KSB filed with the SEC on July 30, 2007, SEC File Number 001-08125)
Exhibit 10.7#	Long-term Cash Incentive Plan (incorporated by reference to Exhibit 10.10 of Form 10-KSB filed with the SEC on July 30, 2007, SEC File Number 001-08125)
Exhibit 10.8
Standard Industrial/Commercial Multi-Tenant Lease - Net dated July 30, 2010 by and between 96-OP Prop, LLC, a Kansas limited liability company, and Torotel (Incorporated by reference to Exhibit 10.8 of Form 8-K filed with the SEC on August 4, 2010, SEC File Number 001-08125)

Exhibit 10.9
First Amendment to Lease dated December 20, 2013 by and between 96-OP Prop, L.L.C., a Kansas limited liability company, and Torotel (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the SEC on December 24, 2013, SEC File Number 001-08125)

Exhibit 10.10	Commerce Financing Agreements (incorporated by reference to Exhibit 10.11 of Form 10-Q filed with the SEC on December 15, 2010, SEC File Number 001-08125)
Exhibit 10.11	Promissory Note for Real Estate Term Loan, executed February 21, 2014 (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the SEC on February 27, 2014, SEC File Number 001-08125)
Exhibit 14
Code of Business Conduct and Ethics for Directors, Executive Officers, Significant Employees (incorporated by reference to Exhibit 14 of Form 10-KSB filed with the SEC on February 16, 2005, SEC File Number 001-08125)

Exhibit 21*	Subsidiaries of the Registrant
Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Act
Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Act
Exhibit 32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS**	XBRL Instance Document
Exhibit 101.SCH**	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith
**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

#	Designates Torotel’s management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Torotel, Inc.

By:	/s/ H. JAMES SERRONE
H. James Serrone Chief Financial Officer Principal Accounting Officer

	Date:	July 3, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ DALE H. SIZEMORE, JR.		By:	/s/ ANTHONY L. LEWIS
	Dale H. Sizemore, Jr. Chairman of the Board, President, Chief Executive Officer and Director			Anthony L. Lewis Director

	Date:	July 3, 2014		Date:	July 3, 2014

By:	/s/ RICHARD A. SIZEMORE		By:	/s/ STEPHEN K. SWINSON
	Richard A. Sizemore Director			Stephen K. Swinson Director

	Date:	July 3, 2014		Date:	July 3, 2014

By:	/s/ BARRY B. HENDRIX		By:	/s/ H. JAMES SERRONE
	Barry B. Hendrix Director			H. James Serrone Chief Financial Officer Principal Accounting Officer

	Date:	July 3, 2014		Date:	July 3, 2014