Form 10-Q
period 2014-07-31
TOROTEL INC
filed 2014-09-12
CIK 98752

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

or

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

As of September 12, 2014, there were 5,615,750 shares of Common Stock, $.01 par value, outstanding.

TOROTEL, INC AND SUBSIDIARIES

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	July 31, 2014	April 30, 2014
ASSETS
Current assets:
Cash	$1,344,000	$2,038,000
Trade receivables, net	1,266,000	1,502,000
Inventories	1,764,000	1,455,000
Prepaid expenses and other current assets	143,000	89,000
Deferred income taxes	190,000	177,000
	4,707,000	5,261,000

Property, plant and equipment, net	1,250,000	1,173,000
		.
Deferred income taxes	867,000	808,000
Other assets	80,000	70,000

Total Assets	$6,904,000	$7,312,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$146,000	$124,000
Trade accounts payable	611,000	469,000
Accrued liabilities	369,000	834,000
Customer deposits	53,000	91,000
	1,179,000	1,518,000

Long-term debt, less current maturities	569,000	527,000

Stockholders' equity:
Common stock; par value $0.01; 6,000,000 shares authorized; 5,615,750 and 5,615,750 shares issued and outstanding at July 31, 2014 and April 30, 2014 respectively.	60,000	60,000
Capital in excess of par value	12,311,000	12,307,000
Accumulated deficit	(7,206,000)	(7,091,000)
Treasury stock, at cost	(9,000)	(9,000)
	5,156,000	5,267,000

Total Liabilities and Stockholders' Equity	$6,904,000	$7,312,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	July 31, 2014	July 31, 2013
Net sales	$2,695,000	$3,485,000
Cost of goods sold	1,857,000	2,178,000
Gross profit	838,000	1,307,000
Operating expenses:
Engineering	177,000	147,000
Selling, general and administrative	841,000	872,000
	1,018,000	1,019,000
Earnings (loss) from operations	(180,000)	288,000
Other expense:
Interest expense, net	7,000	9,000

Earnings (loss) before provision for income taxes	(187,000)	279,000
Provision (benefit) for income taxes	(72,000)	107,000
Net (loss) earnings	$(115,000)	$172,000
Basic earnings (loss) per share	$(0.02)	$0.03

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	July 31, 2014	July 31, 2013
Cash flows from operating activities:
Net earnings (loss)	$(115,000)	$172,000
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Stock compensation cost amortized	4,000	4,000
Depreciation	82,000	94,000
Deferred income tax expense (benefit)	(72,000)	107,000
Change in value of stock appreciation rights	—	93,000
Termination and payout of stock appreciation rights	(250,000)	—
Increase (decrease) in cash flows from operations resulting from changes in:
Trade receivables	236,000	355,000
Inventories	(309,000)	(81,000)
Prepaid expenses and other assets	(64,000)	(1,000)
Trade accounts payable	142,000	252,000
Accrued liabilities	(215,000)	(212,000)
Customer deposits	(38,000)	(566,000)
Net cash provided by (used in) operating activities	(599,000)	217,000

Cash flows from investing activities:
Capital expenditures	(159,000)	(58,000)
Net cash used in investing activities	(159,000)	(58,000)

Cash flows from financing activities:
Principal payments on long-term debt	(34,000)	(28,000)
Proceeds from long-term debt	100,000	—
Payments on capital lease obligations	(2,000)	(7,000)
Net cash provided by (used in) financing activities	64,000	(35,000)

Net increase (decrease) in cash	(694,000)	124,000
Cash, beginning of period	$2,038,000	$1,593,000
Cash, end of period	1,344,000	1,717,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$7,000	$9,000
Income taxes	$19,000	$—
Non-cash investing and financing activities:
Capital expenditure	$—	$—
Proceeds from capital lease	$—	$—

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The consolidated condensed balance sheet as of April 30, 2014, which has been derived from the audited financial statements of Torotel, Inc. ("Torotel"), is accompanied by the unaudited interim consolidated condensed financial statements, which reflect the normal recurring adjustments that in the opinion of management are necessary to present fairly Torotel’s consolidated financial position at July 31, 2014, and the consolidated results of operations for the three months ended July 31, 2014, and 2013, respectively.

The unaudited interim consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although management believes the disclosures made are adequate to make the information not misleading. The financial statements contained herein should be read in conjunction with Torotel’s consolidated financial statements and related notes filed on Torotel's Form 10-K for the year ended April 30, 2014 as filed with the SEC on July 3, 2014.

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

NOTE 3—INVENTORIES

The following table summarizes the components of inventories:

	July 31, 2014	April 30, 2014
Raw materials	$1,092,000	$955,000
Work in process	390,000	261,000
Finished goods	282,000	239,000
	$1,764,000	$1,455,000

NOTE 4—FINANCING AGREEMENTS

Torotel Products has a financing agreement (the “financing agreement”) with Commerce Bank, N.A (the “Bank”).  The financing agreement provides for a revolving line of credit, a guidance line of credit, and a real estate term loan. Both Torotel and Electronika serve as additional guarantors to all notes described below. A summary of the notes within the financing agreement as of July 31, 2014 is provided below:

	Line of Credit	Mortgage note payable to Commerce Bank	First Equipment loan note payable to Commerce Bank	Second Equipment loan note payable to Commerce Bank
Proceeds received	$—	$542,000	$380,000	$100,000
Amount previously repaid	—	18,000	281,000	6,000
Total debt outstanding	$—	$524,000	$99,000	$94,000

Rate	4.00%	4.05%	4.63%	4.25%
Maturity date	September 27, 2014	January 27, 2019	September 26, 2015	May 27, 2018
Monthly payment	$—	$4,873	$7,123	$2,269

Additional Criteria	Borrowing base limited to 75% of eligible receivables	15 year amortization schedule	Advance rate equal to 80% of the price of the equipment purchased	Advance rate equal to 80% of the price of the equipment purchased

The revolving line of credit, to be used for working capital purposes, is renewable annually.  The associated interest rate is equal to the greater of the floating Commerce Bank Prime Rate (currently 3.25%) or a floor of 4% (as listed above).  Monthly repayments of interest only are required with the principal due at maturity.  The maximum borrowing of this line of credit is $500,000. This facility is cross collateralized and cross defaulted with all other facilities of Torotel Products and is secured by a first lien on all business assets of Torotel Products.

The mortgage note requires monthly payments consisting of both interest and principal.  This facility is cross collateralized and cross defaulted with all other facilities of Torotel Products and is secured by a first real estate mortgage on the property located at 620 North Lindenwood Drive in Olathe, Kansas. This loan was refinanced on February 21, 2014 with a principal amount of $542,000.

The equipment note is a guidance line of credit to be used for equipment purchases. Monthly repayments consisting of both interest and principal are required. This facility is cross collateralized and cross defaulted with all other facilities of Torotel Products and is secured by a purchase money security interest in the assets purchased as well as a first lien on all business assets of Torotel Products. The maximum borrowing of this line of credit is $500,000.

Torotel is also required to comply with specified financial covenants in its guaranty of the financing agreement. As of July 31, 2014, Torotel was in compliance with these covenants.

NOTE 5—INCOME TAXES

Our effective income tax rates were 38.5% for the three months ended July 31, 2014 and 38.4% for the three months ended July 31, 2013.

As of July 31, 2014, the federal tax returns for the fiscal years ended 2010 through 2014 are open to audit until the statute of limitations closes for the years in which our net operating losses are utilized. We would recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense. As of July 31, 2014, we recorded no accrued interest or penalties related to uncertain tax positions. We expect no significant change in the amount of unrecognized tax benefit, accrued interest or penalties within the next twelve months.

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

On June 17, 2013, we entered into Restricted Stock Agreements with three key employees pursuant to the SAP. The aggregate amount of the restricted stock awards was 400,000 shares of common stock, 0.01 par value per share. These shares were transferred from treasury shares. Based on the market price of $0.50 for our common stock as of June 17, 2013, the fair value of the restricted stock at the date of award was $200,000. The form of the Restricted Stock Agreement was filed as Exhibit 10.1to our Form 8-K filed with the SEC on June 19, 2013. The shares issued pursuant to the Restricted Stock Agreements on June 17, 2013 are restricted and may not be sold, assigned, pledged or otherwise disposed of until the restrictions lapse. The restrictions will lapse on the fifth anniversary of the date of grant if during the five (5) year restriction period, (1) Torotel's cumulative annual growth in earnings before interest and taxes ("EBIT") is at least 10% and (2) Torotel's average return on capital employed ("ROCE") is at least 25%. The restrictions will also lapse, if prior to the fifth anniversary of the date of grant, (1) the grantee's employment with Torotel is terminated by reason of disability, (2) the grantee dies, or (3) the Committee, in its sole discretion, terminates the restrictions. If the restrictions on such shares have not lapsed by the fifth anniversary of the date of grant, such shares will be forfeited to Torotel. Stock compensation cost net of an appropriate pre-vesting forfeiture rate is recorded per quarter for the remainder of the vesting period provided the financial performance metrics as outlined in the SAP are likely to be attained.

Total stock compensation cost for the three months ended July 31, 2014 and 2013 was $4,000 and $4,000, respectively.

Restricted stock activity for each three month period through July 31 is summarized as follows:

	2014		2013
	Restricted Shares Under Option	Weighted Average Grant Price	Restricted Shares Under Option	Weighted Average Grant Price
Outstanding at May 1	350,000	$0.50	—	$—
Granted	—	—	400,000	0.50
Vested	—	—	—	—
Forfeited	—	—	—	—
Outstanding at July 31	350,000	$0.50	400,000	$0.50

NOTE 7—STOCKHOLDERS' EQUITY

The changes in shares of common stock outstanding as of July 31 of each year are summarized as follows:

	2014	2013
Balance, May 1	5,615,750	5,265,750
Restricted stock activity	—	400,000
Balance, July 31	5,615,750	5,665,750

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

The basic earnings per common share were computed as follows:

	Three Months Ended
	2014	2013
Net earnings (loss)	$(115,000)	$172,000
Amounts allocated to participating securities (nonvested restricted shares)	—	(12,000)
Net income (loss) attributable to common shareholders	$(115,000)	$160,000
Basic weighted average common shares	5,265,750	5,265,750
Earnings per share attributable to common shareholders:
Basic earnings (loss) per share	$(0.02)	$0.03

ASC 260, Earnings per Share, provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be participating securities and must be included in the computation of earnings per share pursuant to the two-class method.  Diluted earnings per share is not presented as we do not have any shares considered incremental and dilutive.

NOTE 9—STOCK APPRECIATION RIGHTS

The Board approved the Directors Stock Appreciation Rights Plan (the "Plan") for non-employee directors in September 2004. The Plan was amended effective December 6, 2013, to permit directors to exercise fully vested stock appreciation rights ("SARS") after five years from the grant date. The Amended and Restated Directors Stock Appreciation Rights Plan (the "Amended Plan") was filed as Exhibit 10.12 to Torotel's current report on Form 8-K filed with the SEC on December 11, 2013.

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

On January 24, 2014, the Board terminated the Amended Plan by unanimous written consent of the members of the Board. The Amended Plan was terminated as part of Torotel’s plans to move toward different long-term performance-based awards, which are still under consideration. The Board consent authorizing the termination provides for vested SARS to be exercised within 75 days following the effective date of the termination as well as a one-time cash award equal to the cumulative and aggregate fair market value on the date of grant of any and all unvested SARS held by a grantee under the Plan. All payments related to the exercise of vested SARS and the one-time cash award for unvested SARS occurred on May 15, 2014 and amounted to $250,000.

SARs transactions for the three month period through July 31, 2013 is summarized as follows:

	2013
	SARs Under Option	Weighted Average Grant Price
Outstanding at beginning of period	320,000	$0.409
Granted	40,000	$0.410
Exercised	—	$—
Terminated	—	$—
Outstanding at end of period	360,000	$0.409
SARs exercisable at end of period	280,000	$0.415
Weighted average fair value of SARs granted during the period		$0.410

The following information applies to SARS vested and outstanding for the three month period through July 31, 2013:

2013
Number outstanding	360,000
Range of grant prices, upper limit	$0.695
Range of grant prices, lower limit	$0.208
Weighted average grant price	$0.409
Weighted average contractual life remaining (in years)	5.17
10-day average market price	$0.768
Weighted average stock volatility	140.65%
Weighted average expected life	4.52
Weighted average risk free rate	1.17%
Weighted average dividend yield	—%
Weighted average fair value price	$0.731
Aggregate fair value	$181,000
Aggregate intrinsic value	$99,000
Total compensation expense (credit) for three months ended July 31	$93,000
Unrecognized compensation expense related to non-vested SARs granted	$50,000
Expected period to recognize compensation expense related to non-vested SARs granted (in years)	2.13
Total liability for SARs on consolidated balance sheets	$189,000

NOTE 10—CUSTOMER DEPOSITS

For certain customers, we collect payment at the time the order is placed. These deposits are classified as a liability and will be recognized as revenue at the time of shipment in accordance with our revenue recognition policy. As of July 31, 2014 we had approximately $53,000 in customer deposits related to these arrangements.

NOTE 11 — CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable.  We grant unsecured credit to most of our customers.  We do not believe that we are exposed to any extraordinary credit risk as a result of this policy.  At various times, and at July 31, 2014, cash balances exceeded federally insured limits. However, we have incurred no losses in the cash accounts and we do not believe we are exposed to any significant credit risk with respect to our cash.

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

Torotel Products is engaged in the custom design and manufacture of a wide variety of precision magnetic components consisting of transformers, inductors, reactors, chokes, toroidal coils, high voltage transformers, dry-type transformers and electro-mechanical assemblies for use in military, commercial aerospace and industrial electronic applications. These products are used to modify and control electrical voltages and currents in electronic devices. Torotel Products sells these products to original equipment manufacturers, which use them in applications such as:

•	aircraft navigational equipment;

•	digital control devices;

•	airport runway lighting devices;

•	medical equipment;

•	avionics systems;

•	radar systems;

•	down-hole drilling;

•	conventional missile guidance systems; and

•	other commercial aerospace and defense applications

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

The industry mix of Torotel Products’ net sales for the first three months of fiscal year 2015 was 58% defense, 30% commercial aerospace, and 12% industrial compared to 63% defense, 26% commercial aerospace, 11% industrial for the same period in fiscal year 2014. Also, approximately 90% of Torotel Products’ sales during the first three months of fiscal year 2015 have been derived from domestic customers.

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

Business and Industry Considerations

Defense Markets

During the first three months of fiscal years 2015 and 2014, the amount of consolidated revenues derived from contracts with prime contractors of the U.S. Department of Defense (“DoD”) was approximately 58% and 63% respectively. As a result, our financial results in any period could be impacted substantially by spending cuts in the DoD budget and the funds appropriated for certain military programs.

     Notwithstanding the continued uncertainty associated with the DoD budget, we believe our overall defense business outlook remains favorable due to the present demand for the potted coil assembly for the Hellfire II missile system and other existing orders from major defense contractors. As of July 31, 2014, our consolidated order backlog for the defense market was nearly $4.4 million, which included $3.1 million for the potted coil assembly.

Commercial Aerospace and Industrial Markets

We provide magnetic components and electro-mechanical assemblies for a variety of applications in the commercial aerospace and industrial markets. The primary demand drivers for these markets include commercial aircraft orders, oil and gas drilling exploration activity, and general economic growth. While global economic growth remains positive, the above demand drivers could be impacted by short-term changes in the economy such as spikes in the price of oil, war, terrorism, or changes in regulation. Other threats to our anticipated positive near-term and long-term market outlook include delays on the development and production of new commercial aircraft and competition from international suppliers. As of July 31, 2014, our consolidated order backlog for the aerospace and industrial markets was $1.7 million.

Business Outlook

Our order activity during the first three months of fiscal year 2015 was down nearly 15% compared to the same period last year. This trend has started to reverse itself in the second quarter as we have already received $682,000 in new contract awards for electro-mechanical assemblies. In addition, we will be negotiating a new contract for the potted coil assembly that we anticipate to be awarded in the second half of fiscal year 2015. We also anticipate receiving more contract awards for electro-mechanical assemblies as well as for several new magnetic component opportunities in the commercial aerospace and defense markets, which should contribute to sales growth in the remaining quarters of fiscal year 2015.

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

Net Sales

	Three Months Ended
	July 31, 2014	July 31, 2013
Torotel Products:
Magnetic components	$1,371,000	$1,534,000
Potted coil assembly	1,206,000	1,312,000
Electro-mechanical assemblies	36,000	604,000
Large transformers	82,000	34,000
Total Torotel Products	$2,695,000	$3,484,000
Electronika	$—	$1,000
Total consolidated net sales	$2,695,000	$3,485,000

Consolidated net sales in the three months ended July 31, 2014 decreased 23% or $790,000. Torotel Products' net sales decreased 23% during the three month period primarily due to lower volume of magnetics and electro-mechanical assemblies. The lower volume in magnetics was expected as a number of new products are in the qualification process. Once the qualification process is completed, which should be during the latter half of the second fiscal quarter, magnetics sales should improve. The lower than anticipated volume of assembly shipments was related to a customer delay in providing revision change documentation which has held up an assembly shipment of $456,000. As a result, this shipment will now occur in the second fiscal quarter. The lower sales of the potted coil assembly resulted from the customer’s request for a lower monthly unit volume. The current level of shipments should remain consistent for most of fiscal year 2015. Electronika's net sales represented a small portion of consolidated net sales. Electronika's sales continue to fluctuate within a small range as overall demand for the ballast transformers is very limited.

Gross Profit

	Three Months Ended
	July 31, 2014	July 31, 2013
Torotel Products:
Gross profit	838,000	$1,306,000
Gross profit % of net sales	31%	38%
Electronika:
Gross profit	$—	$1,000
Gross profit % of net sales	—%	60%
Combined:
Gross profit	$838,000	$1,307,000
Gross profit % of net sales	31%	38%

Consolidated gross profit as a percentage of net sales decreased 17% or $469,000 in the three months ended July 31, 2014. The gross profit percentage of Torotel Products decreased in the three months ended because of lower sales without a corresponding decrease in fixed production costs. The gross profit percentage of Electronika represented a small portion of consolidated gross profit.

Operating Expenses

	Three Months Ended
	July 31, 2014	July 31, 2013
Engineering	$177,000	$147,000
Selling, general and administrative	841,000	872,000
Total	$1,018,000	$1,019,000

Engineering expenses increased nearly 20% or $30,000 in the three months ended July 31, 2014. Engineering expenses increased during the three months ended primarily due to a $24,000 increase in salaries and fringe benefits and a $10,000 increase in travel expenses which were related to the growth strategy as outlined above. These increases were offset primarily by a decrease in software expense of $4,000.

Selling, general and administrative expenses stayed level in the three months ended July 31, 2014. There were decreases during the three months ended that are primarily related to a decrease of $93,000 in stock appreciation rights and a decrease of $25,000 in wages. This decrease was offset by increases of $54,000 in recruiting, an increase of $18,000 in facilities costs, $9,000 in professional fees and a $6,000 increase in software expenses. The change in expenses were primarily related to the growth strategy as outlined above.

Earnings from Operations

	Three Months Ended
	July 31, 2014	July 31, 2013
Torotel Products	$(49,000)	$475,000
Electronika	—	1,000
Torotel	(131,000)	(188,000)
Total	$(180,000)	$288,000

For the reasons discussed above, consolidated earnings from operations decreased by 163% or $468,000 for the three months ended July 31, 2014.

Other Earnings Items

	Three Months Ended
	July 31, 2014	July 31, 2013
Earnings (loss) from operations	$(180,000)	$288,000
Interest expense	7,000	9,000
Earnings (loss) before income taxes	(187,000)	279,000
Provision (benefit) for income taxes	(72,000)	107,000
Net earnings (loss)	$(115,000)	$172,000

Our effective income tax rate was 38.5% for the three months ended July 31, 2014. The effective income tax rate was 38.4% for the same period in the prior year. For additional discussion related to Income Taxes, see Note 5 of Notes to Consolidated Financial Statements.

Return on Capital Employed

Return on capital employed ("ROCE") is the primary benchmark used by management to evaluate Torotel's performance. ROCE measures how effectively and efficiently net operating assets ("NOA") are used to generate earnings before interest and taxes. For these purposes, NOA, or capital employed, is defined as "accounts receivable + inventory + net fixed assets + miscellaneous operating assets - accounts payable - miscellaneous operating liabilities." The performance of Torotel's management and the majority of its decisions will be measured by whether Torotel's ROCE improves. For the fiscal years ended April 30, 2014 and 2013, Torotel's ROCE was 20.70% and 29.41%, respectively. The ROCE for the 12-month trailing period ended July 31, 2014 was 10.62%. This change in ROCE is attributable to lower sales as well as the continued addition of sales and engineering staff as disclosed above.

Financial Condition and Liquidity

Cash generated by operations is our primary source of liquidity. The following table highlights the funds available to us as of July 31, 2014 and 2013:

	2014	2013
Cash	$1,344,000	$1,717,000
Amount available under our line of credit	$500,000	$500,000
Amount available under our equipment loan	$20,000	$120,000

Operating Activities

	2014	2013
Net cash provided by (used in) operating activities	(599,000)	217,000

The decrease of $816,000 between fiscal year 2015 and fiscal year 2014 is primarily due to a decrease in earnings from operations, a decrease in customer deposits, a decrease in SARs due to termination and payout, an increase in inventory and an decrease in receivables. The increase in our inventory balance is related to the purchase of longer lead time items needed to execute on the new contracts as discussed above. The average days to collect accounts receivable is currently 38 days as of July 31, 2014, which is consistent with our industry.

Investing Activities

	2014	2013
Net cash used in investing activities	(159,000)	(58,000)

The change of $101,000 was due to higher capital expenditures in fiscal year 2015 as compared to fiscal year 2014. Capital expenditures during fiscal year 2015 and 2014 were primarily related to purchases of new production equipment and machinery. We expect capital expenditure spending to increase during fiscal year 2015 by $200,000 which is consistent with the anticipated needs of our business.

Financing Activities

	2014	2013
Net cash provided by (used in) financing activities	64,000	(35,000)

We have used cash generated by operating activities as the primary source for the repayment of our debt. The change of $99,000 between fiscal year 2015 and fiscal year 2014 is due to proceeds received of $100,000 from additional borrowing on our existing equipment loan to purchase additional machinery and equipment.

Capital Resources

We believe the projected cash flow from operations, combined with existing cash balances, will be sufficient to meet funding requirements for the foreseeable future.  Torotel has a $500,000 bank line of credit available, which we anticipate could be utilized to help fund any working capital requirements. As of July 31, 2014, the entire credit line was available and we have not utilized this credit line in fiscal year 2015.

We believe that inflation will have only a minimal effect on future operations since such effects should be offset by sales price increases, which are not expected to have a significant effect upon demand.

Critical Accounting Policies

We discuss our critical accounting policies and estimates in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended April 30, 2014 filed with the SEC on July 3, 2014. We have made no significant change in our critical accounting policies since April 30, 2014.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Torotel’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Torotel’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended as of the end of the period covered by this report.  Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that Torotel’s disclosure controls and procedures are effective as of the end of the period covered by this report.

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
Exhibit 10.1
Lease agreement dated July 10, 2014 by and between Bergey Road Industrial Associates, and Torotel, Inc., a Missouri corporation (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the SEC on July 14, 2014, SEC File Number 001-08125)

Exhibit 10.2	Amended and Restated Directors Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.12 of Form 8-K filed with the SEC on December 11, 2013, SEC File Number 001-08125)
Exhibit 31.1	Officer Certification
Exhibit 31.2	Officer Certification
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Torotel, Inc.
September 12, 2014	/s/ H. James Serrone
Date	H. James Serrone
Chief Financial Officer
Principal Financial Officer