Form 10-Q
period 2014-10-31
TOROTEL INC
filed 2014-12-12
CIK 98752

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

or

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

As of December 11, 2014, there were 5,615,750 shares of Common Stock, $.01 par value, outstanding.

TOROTEL, INC AND SUBSIDIARIES

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	October 31, 2014	April 30, 2014
ASSETS
Current assets:
Cash	$1,199,000	$2,038,000
Trade receivables, net	1,169,000	1,502,000
Inventories	2,025,000	1,455,000
Prepaid expenses and other current assets	166,000	89,000
Deferred income taxes	181,000	177,000
	4,740,000	5,261,000

Property, plant and equipment, net	1,296,000	1,173,000
		.
Deferred income taxes	827,000	808,000
Other assets	80,000	70,000

Total Assets	$6,943,000	$7,312,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$134,000	$124,000
Trade accounts payable	663,000	469,000
Accrued liabilities	306,000	834,000
Customer deposits	50,000	91,000
	1,153,000	1,518,000

Long-term debt, less current maturities	547,000	527,000

Stockholders' equity:
Common stock; par value $0.01; 6,000,000 shares authorized; 5,615,750 and 5,615,750 shares issued and outstanding at October 31, 2014 and April 30, 2014 respectively.	60,000	60,000
Capital in excess of par value	12,319,000	12,307,000
Accumulated deficit	(7,127,000)	(7,091,000)
Treasury stock, at cost	(9,000)	(9,000)
	5,243,000	5,267,000

Total Liabilities and Stockholders' Equity	$6,943,000	$7,312,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	October 31, 2014	October 31, 2013	October 31, 2014	October 31, 2013
Net sales	$3,101,000	$3,381,000	$5,796,000	$6,866,000
Cost of goods sold	2,009,000	2,087,000	3,866,000	4,265,000
Gross profit	1,092,000	1,294,000	1,930,000	2,601,000
Operating expenses:
Engineering	177,000	140,000	354,000	287,000
Selling, general and administrative	780,000	893,000	1,621,000	1,765,000
	957,000	1,033,000	1,975,000	2,052,000
Earnings (loss) from operations	135,000	261,000	(45,000)	549,000
Other expense:
Interest expense, net	7,000	9,000	14,000	18,000

Earnings (loss) before provision for income taxes	128,000	252,000	(59,000)	531,000
Provision (benefit) for income taxes	49,000	96,000	(23,000)	203,000
Net (loss) earnings	$79,000	$156,000	$(36,000)	$328,000
Basic earnings (loss) per share	$0.01	$0.03	$(0.01)	$0.06

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	October 31, 2014	October 31, 2013
Cash flows from operating activities:
Net earnings (loss)	$(36,000)	$328,000
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Stock compensation cost amortized	12,000	13,000
Depreciation	165,000	186,000
Deferred income tax expense (benefit)	(23,000)	203,000
Change in value of stock appreciation rights	—	217,000
Termination and payout of stock appreciation rights	(250,000)	—
Increase (decrease) in cash flows from operations resulting from changes in:
Trade receivables	333,000	15,000
Inventories	(570,000)	(401,000)
Prepaid expenses and other assets	(87,000)	—
Trade accounts payable	195,000	177,000
Accrued liabilities	(279,000)	85,000
Customer deposits	(41,000)	(554,000)
Net cash provided by (used in) operating activities	(581,000)	269,000

Cash flows from investing activities:
Capital expenditures	(288,000)	(97,000)
Net cash used in investing activities	(288,000)	(97,000)

Cash flows from financing activities:
Principal payments on long-term debt	(68,000)	(56,000)
Proceeds from long-term debt	100,000	—
Payments on capital lease obligations	(2,000)	(17,000)
Net cash provided by (used in) financing activities	30,000	(73,000)

Net increase (decrease) in cash	(839,000)	99,000
Cash, beginning of period	$2,038,000	$1,593,000
Cash, end of period	1,199,000	1,692,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$14,000	$18,000
Income taxes	$19,000	$—
Non-cash investing and financing activities:
Capital expenditure	$—	$—
Proceeds from capital lease	$—	$—

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The consolidated condensed balance sheet as of April 30, 2014, which has been derived from the audited financial statements of Torotel, Inc. ("Torotel"), is accompanied by the unaudited interim consolidated condensed financial statements, which reflect the normal recurring adjustments that in the opinion of management are necessary to present fairly Torotel’s consolidated financial position at October 31, 2014, and the consolidated results of operations for the three and six months ended October 31, 2014, and 2013, respectively.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard is effective for reporting periods beginning after December 15, 2016 and early adoption is not permitted. The standard will supersede existing revenue recognition guidance, including industry-specific guidance, and will provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The standard requires revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The provisions of this new guidance are effective as of the beginning of the Torotel’s first fiscal quarter of 2017. Torotel is currently evaluating the transition method to be used and the impact of adoption of this standard on its consolidated financial statements.

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

NOTE 3—INVENTORIES

The following table summarizes the components of inventories:

	October 31, 2014	April 30, 2014
Raw materials	$1,162,000	$955,000
Work in process	538,000	261,000
Finished goods	325,000	239,000
	$2,025,000	$1,455,000

NOTE 4—FINANCING AGREEMENTS

Torotel Products has a financing agreement (the “financing agreement”) with Commerce Bank, N.A (the “Bank”).  The financing agreement provides for a revolving line of credit, a guidance line of credit, and a real estate term loan. Both Torotel and Electronika serve as additional guarantors to all notes described below. A summary of the notes within the financing agreement as of October 31, 2014 is provided below:

	Line of Credit	Mortgage note payable to Commerce Bank	First Equipment loan note payable to Commerce Bank	Second Equipment loan note payable to Commerce Bank
Proceeds received	$—	$542,000	$380,000	$100,000
Amount previously repaid	—	24,000	304,000	12,000
Total debt outstanding	$—	$518,000	$76,000	$88,000

Rate	4.00%	4.05%	4.63%	4.25%
Maturity date	September 27, 2015	January 27, 2019	September 26, 2015	May 27, 2018
Monthly payment	$—	$4,873	$7,123	$2,269

Additional Criteria	Borrowing base limited to 75% of eligible receivables	15 year amortization schedule	Advance rate equal to 80% of the price of the equipment purchased	Advance rate equal to 80% of the price of the equipment purchased

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

Torotel is also required to comply with specified financial covenants in its guaranty of the financing agreement. As of October 31, 2014, Torotel was in compliance with these covenants.

NOTE 5—INCOME TAXES

Our effective income tax rates were 38.9% for the six months ended October 31, 2014 and 38.3% for the six months ended October 31, 2013.

As of October 31, 2014, the federal tax returns for the fiscal years ended 2010 through 2014 are open to audit until the statute of limitations closes for the years in which our net operating losses are utilized. We would recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense. As of October 31, 2014, we recorded no accrued interest or penalties related to uncertain tax positions. We expect no significant change in the amount of unrecognized tax benefit, accrued interest or penalties within the next twelve months.

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

Total stock compensation cost for the six months ended October 31, 2014 and 2013 was $12,000 and $13,000, respectively.

Restricted stock activity for each six month period through October 31 is summarized as follows:

	2014		2013
	Restricted Shares Under Option	Weighted Average Grant Price	Restricted Shares Under Option	Weighted Average Grant Price
Outstanding at May 1	350,000	$0.50	—	$—
Granted	—	—	400,000	0.50
Vested	—	—	—	—
Forfeited	—	—	—	—
Outstanding at October 31	350,000	$0.50	400,000	$0.50

NOTE 7—STOCKHOLDERS' EQUITY

The changes in shares of common stock outstanding as of October 31 of each year are summarized as follows:

	2014	2013
Balance, May 1	5,615,750	5,265,750
Restricted stock activity	—	400,000
Balance, October 31	5,615,750	5,665,750

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

The basic earnings per common share were computed as follows:

	Three Months Ended		Six Months Ended
	October 31, 2014	October 31, 2013	October 31, 2014	October 31, 2013
Net earnings (loss)	$79,000	$156,000	$(36,000)	$328,000
Amounts allocated to participating securities (nonvested restricted shares)	(5,000)	(11,000)	—	(23,000)
Net income (loss) attributable to common shareholders	$74,000	$145,000	$(36,000)	$305,000
Basic weighted average common shares	5,265,750	5,265,750	5,265,750	5,265,750
Earnings per share attributable to common shareholders:
Basic earnings (loss) per share	$0.01	$0.03	$(0.01)	$0.06

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

SARs transactions for the six month period through October 31, 2013 is summarized as follows:

	2013
	SARs Under Option	Weighted Average Grant Price
Outstanding at beginning of period	320,000	$0.409
Granted	40,000	$0.410
Exercised	—	$—
Terminated	—	$—
Outstanding at end of period	360,000	$0.409
SARs exercisable at end of period	280,000	$0.415
Weighted average fair value of SARs granted during the period		$0.410

The following information applies to SARS vested and outstanding for the six month period through October 31, 2013:

2013
Number outstanding	360,000
Range of grant prices, upper limit	$0.695
Range of grant prices, lower limit	$0.208
Weighted average grant price	$0.409
Weighted average contractual life remaining (in years)	4.91
10-day average market price	$1.200
Weighted average stock volatility	137.52%
Weighted average expected life	4.42
Weighted average risk free rate	1.10%
Weighted average dividend yield	—%
Weighted average fair value price	$1.143
Aggregate fair value	$290,000
Aggregate intrinsic value	$220,000
Total compensation expense (credit) for three months ended October 31	$124,000
Total compensation expense (credit) for six months ended October 31	$217,000
Unrecognized compensation expense related to non-vested SARs granted	$68,000
Expected period to recognize compensation expense related to non-vested SARs granted (in years)	1.94
Total liability for SARs on consolidated balance sheets	$313,000

NOTE 10—CUSTOMER DEPOSITS

For certain customers, we collect payment at the time the order is placed. These deposits are classified as a liability and will be recognized as revenue at the time of shipment in accordance with our revenue recognition policy. As of October 31, 2014 we had approximately $50,000 in customer deposits related to these arrangements.

NOTE 11 — CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable.  We grant unsecured credit to most of our customers.  We do not believe that we are exposed to any extraordinary credit risk as a result of this policy.  At various times, and at October 31, 2014, cash balances exceeded federally insured limits. However, we have incurred no losses in the cash accounts and we do not believe we are exposed to any significant credit risk with respect to our cash.

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

The industry mix of Torotel Products’ net sales for the first six months of fiscal year 2015 was 57% defense, 29% commercial aerospace, and 14% industrial compared to 62% defense, 22% commercial aerospace, 16% industrial for the same period in fiscal year 2014. Also, approximately 89% of Torotel Products’ sales during the first six months of fiscal year 2015 have been derived from domestic customers.

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

Business and Industry Considerations

Defense Markets

During the first six months of fiscal years 2015 and 2014, the amount of consolidated revenues derived from contracts with prime contractors of the U.S. Department of Defense (“DoD”) was approximately 57% and 62% respectively. As a result, our financial results in any period could be impacted substantially by spending cuts in the DoD budget and the funds appropriated for certain military programs.

     Notwithstanding the continued uncertainty associated with the DoD budget, we believe our overall defense business outlook remains favorable due to the present demand for the potted coil assembly for the Hellfire II missile system and other existing orders from major defense contractors. As of October 31, 2014, our consolidated order backlog for the defense market was nearly $3.5 million, which included $1.9 million for the potted coil assembly.

Commercial Aerospace and Industrial Markets

We provide magnetic components and electro-mechanical assemblies for a variety of applications in the commercial aerospace and industrial markets. The primary demand drivers for these markets include commercial aircraft orders, oil and gas drilling exploration activity, and general economic growth. While global economic growth remains positive, the above demand drivers could be impacted by short-term changes in the economy such as spikes in the price of oil, war, terrorism, or changes in regulation. Other threats to our anticipated positive near-term and long-term market outlook include delays on the development and production of new commercial aircraft and competition from international suppliers. As of October 31, 2014, our consolidated order backlog for the aerospace and industrial markets was $2.2 million.

Business Outlook

Our order activity during the first six months of fiscal year 2015 increased nearly 13% compared to the same period last year. This increase in order activity is primarily due to new contract awards for electro-mechanical assemblies and magnetic components. In addition, we will be negotiating a new contract for the potted coil assembly that we anticipate to be awarded in the second half of fiscal year 2015. We also anticipate receiving more contract awards for electro-mechanical assemblies as well as for several new magnetic component opportunities in the commercial aerospace and defense markets, which should contribute to sales growth in the remaining quarters of fiscal year 2015.

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

Net Sales

	Three Months Ended		Six Months Ended
	October 31, 2014	October 31, 2013	October 31, 2014	October 31, 2013
Torotel Products:
Magnetic components	$1,486,000	$1,489,000	2,830,000	3,023,000
Potted coil assembly	1,205,000	1,335,000	2,411,000	2,648,000
Electro-mechanical assemblies	348,000	488,000	384,000	1,092,000
Large transformers	59,000	68,000	$168,000	$101,000
Total Torotel Products	$3,098,000	$3,380,000	$5,793,000	$6,864,000
Electronika	$3,000	$1,000	$3,000	$2,000
Total consolidated net sales	$3,101,000	$3,381,000	$5,796,000	$6,866,000

Consolidated net sales in the three and six months ended October 31, 2014 decreased 8% or $280,000 and 16% or $1,070,000, respectively. Torotel Products' net sales decreased during these periods primarily due to lower volume of magnetics, potted coil assembly, and electro-mechanical assemblies. The lower volume in magnetics was expected as a number of new products are still in the qualification process. Once the qualification process is completed, which we anticipate during the second half of the fiscal year, magnetics sales should improve. The lower sales of the potted coil assembly resulted from the customer’s request for a lower monthly unit volume. The lower volume of assembly shipments was related to a continued customer delay in obtaining government agency approval for revision change documentation which has delayed shipments of $312,000. As a result, this shipment will now occur in the second half of the fiscal year. We anticipate that overall shipments will moderately improve during the remainder of fiscal year 2015. Electronika's net sales represented a small portion of consolidated net sales. Electronika's sales continue to fluctuate within a small range as overall demand for the ballast transformers is very limited.

Gross Profit

	Three Months Ended		Six Months Ended
	October 31, 2014	October 31, 2013	October 31, 2014	October 31, 2013
Torotel Products:
Gross profit	1,090,000	$1,293,000	$1,928,000	$2,599,000
Gross profit % of net sales	35%	38%	33%	38%
Electronika:
Gross profit	$2,000	$1,000	$2,000	$2,000
Gross profit % of net sales	60%	60%	60%	60%
Combined:
Gross profit	$1,092,000	$1,294,000	$1,930,000	$2,601,000
Gross profit % of net sales	35%	38%	33%	38%

Consolidated gross profit as a percentage of net sales decreased 8% or $202,000 in the three months ended October 31, 2014 and decreased 13% or $671,000 in the six months ended October 31, 2014. The gross profit percentage of Torotel Products decreased in the three and six months ended because of lower sales without a corresponding decrease in fixed production costs. The gross profit percentage of Electronika represented a small portion of consolidated gross profit.

Operating Expenses

	Three Months Ended		Six Months Ended
	October 31, 2014	October 31, 2013	October 31, 2014	October 31, 2013
Engineering	$177,000	$140,000	354,000	$287,000
Selling, general and administrative	780,000	893,000	1,621,000	1,765,000
Total	$957,000	$1,033,000	$1,975,000	$2,052,000

Engineering expenses increased nearly 26%, or $37,000, in the three months ended October 31, 2014. These increases were primarily due to an increase in engineering headcount. Engineering expense increased 23%, or $67,000, during the six months ended October 31, 2014 and were primarily due to a $67,000 increase in salaries and fringe benefits which were primarily due to an increase in engineering headcount.

Selling, general and administrative expenses decreased 13% and 8% or $113,000 and $144,000 in the three and six months ended October 31, 2014, respectively. The decrease in the three month period resulted from a $125,000 decrease in stock appreciation rights expense and a $63,000 decrease in payroll and fringe benefits costs associated with incentive compensation. These decreases were partially offset by a $25,000 increase in information technology expenses related to compliance with new security standards; a $24,000 increase in building maintenance; and a $24,000 increase in recruiting costs associated with the hiring of new personnel. The decrease in the six month period resulted from a $218,000 decrease in stock appreciation rights expense; a $86,000 decrease in payroll and fringe benefits costs associated with incentive compensation; a $14,000 decrease in equipment depreciation. These decreases were partially offset by a $68,000 increase in recruiting costs associated with the hiring of new personnel; a $47,000 increase in travel costs; a $32,000 increase in information technology expenses related to compliance with new security standards; and a $32,000 increase in accounting and tax fees.

Earnings from Operations

	Three Months Ended		Six Months Ended
	October 31, 2014	October 31, 2013	October 31, 2014	October 31, 2013
Torotel Products	$220,000	$478,000	$176,000	$953,000
Electronika	2,000	1,000	2,000	2,000
Torotel	(87,000)	(218,000)	(223,000)	(406,000)
Total	$135,000	$261,000	$(45,000)	$549,000

For the reasons discussed above, consolidated earnings from operations decreased by 48% or $126,000 and 108% or $594,000 for the three and six months ended October 31, 2014.

Other Earnings Items

	Three Months Ended		Six Months Ended
	October 31, 2014	October 31, 2013	October 31, 2014	October 31, 2013
Earnings (loss) from operations	$135,000	$261,000	$(45,000)	$549,000
Interest expense	7,000	9,000	14,000	18,000
Earnings (loss) before income taxes	128,000	252,000	(59,000)	531,000
Provision (benefit) for income taxes	49,000	96,000	(23,000)	203,000
Net earnings (loss)	$79,000	$156,000	$(36,000)	$328,000

Our effective income tax rate was 38.9% for the six months ended October 31, 2014. The effective income tax rate was 38.3% for the same period in the prior year. For additional discussion related to Income Taxes, see Note 5 of Notes to Consolidated Financial Statements.

Return on Capital Employed

Return on capital employed ("ROCE") is the primary benchmark used by management to evaluate Torotel's performance. ROCE measures how effectively and efficiently net operating assets ("NOA") are used to generate earnings before interest and taxes. For these purposes, NOA, or capital employed, is defined as "accounts receivable + inventory + net fixed assets + miscellaneous operating assets - accounts payable - miscellaneous operating liabilities." The performance of Torotel's management and the majority of its decisions will be measured by whether Torotel's ROCE improves. For the fiscal years ended April 30, 2014 and 2013, Torotel's ROCE was 20.70% and 29.41%, respectively. The ROCE for the 12-month trailing period ended October 31, 2014 was 4.42%. This change in ROCE is attributable to lower sales as well as the continued addition of sales and engineering staff as disclosed above.

Financial Condition and Liquidity

Cash generated by operations is our primary source of liquidity. The following table highlights the funds available to us as of October 31, 2014 and 2013:

	2014	2013
Cash	$1,199,000	$1,692,000
Amount available under our line of credit	$500,000	$500,000
Amount available under our equipment loan	$20,000	$120,000

Operating Activities

	2014	2013
Net cash provided by (used in) operating activities	(581,000)	269,000

The decrease of $850,000 between fiscal year 2015 and fiscal year 2014 is primarily due to a decrease in earnings from operations, a decrease in customer deposits, a decrease in SARs due to termination and payout, an increase in inventory and an decrease in receivables. The increase in our inventory balance is related to the purchase of longer lead time items needed to execute on the new contracts as discussed above. The average days to collect accounts receivable is currently 38 days as of October 31, 2014, which is consistent with our industry.

Investing Activities

	2014	2013
Net cash used in investing activities	(288,000)	(97,000)

The change of $191,000 was due to higher capital expenditures in fiscal year 2015 as compared to fiscal year 2014. Capital expenditures during fiscal year 2015 and 2014 were primarily related to purchases of new production equipment and machinery. We expect capital expenditure spending to increase during fiscal year 2015 by $200,000 which is consistent with the anticipated needs of our business.

Financing Activities

	2014	2013
Net cash provided by (used in) financing activities	30,000	(73,000)

We have used cash generated by operating activities as the primary source for the repayment of our debt. The change of $103,000 between fiscal year 2015 and fiscal year 2014 is due to proceeds received of $100,000 from additional borrowing on our existing equipment loan to purchase additional machinery and equipment.

Capital Resources

We believe the projected cash flow from operations, combined with existing cash balances, will be sufficient to meet funding requirements for the foreseeable future.  Torotel has a $500,000 bank line of credit available, which we anticipate could be utilized to help fund any working capital requirements. As of October 31, 2014, the entire credit line was available and we have not utilized this credit line in fiscal year 2015.

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

Torotel, Inc.
December 12, 2014	/s/ H. James Serrone
Date	H. James Serrone
Chief Financial Officer
Principal Financial Officer