Form 10-Q
period 2015-01-31
TOROTEL INC
filed 2015-03-16
CIK 98752

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

or

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

As of March 13, 2015, there were 5,615,750 shares of Common Stock, $.01 par value, outstanding.

TOROTEL, INC AND SUBSIDIARIES

PART I.                                                  FINANCIAL INFORMATION

Item 1.                                                         Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	January 31, 2015	April 30, 2014
ASSETS
Current assets:
Cash	$944,000	$2,038,000
Trade receivables, net	1,810,000	1,502,000
Inventories	1,881,000	1,455,000
Prepaid expenses and other current assets	106,000	89,000
Deferred income taxes	177,000	177,000
	4,918,000	5,261,000

Property, plant and equipment, net	1,293,000	1,173,000

Deferred income taxes	810,000	808,000
Other assets	86,000	70,000

Total Assets	$7,107,000	$7,312,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$119,000	$124,000
Trade accounts payable	638,000	469,000
Accrued liabilities	483,000	834,000
Customer deposits	62,000	91,000
	1,302,000	1,518,000

Long-term debt, less current maturities	526,000	527,000

Stockholders’ equity:
Common stock; par value $0.01; 6,000,000 shares authorized; 5,615,750 and 5,615,750 shares issued and outstanding at January 31, 2015 and April 30, 2014 respectively.	60,000	60,000
Capital in excess of par value	12,327,000	12,307,000
Accumulated deficit	(7,099,000)	(7,091,000)
Treasury stock, at cost	(9,000)	(9,000)
	5,279,000	5,267,000

Total Liabilities and Stockholders’ Equity	$7,107,000	$7,312,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	January 31, 2015	January 31, 2014	January 31, 2015	January 31, 2014
Net sales	$3,675,000	$2,938,000	$9,471,000	$9,804,000
Cost of goods sold	2,667,000	1,934,000	6,533,000	6,199,000
Gross profit	1,008,000	1,004,000	2,938,000	3,605,000
Operating expenses:
Engineering	203,000	147,000	557,000	434,000
Selling, general and administrative	745,000	798,000	2,366,000	2,563,000
	948,000	945,000	2,923,000	2,997,000
Earnings from operations	60,000	59,000	15,000	608,000
Other expense:
Interest expense, net	7,000	8,000	21,000	26,000

Earnings (loss) before provision for income taxes	53,000	51,000	(6,000)	582,000
Provision (benefit) for income taxes	25,000	20,000	2,000	223,000
Net earnings	$28,000	$31,000	$(8,000)	$359,000
Basic earnings per share	$—	$0.01	$—	$0.06

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	January 31, 2015	January 31, 2014
Cash flows from operating activities:
Net earnings (loss)	$(8,000)	$359,000
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Stock compensation cost amortized	20,000	20,000
Depreciation	249,000	271,000
Deferred income tax expense (benefit)	(2,000)	223,000
Termination and payout of stock appreciation rights	(250,000)	148,000
Increase (decrease) in cash flows from operations resulting from changes in:
Trade receivables	(308,000)	1,000
Inventories	(426,000)	(371,000)
Prepaid expenses and other assets	(33,000)	11,000
Trade accounts payable	169,000	44,000
Accrued liabilities	(101,000)	57,000
Customer deposits	(29,000)	(576,000)
Net cash provided by (used in) operating activities	(719,000)	187,000

Cash flows from investing activities:
Capital expenditures	(369,000)	(107,000)
Net cash used in investing activities	(369,000)	(107,000)

Cash flows from financing activities:
Principal payments on long-term debt	(104,000)	(84,000)
Proceeds from long-term debt	100,000	—
Payments on capital lease obligations	(2,000)	(26,000)
Net cash used in financing activities	(6,000)	(110,000)

Net decrease in cash	(1,094,000)	(30,000)
Cash, beginning of period	$2,038,000	$1,593,000
Cash, end of period	944,000	1,563,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$21,000	$26,000
Income taxes	$14,000	$7,000
Non-cash investing and financing activities:
Capital expenditure	$—	$—
Proceeds from capital lease	$—	$—

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The consolidated condensed balance sheet as of April 30, 2014, which has been derived from the audited financial statements of Torotel, Inc. (“Torotel”), is accompanied by the unaudited interim consolidated condensed financial statements, which reflect the normal recurring adjustments that in the opinion of management are necessary to present fairly Torotel’s consolidated financial position at January 31, 2015, and the consolidated results of operations for the three and nine months ended January 31, 2015, and 2014, respectively.

The unaudited interim consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although management believes the disclosures made are adequate to make the information not misleading. The financial statements contained herein should be read in conjunction with Torotel’s consolidated financial statements and related notes filed on Torotel’s Form 10-K for the year ended April 30, 2014 as filed with the SEC on July 3, 2014.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard is effective for reporting periods beginning after December 15, 2016 and early adoption is not permitted. The standard will supersede existing revenue recognition guidance, including industry-specific guidance, and will provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The standard requires revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The provisions of this new guidance are effective as of the beginning of Torotel’s first fiscal quarter of 2017. Torotel is currently evaluating the transition method to be used and the impact of adoption of this standard on its consolidated financial statements.

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

NOTE 3—INVENTORIES

The following table summarizes the components of inventories:

	January 31, 2015	April 30, 2014
Raw materials	$981,000	$955,000
Work in process	531,000	261,000
Finished goods	369,000	239,000
	$1,881,000	$1,455,000

NOTE 4—FINANCING AGREEMENTS

Torotel Products has a financing agreement (the “financing agreement”) with Commerce Bank, N.A (the “Bank”).  The financing agreement provides for a revolving line of credit, a guidance line of credit, and a real estate term loan. Both Torotel and Electronika serve as additional guarantors to all notes described below. A summary of the notes within the financing agreement as of January 31, 2015 is provided below:

	Line of Credit	Mortgage note payable to Commerce Bank	First Equipment loan note payable to Commerce Bank	Second Equipment loan note payable to Commerce Bank
Proceeds received	$—	$542,000	$380,000	$100,000
Amount previously repaid	—	37,000	323,000	17,000
Total debt outstanding	$—	$505,000	$57,000	$83,000

Rate	4.00%	4.05%	4.63%	4.25%
Maturity date	September 27, 2015	January 27, 2019	September 26, 2015	May 27, 2018
Monthly payment	$—	$4,873	$7,123	$2,269

Additional Criteria	Borrowing base limited to 75% of eligible receivables	15 year amortization schedule	Advance rate equal to 80% of the price of the equipment purchased	Advance rate equal to 80% of the price of the equipment purchased

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

Torotel is also required to comply with specified financial covenants in its guaranty of the financing agreement. As of January 31, 2015, Torotel was in compliance with these covenants.

NOTE 5—INCOME TAXES

As of January 31, 2015, the federal tax returns for the fiscal years ended 2010 through 2014 are open to audit until the statute of limitations closes for the years in which our net operating losses are utilized. We would recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.  As of January 31, 2015, we recorded no accrued interest or penalties related to uncertain tax positions. We expect no significant change in the amount of unrecognized tax benefit, accrued interest or penalties within the next twelve months.

NOTE 6—RESTRICTED STOCK AGREEMENTS

Restricted Stock Agreements are authorized by the Compensation and Nominating Committee (the “Committee”) and the Board of Directors of Torotel (the “Board”). The Committee and the Board have determined that the interests of Torotel and its stockholders will be promoted by hiring talented individuals and, to induce such individuals to accept employment with Torotel, the Committee and the Board believe a key component of such individuals’ compensation should be granting equity ownership opportunities based upon the acceptance of employment and the continuing employment of such individuals, subject to certain conditions and restrictions. The Restricted Stock Agreements afford the grantees all of the rights of a stockholder with respect to the award shares, including the right to vote such shares and to receive dividends and other distributions payable with respect to such shares since the date of award. Under the terms of each agreement, the non-vested shares are restricted as to disposition and subject to forfeiture under certain circumstances. The Restricted Stock Agreements further provide, subject to certain conditions, that if prior to all of the restricted shares having vested, we undergo a change in control, then all of the restricted shares shall be vested and no longer subject to restrictions under the Restricted Stock Agreements. The restricted shares are treated as non-vested stock; accordingly, the fair value of the restricted stock at the date of award is offset against capital in excess of par value in the accompanying consolidated balance sheets under stockholders’ equity.

On June 17, 2013, we entered into Restricted Stock Agreements with three key employees pursuant to the SAP (“Stock Appreciation Plan”). The aggregate amount of the restricted stock awards was 400,000 shares of common stock, 0.01 par value per share. These shares were transferred from treasury shares. Based on the market price of $0.50 for our common stock as of June 17, 2013, the fair value of the restricted stock at the date of award was $200,000. The shares issued pursuant to the Restricted Stock Agreements on June 17, 2013 are restricted and may not be sold, assigned, pledged or otherwise disposed of until the restrictions lapse. The restrictions will lapse on the fifth anniversary of the date of grant if during the five (5) year restriction period, (1) Torotel’s cumulative annual growth in earnings before interest and taxes (“EBIT”) is at least 10% and (2) Torotel’s average return on capital employed (“ROCE”) is at least 25%. The restrictions will also lapse, if prior to the fifth anniversary of the date of grant, (1) the grantee’s employment with Torotel is terminated by reason of disability, (2) the grantee dies, or (3) the Committee, in its sole discretion, terminates the restrictions. If the restrictions on such shares have not lapsed by the fifth anniversary of the date of grant, such shares will be forfeited to Torotel.  Stock compensation cost net of an appropriate pre-vesting forfeiture rate is recorded per quarter for the remainder of the vesting period provided the financial performance metrics as outlined in the SAP are likely to be attained.

Total stock compensation cost for the nine months ended January 31, 2015 and 2014 was $26,000 and $20,000, respectively.

Restricted stock activity for each nine month period through January 31 is summarized as follows:

	2015		2014
	Restricted Shares Under Option	Weighted Average Grant Price	Restricted Shares Under Option	Weighted Average Grant Price
Outstanding at May 1	350,000	$0.50	—	$—
Granted	—	—	400,000	0.50
Vested	—	—	—	—
Forfeited	—	—	50,000	0.50
Outstanding at January 31	350,000	$0.50	350,000	$0.50

NOTE 7—STOCKHOLDERS’ EQUITY

The changes in shares of common stock outstanding as of January 31 of each year are summarized as follows:

	2015	2014
Balance, May 1	5,615,750	5,265,750
Restricted stock activity	—	350,000
Balance, January 31	5,615,750	5,615,750

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

The basic earnings per common share were computed as follows:

	Three Months Ended		Nine Months Ended
	January 31, 2015	January 31, 2014	January 31, 2015	January 31, 2014
Net earnings	$28,000	$31,000	$(8,000)	$359,000
Amounts allocated to participating securities (nonvested restricted shares)	(2,000)	(2,000)	—	(22,000)
Net income attributable to common shareholders	$26,000	$29,000	$(8,000)	$337,000
Basic weighted average common shares	5,265,750	5,265,750	5,265,750	5,265,750
Earnings per share attributable to common shareholders:
Basic earnings per share	$—	$0.01	$—	$0.06

ASC 260, Earnings per Share, provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be participating securities and must be included in the computation of earnings per share pursuant to the two-class method.  Diluted earnings per share is not presented as we do not have any shares considered incremental and dilutive.

NOTE 9—STOCK APPRECIATION RIGHTS

The Board approved the Directors Stock Appreciation Rights Plan (the “Plan”) for non-employee directors in September 2004. The Plan was amended effective December 6, 2013, to permit directors to exercise fully vested stock appreciation rights (“SARS”) after five years from the grant date. The Amended and Restated Directors Stock Appreciation Rights Plan (the “Amended Plan”) replaced and superseded the Plan.

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

SARs transactions for the nine month period through January 31, 2014 are summarized as follows:

	2014
	SARs Under Option	Weighted Average Grant Price
Outstanding at beginning of period	320,000	$0.409
Granted	40,000	$0.410
Exercised	—	$—
Terminated	80,000	$0.387
Outstanding at end of period	280,000	$0.415
SARs exercisable at end of period	280,000	$0.415
Weighted average fair value of SARs granted during the period		$0.410

The following information applies to SARS vested and outstanding for the nine month period through January 31, 2014:

2014
Number outstanding	280,000
Range of grant prices, upper limit	$0.695
Range of grant prices, lower limit	$0.208
Weighted average grant price	$0.415
Weighted average contractual life remaining (in years)	0.290
10-day average market price	$1.194
Weighted average stock volatility	136.35%
Weighted average expected life	0.240
Weighted average risk free rate	—%
Weighted average dividend yield	—%
Weighted average fair value price	$0.710
Aggregate fair value	$213,000
Aggregate intrinsic value	$204,000
Total compensation expense (credit) for three months ended January 31	$(69,000)
Total compensation expense (credit) for nine months ended January 31	$148,000
Unrecognized compensation expense related to non-vested SARs granted	$—
Expected period to recognize compensation expense related to non-vested SARs granted (in years)	—
Total liability for SARs on consolidated balance sheets	$213,000

NOTE 10—CUSTOMER DEPOSITS

For certain customers, we collect payment at the time the order is placed.  These deposits are classified as a liability and will be recognized as revenue at the time of shipment in accordance with our revenue recognition policy.  As of January 31, 2015 we had approximately $62,000 in customer deposits related to these arrangements.

NOTE 11 — CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable.  We grant unsecured credit to most of our customers.  We do not believe that we are exposed to any extraordinary credit risk as a result of this policy.  At various times, and at January 31, 2015, cash balances exceeded federally insured limits. However, we have incurred no losses in the cash accounts and we do not believe we are exposed to any significant credit risk with respect to our cash.

Forward-Looking Information

This report, as well as our other reports filed with or furnished to the Securities and Exchange Commission (“SEC”), contains forward-looking statements made pursuant to the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast,” “may,” “will,” “should,” “continue,” “predict” and similar expressions are intended to identify forward-looking statements. This report contains forward-looking statements regarding, among other topics, our expected financial position, results of operations, cash flows, strategy, budgets and management’s plans and objectives. Accordingly, these forward-looking statements are based on assumptions about a number of important factors. While we believe that our assumptions about such factors are reasonable, such factors involve risks and uncertainties that could cause actual results to be different from what appear here. These risk factors include,without limitation:

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

Item 2.                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Torotel, Inc. (“Torotel”) conducts business primarily through its wholly owned subsidiary, Torotel Products, Inc. (“Torotel Products”), but it also operates another wholly owned subsidiary, Electronika, Inc. (“Electronika”).

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

•                  other commercial aerospace and defense applications.

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

The industry mix of Torotel Products’ net sales for the first nine months of fiscal year 2015 was 58% defense, 30% commercial aerospace, and 12% industrial compared to 63% defense, 28% commercial aerospace, 9% industrial for the same period in fiscal year 2014.  Also, approximately 91% of Torotel Products’ sales during the first nine months of fiscal year 2015 have been derived from domestic customers.

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

Business and Industry Considerations

Defense Markets

During the first nine months of fiscal years 2015 and 2014, the amount of consolidated revenues derived from contracts with prime contractors of the U.S. Department of Defense (“DoD”) was approximately 58% and 63% respectively.   As a result, our financial results in any period could be impacted substantially by spending cuts in the DoD budget and the funds appropriated for certain military programs.

Notwithstanding the continued uncertainty associated with the DoD budget, we believe our overall defense business outlook remains favorable due to the present demand for the potted coil assembly for the Hellfire II missile system and other existing orders from major defense contractors. As of January 31, 2015, our consolidated order backlog for the defense market was nearly $5.7 million, which included $4.2 million for the potted coil assembly.

Commercial Aerospace and Industrial Markets

We provide magnetic components and electro-mechanical assemblies for a variety of applications in the commercial aerospace and industrial markets. The primary demand drivers for these markets include commercial aircraft orders, oil and gas drilling exploration activity, and general economic growth. While global economic growth remains positive, the above demand drivers could be impacted by short-term changes in the economy such as spikes in the price of oil, war, terrorism, or changes in regulation. Other threats to our anticipated positive near-term and long-term market outlook include delays on the development and production of new commercial aircraft and competition from international suppliers. As of January 31, 2015, our consolidated order backlog for the aerospace and industrial markets was $3.1 million.

Business Outlook

Our order activity during the first nine months of fiscal year 2015 increased nearly 17% to $11.2 million compared to the same period last year.  This order rate included $3.5 million for the potted coil assembly used on the Hellfire II missile system, $2.3 million for electro-mechanical assemblies and $5.4 million for magnetic components.  We do anticipate an additional contract award for the potted coil assembly in calendar year 2015.  Our backlog of orders scheduled to ship during the fourth quarter of fiscal year 2015 should enable us to exceed last year’s net sales of $13.1 million.  We anticipate profits will continue to be impacted in fiscal year 2015 by higher fixed production costs related to establishing the manufacturing and quality support structure needed to produce at a higher sales volume than what will be generated in fiscal year 2015.

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

Net Sales

	Three Months Ended		Nine Months Ended
	January 31, 2015	January 31, 2014	January 31, 2015	January 31, 2014
Torotel Products:
Magnetic components	$1,683,000	$1,523,000	4,513,000	4,547,000
Potted coil assembly	1,205,000	1,268,000	3,616,000	3,915,000
Electro-mechanical assemblies	779,000	103,000	1,163,000	1,194,000
Large transformers	5,000	44,000	$173,000	$146,000
Total Torotel Products	$3,672,000	$2,938,000	$9,465,000	$9,802,000
Electronika	$3,000	$—	$6,000	$2,000
Total consolidated net sales	$3,675,000	$2,938,000	$9,471,000	$9,804,000

Consolidated net sales in the three and nine months ended January 31, 2015 increased 25%, or $737,000, and decreased 3%, or $333,000, respectively.  Torotel Products’ net sales decreased during the last nine months primarily because of lower volume of magnetics, potted coil assembly, and electro-mechanical assemblies.  The higher volume in magnetics in the three months ended January 31, 2015 was expected as a number of new products were in the qualification process until the third quarter of the fiscal year.  The lower sales of the potted coil assembly resulted from the customer’s request for a lower monthly unit volume. We anticipate that overall shipments will moderately improve during the remainder of fiscal year 2015.  Electronika’s net sales represented a small portion of consolidated net sales.  Electronika’s sales continue to fluctuate within a small range as overall demand for the ballast transformers is very limited.

Gross Profit

	Three Months Ended		Nine Months Ended
	January 31, 2015	January 31, 2014	January 31, 2015	January 31, 2014
Torotel Products:
Gross profit	1,006,000	$1,004,000	$2,933,000	$3,603,000
Gross profit % of net sales	27%	34%	31%	37%
Electronika:
Gross profit	$2,000	$—	$5,000	$2,000
Gross profit % of net sales	60%	—%	60%	60%
Combined:
Gross profit	$1,008,000	$1,004,000	$2,938,000	$3,605,000
Gross profit % of net sales	27%	34%	31%	37%

Consolidated gross profit decreased by $4,000 in the three months ended and decreased by 19%, or $667,000, in the nine months ended January 31, 2015. The gross profit of Torotel Products decreased in the three and nine months ended because of an increase in fixed production costs related to production and quality support.  The gross profit of Electronika represented a small portion of consolidated gross profit due to the limited demand for ballast transformers.

Operating Expenses

	Three Months Ended		Nine Months Ended
	January 31, 2015	January 31, 2014	January 31, 2015	January 31, 2014
Engineering	$203,000	$147,000	557,000	$434,000
Selling, general and administrative	745,000	798,000	2,366,000	2,563,000
Total	$948,000	$945,000	$2,923,000	$2,997,000

Engineering expenses increased nearly 38% and 28%, or $56,000 and $123,000, in the three and nine months ended January 31, 2015, respectively.  These increases were primarily due to an increase in engineering headcount related to an expansion of our engineering design capabilities.

Selling, general and administrative expenses decreased 7% and 8%, or $53,000 and $197,000 in the three and nine months ended January 31, 2015, respectively. The decrease in the three month period resulted from a $64,000 decrease in professional fees; a $61,000 decrease in payroll and fringe benefits costs associated with incentive compensation not accrued in the current fiscal year and a $25,000 decrease in training.  These decreases were partially offset by a $69,000 fair value adjustment related to stock appreciation rights in 2014 and not booked in 2015; a $20,000 increase in commissions due to a change in mix of assembly sales and a $18,000 increase in information technology expenses related to compliance with new security standards. The decrease in the nine month period resulted from a $148,000 decrease related to termination of stock appreciation rights; a $128,000 decrease in salaries and fringe benefits; a $70,000 decrease in training; $35,000 decrease in professional fees and a $26,000 decrease in professional fees.  These decreases were partially offset by a $150,000 increase in personnel related costs due to expanding the company’s capabilities; a $39,000 increase in travel expenses related to sales and company growth and a $28,000 increase in information technology costs related to new software.

Earnings from Operations

	Three Months Ended		Nine Months Ended
	January 31, 2015	January 31, 2014	January 31, 2015	January 31, 2014
Torotel Products	$105,000	$72,000	$281,000	$1,025,000
Electronika	3,000	—	5,000	2,000
Torotel	(48,000)	(13,000)	(271,000)	(419,000)
Total	$60,000	$59,000	$15,000	$608,000

For the reasons discussed above, consolidated earnings from operations decreased by 2%, or $1,000, and 98%, or $593,000, for the three and nine months ended January 31, 2015, respectively.

Other Earnings Items

	Three Months Ended		Nine Months Ended
	January 31, 2015	January 31, 2014	January 31, 2015	January 31, 2014
Earnings (loss) from operations	$60,000	$59,000	$15,000	$608,000
Interest expense	7,000	8,000	21,000	26,000
Earnings (loss) before income taxes	53,000	51,000	(6,000)	582,000
Provision (benefit) for income taxes	25,000	20,000	2,000	223,000
Net earnings (loss)	$28,000	$31,000	$(8,000)	$359,000

We anticipate that our effective income tax rate for fiscal year 2015 will be 39.6%.  The effective income tax rate was 38.3% for the nine months ended in the prior year. For additional discussion related to Income Taxes, see Note 5 of Notes to Consolidated Financial Statements.

Return on Capital Employed

Return on capital employed (“ROCE”) is the primary benchmark used by management to evaluate Torotel’s performance. ROCE measures how effectively and efficiently net operating assets (“NOA”) are used to generate earnings before interest and taxes. For these purposes, NOA, or capital employed, is defined as “accounts receivable + inventory + net fixed assets + miscellaneous operating assets - accounts payable - miscellaneous operating liabilities.” The performance of Torotel’s management and the majority of its decisions will be measured by whether Torotel’s ROCE improves. For the fiscal years ended April 30, 2014 and 2013, Torotel’s ROCE was 20.70% and 29.41%, respectively. The ROCE for the 12-month trailing period ended January 31, 2015 was 4.58%. This change in ROCE is attributable to lower sales as well as the continued addition of sales and engineering staff as disclosed above.

Financial Condition and Liquidity

Cash generated by operations is our primary source of liquidity. The following table highlights the funds available to us as of January 31, 2015 and 2014:

	2015	2014
Cash	$944,000	$1,563,000
Amount available under our line of credit	$500,000	$500,000
Amount available under our equipment loan	$360,000	$500,000

Operating Activities

	2015	2014
Net cash provided by (used in) operating activities	(719,000)	187,000

The decrease of $906,000 between the nine month periods of fiscal years 2015 and 2014 is primarily due to a decrease in earnings from operations, the termination and payout of SARs, an increase in receivables due to a higher level of shipments in the recent quarter, a decrease in accrued liabilities, and a lower level of customer deposits.

Investing Activities

	2015	2014
Net cash used in investing activities	(369,000)	(107,000)

The change of $262,000 in net cash in investing activities was due to higher capital expenditures in fiscal year 2015 as compared to fiscal year 2014. Capital expenditures during fiscal year 2015 and 2014 were primarily related to purchases of new production equipment and machinery. We do not expect significant capital expenditures for the remainder of the fiscal year.

Financing Activities

	2015	2014
Net cash provided by (used in) financing activities	(6,000)	(110,000)

We have used cash generated by operating activities as the primary source for the repayment of our debt. The change of $104,000 between fiscal year 2015 and fiscal year 2014 is due to proceeds received of $100,000 from additional borrowing on our existing equipment loan to purchase additional machinery and equipment.

Capital Resources

We believe the projected cash flow from operations, combined with existing cash balances, will be sufficient to meet funding requirements for the foreseeable future.  Torotel has a $500,000 bank line of credit available, which we anticipate could be utilized to help fund any working capital requirements. As of January 31, 2015, the entire credit line was available and we have not utilized this credit line in fiscal year 2015.

We believe that inflation will have only a minimal effect on future operations since such effects should be offset by sales price increases, which are not expected to have a significant effect upon demand.

Critical Accounting Policies

We discuss our critical accounting policies and estimates in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended April 30, 2014 filed with the SEC on July 3, 2014. We have made no significant change in our critical accounting policies since April 30, 2014.

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

Torotel, Inc.

March 16, 2015	/s/ H. James Serrone
Date	H. James Serrone
Chief Financial Officer
Principal Financial Officer