Form 10-K
period 2015-04-30
TOROTEL INC
filed 2015-07-02
CIK 98752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2015
◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Common Stock, $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No ◻

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ◻ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ◻    No ☒

The aggregate market value of the voting stock held by non-affiliates, computed based on the closing sale price of the over-the-counter market on October 31, 2014, was $3,738,682.50. As of June 29, 2015, there were 5,615,750 shares of Common Stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its 2015 Annual Meeting of Shareholders to be filed within 120 days after the end of the registrants fiscal year, are incorporated by reference into Part III of this Annual Report.

TOROTEL, INC. FORM 10-K

Fiscal Year Ended April 30, 2015

Forward-Looking Information

This report, as well as our other reports filed with or furnished to the Securities and Exchange Commission ("SEC"), contains forward-looking statements made pursuant to the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. The words "believe," "estimate," "anticipate," "project," "intend," "expect," "plan," "outlook," "forecast," "may," "will," "should," "continue," "predict" and similar expressions are intended to identify forward-looking statements. This report contains forward-looking statements regarding, among other topics, our expected financial position, results of operations, cash flows, strategy, budgets and management's plans and objectives. Accordingly, these forward-looking statements are based on assumptions about a number of important factors. While we believe that our assumptions about such factors are reasonable, such factors involve risks and uncertainties that could cause actual results to be different from what appear here. These risk factors include, without limitation:

•economic and legislative factors that could impact defense spending;

•our concentrated customer base;

•risks in fulfilling and maintaining military subcontracts;

•our ability to finance operations;

•spending cuts at the Department of Defense and the continued production of the Hellfire II missile system for which we supply parts;

•the ability to adequately pass through to customers unanticipated future increases in raw material and labor costs;

•decreased demand for products;

•delays in developing new products;

•markets for new products and the cost of developing new markets;

•expected orders that do not occur;

•our ability to adequately protect and safeguard our network infrastructure from cyber security vulnerabilities;

•loss of key customers;

•our ability to satisfy our debt covenant requirements;

•our ability to generate sufficient taxable income to realize the amount of our deferred tax assets; and

•the impact of competition and price erosion as well as supply and manufacturing constraints.

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

The following discussion includes the business operations of Torotel Products (which includes the business previously conducted by TMC) and Electronika.

TOROTEL PRODUCTS

Principal Products

Torotel Products specializes in the custom design and manufacture of a wide variety of precision magnetic components, and electro-mechanical assemblies for use in military, commercial aerospace and industrial electronic applications. These products are used to modify and control electrical voltages and currents in electronic devices. For example, if equipment containing one of these components receives an electrical voltage or current which is too high, the component would modify and control the electrical voltage or current to allow proper operation of the equipment. While Torotel Products primarily manufactures these products in accordance with pre-developed mechanical and electrical requirements, in some cases Torotel Products will be responsible for both the overall design and manufacturing. These products are sold to manufacturers who incorporate them into an end-product. The major applications include aircraft navigational equipment, digital control devices, medical equipment, avionics systems, down-hole drilling, conventional missile guidance systems, and other defense related applications. Torotel Products has a line of 400 Hz miniature power transformers listed on the Qualified Products List ("QPL") of the Department of Defense ("DoD"), which requires re-qualification with the DoD every five years.  Sales of the QPL products represented approximately 2% of the net sales of Torotel Products for the fiscal year ended April 30, 2015.

Marketing and Customers

Torotel Products' sales do not represent a significant portion of any particular market.  While approximately 45% of annual sales in the fiscal year ended April 30, 2015 (“fiscal year 2015”) came from select commercial markets, such as commercial aerospace, medical, and oil drilling, historically Torotel Products has primarily focused its activities toward the military market.  As a result, the business of Torotel Products is subject to various risks including, without limitation, dependence on government appropriations and program allocations, potential cutbacks in military spending, the requirement that some of our products be approved and qualified by the federal government before we can sell them, and the competition for available military business. Torotel Products pursues revenue opportunities in electro-mechanical assemblies which will continue to be a major focus going forward.  Torotel Products also pursues revenue opportunities in larger and higher voltage transformers, plus products sourced from low-cost manufacturers in overseas markets who are compliant with aerospace standards.

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

Torotel Products has a primary base of approximately 26 customers that together provide nearly 90% of its annual sales volume. This customer base includes many large prime defense and commercial aerospace companies. Torotel Products' primary strategy focuses on providing superior service to this core group of customers, including engineering support and new product design. The objective is to achieve growth with these customers or other targeted companies that possess the potential for inclusion into the core group. During the fiscal year ended April 30, 2015, sales to a single customer accounted for 41% of the net sales of Torotel Products. A loss or material reduction in orders from this customer could have a material adverse effect on sales.

Competition

The markets in which Torotel Products competes are highly competitive. A substantial number of companies utilizing similar resources sell components and assemblies of the type manufactured and sold by Torotel Products. In addition, Torotel Products sells to a number of customers who have the capability of manufacturing their own electronic components.

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

Essential materials used by Torotel Products in the manufacturing process include magnetic materials, copper wire, plastic housings and epoxies. We believe these materials are available from many sources. Major suppliers include Magnetics Inc., Electrical Insulation Suppliers, Inc., Mod & Fab and Magnetic Metals-Western Division. Special contact plates purchased from Fotofab, LLC and polycarbonate materials purchased from Florida Custom Mold and Spectrum Plastics are used in manufacturing the potted coil assembly for the Hellfire II missile system. Fotofab, Florida Custom Mold, and Spectrum Plastics are the only qualified approved sources for the materials they provide. As a result, Torotel Products maintains contingent business interruption insurance on these three suppliers' facilities, as well as the customers' production facility, to insure against loss of business income associated with a disruption in production by either supplier or at the customer as a result of a fire, tornado, explosion or other similar type loss.

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

Environmental Laws

In fiscal year 2015, Torotel Products incurred costs of approximately $2,000 to ensure compliance with federal, state and local regulations on the proper handling, storage, disposal, and discharge of hazardous materials into the environment, or otherwise relating to the protection of employees, the community, and the environment. Torotel Products anticipates similar costs to be incurred in the fiscal year ending April 30, 2016.

Employees

Torotel Products presently employs 147 full-time and 6 part-time employees. We believe an adequate supply of qualified personnel is available in our immediate vicinity. Torotel's employees are not affiliated with any union.

ELECTRONIKA

Principal Products

Electronika sells ballast transformers to the airline industry. These transformers activate and control the lights in airplane cockpits and passenger compartments. Electronika's ballast transformers are used as spare and replacement parts in DC-8, DC-9, DC-10, MD-80 and MD-88 aircraft.

Marketing and Customers

Sales of ballast transformers have been made to the airline industry primarily for use in DC-8 and DC-9 aircraft. As a result, the business of Electronika is subject to various risks including, without limitation, the age of the fleet that uses Electronika's products, the eventual retirement of that fleet, and its replacement with newer aircraft, and competition for the available spare parts business. Electronika's sales do not represent a significant portion of any particular market. The Federal Aviation Administration has approved Electronika as a source for ballasts on the DC-8, DC-9, DC-10, MD-80, and MD-88 aircraft, and Electronika generally is automatically solicited for any procurement needs for such applications. The ballast transformers are sold primarily in the United States, and most sales are awarded on a competitive bid basis. Although all existing orders are subject to schedule changes or cancellation, adequate financial compensation is usually provided in such instances to protect the contractor from suffering a loss on a contract. Electronika has a primary base of approximately five customers, none of which placed any significant orders in fiscal year 2015.

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

Manufacturing

Electronika's requirements for ballast transformers are outsourced pursuant to a Manufacturing Agreement (the "Manufacturing Agreement") with Magnetika, Inc. ("Magnetika"), a corporation owned by the Caloyeras family, which presently owns approximately 45% of the common shares of Torotel. Under the terms of the Manufacturing Agreement, Magnetika provides all necessary raw material, labor, testing, packaging and related services required to complete the manufacture, delivery and sale of the ballast transformers, and Electronika is obligated to order all of its ballast transformer requirements exclusively from Magnetika. Electronika retains ownership of all designs, drawings, specifications and intellectual property rights associated with the ballast transformers. In exchange for the services provided to Electronika under the Manufacturing Agreement, Magnetika receives 40% of the net sales price of all ballast transformers sold by Electronika. The initial 10-year term of the Manufacturing Agreement expired on April 1, 2012; however, pursuant to its terms, the Manufacturing Agreement continues on a year-to-year basis until cancelled by either party.  In the fiscal year ended April 30, 2015, Electronika incurred costs of $1,000 for goods purchased on trade terms of net 20 days pursuant to the Manufacturing Agreement. Of the amount purchased, $1,000 was due and payable as of April 30, 2015.

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

Torotel leases approximately 11,000 square feet for manufacturing electro-mechanical assemblies, and larger and higher voltage transformers.  This facility is located in close proximity to the primary facility of Torotel in Olathe, Kansas.  The lease for this property was amended effective March 1, 2014 and continues through February 29, 2016.  The monthly base rent was $7,600 for the first 12 months following March 1, 2014 and is $8,400 thereafter.  The aggregate base rent payments during the term of the lease is approximately $192,000.

On July 10, 2014, Torotel entered into a new 36 month real estate lease agreement (the “Bergey Road agreement”) with Bergey Road Industrial Associates to lease approximately 5,000 square feet for manufacturing electromechanical assemblies and other transformers.  The Bergey Road agreement commenced on August 1, 2014 and continues through July 31, 2017.  The monthly base rent is $2,908.  The cumulative base rent payments during the term of the lease is approximately $104,685.

Present utilization of these facilities is less than 50% of maximum capacity.

ITEM 3.    Legal Proceedings

None.

ITEM 4.    Mine Safety Disclosures

None.

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)Market Information

Trading in Torotel's common stock is conducted on the OTC Market Group’s OTC Pink under the symbol "TTLO."

Price Range of Common Stock

The following table sets forth the high and low sales prices of Torotel's common stock as obtained from the Yahoo Finance website at www.finance.yahoo.com. These prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	2015		2014
Fiscal Period	High	Low	High	Low
May to July	$1.00	$0.60	$0.94	$0.41
August to October	0.82	0.61	1.30	0.82
November to January	0.76	0.60	1.30	0.75
February to April	0.66	0.60	1.22	0.87

 (b)Approximate Number of Equity Security Holders

Number of
Record Holders as of
Title of Class	June 29, 2015
Common stock, $0.01 par value	448

 (c)Dividend History and Restrictions

Torotel has never paid a cash dividend on its common stock and has no present intention of paying cash dividends in the foreseeable future. Torotel's present borrowing agreements do not prohibit the payment of cash dividends.

(d)Dividend Policy

Future dividends, if any, will be determined by our Board of Directors in light of the circumstances then existing, including Torotel's earnings, financial requirements, general business conditions and credit agreement restrictions.

(e)Securities Authorized for Issuance under Equity Compensation Plans

Torotel has a long-term incentive plan which includes a Stock Award Plan (see Note 6 of Notes to Consolidated Financial Statements). The table below includes the number of shares authorized for the Stock Award Plan.

Equity Compensation Plan Information

Number of
	Number of		Securities
	Securities to be		Remaining
	Issued upon	Weighted Average	Available for
	Exercise of	Exercise Price of	Future Issuance
	Outstanding	Outstanding	under Equity
	Options,	Options,	Compensation
	Warrants, and	Warrants, and	Plans (excluding
	Rights	Rights	securities reflected in Column A)
Plan Category	A	B	C
Equity Compensation Plans approved by shareholders	—	—	—
Equity Compensation Plans not approved by shareholders	—	—	384,250
Total	—	—	384,250

Torotel terminated a Directors Stock Appreciation Rights Plan for non-employee directors as of January 24, 2014 (see Note 12 of Notes to Consolidated Financial Statements).

There were no unregistered sales of securities by Torotel, or any share repurchases by Torotel, during the fourth quarter of the fiscal year ended April 30, 2015.

ITEM 6.    Selected Financial Data

Information not required.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Torotel conducts business primarily through its wholly owned subsidiary, Torotel Products, but it also operates another wholly owned subsidiary Electronika. Another subsidiary, TMC, provided manufacturing services to Torotel Products. TMC ceased activities on December 31, 2012.

Overview

Introduction

Torotel Products specializes in the custom design and manufacture of a wide variety of precision magnetic components and electro-mechanical assemblies for use in military, commercial aerospace and industrial electronic applications. These products are used to modify and control electrical voltages and currents in electronic devices. Torotel Products sells these magnetic components and electro-mechanical assemblies to original equipment manufacturers, which use them in products such as:

•aircraft navigational equipment;

•digital control devices;

•medical equipment;

•avionics systems;

•radar equipment;

•down-hole drilling;

•conventional missile guidance systems; and

•other aerospace and defense applications.

The primary factors that drive our gross profit and net earnings are sales volume and product mix. The gross profits on mature products/programs and complex transformer devices tend to be higher than those that are still in the prototyping or early production stages and simpler inductor devices. As a result, in any given accounting period the mix of product shipments between higher and lower margin products has a significant impact on our gross profit and net earnings. Our operating plan continues to focus on expanding the product base beyond electronic components.

The industry mix of Torotel Products' net sales in fiscal year 2015 was 55% defense, 34% commercial aerospace and 11% industrial compared to 65% defense, 26% commercial aerospace and 9% industrial in the fiscal year ended April 30, 2014 (“fiscal year 2014”). We believe the mix in the fiscal year ended April 30, 2016 (“fiscal year 2016”) will remain weighted primarily towards defense.

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

Business and Industry Considerations

Defense Markets

During fiscal years 2015 and 2014, the amount of consolidated revenues derived from contracts with prime contractors of the U.S. Department of Defense (“DoD”) was approximately 55% and 65%, respectively.   As a result, our financial results in any period could be impacted substantially by spending cuts in the DoD budget and the funds appropriated for certain military programs.

Despite ongoing budgetary pressures associated with the DoD budget, we believe our overall defense business outlook remains favorable due to the present demand for the potted coil assembly for the Hellfire II missile system and other existing orders from major defense contractors. As of April 30, 2015, our consolidated order backlog for the defense market was nearly $4.3 million, which included approximately $3.0 million for the potted coil assembly.

Commercial Aerospace and Industrial Markets

We provide magnetic components and electro-mechanical assemblies for a variety of applications in the aerospace and industrial markets. The primary demand drivers for these markets include commercial aircraft orders, oil and gas drilling exploration activity, and general economic growth.  While global economic growth remains positive, the above demand drivers could be impacted by short-term changes in the economy such as spikes or stability in the price of oil, war, terrorism, or changes in regulation. Other threats to our anticipated positive near-term and long-term market outlook include delays on the development and production of new commercial aircraft and competition from international suppliers.  As of April 30, 2015, our consolidated order backlog for the aerospace and industrial markets was $4.4 million.

Business Outlook

Our order activity for fiscal year 2015, exclusive of the potted coil assembly, decreased 26% to $5.7 million.  This amount consisted of $3.0 million for electro-mechanical assemblies and $2.7 million in magnetic components.  As for the potted coil assembly, $3.0 million remains to be produced on the $3.5 million contract award received at the end of fiscal year 2015.  As a result, our consolidated order backlog for all products heading into the new fiscal year is approximately $8.6 million. We also anticipate contract awards for new electro-mechanical assemblies and several new magnetic component opportunities in the commercial aerospace and defense markets, which we project will contribute to our continued sales growth in fiscal year 2016.

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

Net Sales

Years ended April 30,	2015	2014
Torotel Products:
Magnetic components	$6,247,000	$6,302,000
Potted coil assembly	4,827,000	5,326,000
Electro-mechanical assemblies	2,310,000	1,296,000
Large Transformers	173,000	174,000
Total Torotel Products	$13,557,000	$13,098,000
Electronika	5,000	2,000
Total consolidated net sales	$13,562,000	$13,100,000

Consolidated net sales in fiscal year 2015 increased nearly 3.5%, or $462,000, as compared to fiscal year 2014.  For that period, Torotel Products' net sales increased $459,000, or 3.4%, primarily due to higher demand for electro-mechanical assemblies.  Electronika's net sales represented a small portion of consolidated net sales and sales continue to fluctuate within a small range as overall demand for the ballast transformers is very limited.

Consolidated net sales in fiscal year 2014 increased nearly 9%, or $1,119,000, as compared to fiscal year 2013. For that period, Torotel Products' net sales increased $1,122,000, or 9%, primarily due to higher demand for magnetic components, and a higher number of potted coil assembly units shipped. Electronika's net sales represented a small portion of consolidated net sales.

Gross Profit

Years ended April 30,	2015	2014
Torotel Products:
Gross profit	$4,272,000	$4,591,000
Gross profit % of net sales	31%	35%
Electronika:
Gross profit	$3,000	$1,000
Gross profit % of net sales	60%	60%
Combined:
Gross profit	$4,275,000	$4,592,000
Gross profit % of net sales	32%	35%

Gross profit as a percentage of net sales in fiscal year 2015 decreased 3% as compared to fiscal year 2014.  The gross profit percentage of Torotel Products for this period decreased due to an increase in fixed production costs and lower direct margins associated with the product mix. The gross profit percentage of Electronika represented a small portion of consolidated gross profit.

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

Operating Expenses

Years ended April 30,	2015	2014
Engineering	$745,000	$602,000
Selling, general and administrative	3,217,000	3,187,000
Total	$3,962,000	$3,789,000

Engineering expense increased 23%, or $143,000, in fiscal year 2015 as compared to fiscal year 2014. This increase primarily resulted from an increase in compensation costs due to the hiring of additional engineers to provide expanded technical capabilities.

Engineering expense increased 13%, or $67,000, in fiscal year 2014 as compared to fiscal year 2013. This increase also resulted from an increase in compensation costs due to the hiring of additional engineers.

Selling, general and administrative expenses increased 1%, or $30,000, in fiscal year 2015 as compared to fiscal year 2014. This is primarily due to an increase of $86,000 in information technology expense, an increase of $78,000 related to recruiting costs, and an increase of $48,000 in commissions.  This increase was partially offset by a decrease of $154,000 related to the termination of the stock appreciation rights plan in fiscal year 2014 and a $28,000 decrease in professional fees.

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

Earnings from Operations

Years ended April 30,	2015	2014
Torotel Products	$639,000	$1,286,000
Electronika	3,000	—
Torotel	(329,000)	(483,000)
Total	$313,000	$803,000

For the reasons discussed in the Net Sales, Gross Profit, and Operating Expenses found above, consolidated earnings from operations decreased by 61%, or $490,000, in fiscal year 2015 as compared to fiscal year 2014, and decreased by 23%, or $245,000, in fiscal year 2014 as compared to fiscal year 2013.

Other Earnings Items

Years ended April 30,	2015	2014
Earnings from operations	$313,000	$803,000
Interest expense	(28,000)	(34,000)
Earnings before income taxes	285,000	769,000
Provision (benefit) for income taxes	165,000	(103,000)
Net earnings (loss)	$120,000	$872,000

Interest expense decreased by 17%, or $6,000, in fiscal year 2015 as compared to fiscal year 2014 primarily due to lower levels of capital leases and debt.  Income tax provision (benefit) decreased by $268,000 in fiscal year 2015 as compared to fiscal year 2014.

Interest expense decreased by 19%, or $8,000, in fiscal year 2014 as compared to fiscal year 2013 primarily due to lower levels of capital leases and debt. Income tax benefit decreased by $115,000 in fiscal year 2014 as compared to fiscal year 2013.

We have adjusted the deferred tax asset valuation allowance in fiscal year 2014 because we anticipate the realization of a portion of our deferred income tax assets that are expected to reverse within the next few fiscal years, which has reduced the provision for income taxes. The remaining valuation allowance is specifically related to impairment on an investment that would result in a capital loss for tax purposes that we do not anticipate realizing due to the absence of offsetting capital gain income.

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

Return on Capital Employed

Return on Capital Employed ("ROCE") is the primary benchmark used by management to evaluate Torotel's performance. ROCE measures how effectively and efficiently net operating assets (NOA) are used to generate earnings before interest and taxes (EBIT). For these purposes, NOA, or Capital Employed, is defined as "accounts receivable + inventory + net fixed assets + miscellaneous operating assets - accounts payable - miscellaneous operating liabilities". The performance of Torotel's management and the majority of its decisions will be measured by whether Torotel's ROCE improves. For the fiscal years ended April 30, 2015 and 2014, Torotel's ROCE was 7.66% and 20.70%, respectively. The decrease in ROCE for fiscal year 2015 is largely attributed to an increase in inventory, an increase in the deferred tax asset, and lower earnings from operations in fiscal year 2015.

Financial Condition and Liquidity

Cash generated by operations is our primary source of liquidity.  The following table highlights the funds available to us as of April 30, 2015 and 2014:

	2015	2014
Cash	$1,892,000	$2,038,000
Amount available under our line of credit	$500,000	$500,000
Amount available under our equipment loan	$316,000	$236,000

Operating Activities

	2015	2014
Net cash provided by operating activities	$278,000	$724,000

The decrease of $446,000 between fiscal year 2015 and fiscal year 2014 is primarily due to a decrease in earnings from operations, a decrease in customer deposits, a decrease in trade receivables, and an increase in inventory.  The average days to collect accounts receivable is currently 42 days as of April 30, 2015, which is consistent with our industry.

Investing Activities

	2015	2014
Net cash provided by investing activities	$(453,000)	$(135,000)

The change of $318,000 was due to higher capital expenditures in fiscal year 2015 as compared to fiscal year 2014.  Capital expenditures during fiscal year 2015 were primarily related to purchases of new production equipment and machinery for our new Hatfield, PA location.  We expect capital expenditure spending will increase during fiscal year 2016 which is consistent with our growth strategy.

Financing Activities

	2015	2014
Net cash provided by financing activities	$29,000	$(144,000)

We have used cash generated by operating activities as the primary source for the repayment of our debt.  The change of $173,000 between fiscal year 2015 and fiscal year 2014 is due to an increase in debt obligations for machinery and equipment purchased in May 2015.

Liquidity and Capital Resources

We believe that the projected cash flow from operations, combined with existing cash balances, will be sufficient to meet our funding requirements for the foreseeable future. We have a $500,000 bank line of credit available which could be utilized to help fund any working capital requirements, subject to the adequacy of our borrowing base and other conditions. During fiscal year 2015 we did not utilize this line of credit. We believe that inflation will have only a minimal effect on future operations since such effects should be offset by sales price increases, which are not expected to have a significant effect upon demand.  In addition, we do not believe that inflation had a significant effect on our operations during the past two fiscal years.

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

Revenue Recognition

Revenue is recognized when a fixed price contract or purchase order exists; delivery has occurred; and collection is reasonably assured. Selling terms are FOB Shipping Point so we consider products delivered once they have been shipped and title and risk of loss have been transferred. Our consolidated net sales arising from contracts having deliveries scheduled over a period of more than one year for fiscal years 2015 and 2014 were approximately 35% and 40%, respectively, primarily because of the contract for the potted coil assembly.

Allowance for Doubtful Accounts

Gross trade accounts receivable are offset with an allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review the allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectability. Account balances are charged against the allowance when placed for collection. Recoveries of receivables previously written off are recorded when received. The majority of the customer accounts are considered past due after the invoice becomes older than the customer's normal credit terms. Interest is not charged on past due accounts. The allowance for doubtful accounts was $12,000 at the end of each of fiscal years 2015 and 2014.

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

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Act"), as of April 30, 2015 and have concluded that these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework contained in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of April 30, 2015.

ITEM 9B.    Other Information

None.

Report Of Independent Registered Public Accounting Firm

To the Board of Directors

Torotel, Inc.

We have audited the accompanying consolidated balance sheet of Torotel, Inc. and subsidiaries (collectively, the Company) as of April 30, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Torotel, Inc. and subsidiaries as of April 30, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ RubinBrown LLP

Overland Park, Kansas

July 2, 2015

CONSOLIDATED BALANCE SHEETS

	As of April 30,
	2015	2014
ASSETS
Current assets:
Cash	$1,892,000	$2,038,000
Trade receivables, net	1,585,000	1,502,000
Inventories	1,676,000	1,455,000
Prepaid expenses and other current assets	114,000	89,000
Deferred income taxes	171,000	177,000
	5,438,000	5,261,000
Property, plant and equipment:
Land	265,000	265,000
Buildings and improvements	1,012,000	985,000
Equipment	2,858,000	2,432,000
	4,135,000	3,682,000
Less accumulated depreciation	2,848,000	2,509,000
	1,287,000	1,173,000

Deferred income taxes	665,000	808,000
Other assets	85,000	70,000

Total Assets	$7,475,000	$7,312,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$122,000	$124,000
Trade accounts payable	726,000	469,000
Accrued liabilities	579,000	834,000
Customer deposits	67,000	91,000
	1,494,000	1,518,000
Long-term debt, less current maturities	559,000	527,000
Commitments and contingencies
Stockholders' equity:
Common stock; par value $0.01; 6,000,000 shares authorized; 5,615,750 shares issued and outstanding	60,000	60,000
Capital in excess of par value	12,342,000	12,307,000
Accumulated deficit	(6,971,000)	(7,091,000)
Treasury stock, at cost	(9,000)	(9,000)
	$5,422,000	$5,267,000

Total Liabilities and Stockholders' Equity	$7,475,000	$7,312,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended April 30,

	2015	2014
Net sales	$13,562,000	$13,100,000
Cost of goods sold	9,287,000	8,508,000
Gross profit	4,275,000	4,592,000
Operating expenses:
Engineering	745,000	602,000
Selling, general and administrative	3,217,000	3,187,000
	3,962,000	3,789,000
Earnings from operations	313,000	803,000
Other expense (income):
Interest expense, net	28,000	34,000
Earnings (loss) before provision for income taxes	285,000	769,000
Provision (benefit) for income taxes	165,000	(103,000)
Net earnings	$120,000	$872,000
Basic earnings per share	$0.02	$0.15

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

					Treasury	Total
		Common	Excess of	Accumulated	Stock,	Stockholders'
	Shares	Stock	Par Value	Deficit	at cost	Equity
Balance, April 30, 2013	$5,983,545	$60,000	$12,283,000	$(7,963,000)	$(19,000)	$4,361,000
Restricted stock cancelled	—	—	24,000	—	10,000	34,000
Net earnings	—	—	—	872,000	—	872,000
Balance, April 30, 2014	5,983,545	60,000	12,307,000	(7,091,000)	(9,000)	5,267,000
Stock compensation earned	—	—	35,000	—	—	35,000
Net earnings	—	—	—	120,000	—	120,000
Balance, April 30, 2015	$5,983,545	$60,000	$12,342,000	$(6,971,000)	$(9,000)	$5,422,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASHFLOWS

Years ended April 30,

	2015	2014
Cash flows from operating activities:
Net earnings	$120,000	$872,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock compensation cost amortized	35,000	34,000
Depreciation	339,000	359,000
Deferred income taxes	149,000	(145,000)
Change in value of stock appreciation rights	(250,000)	154,000
Increase (decrease) in cash flows from operations resulting from changes in:
Trade receivables	(83,000)	(157,000)
Inventories	(221,000)	(64,000)
Prepaid expenses and other assets	(40,000)	15,000
Trade accounts payable	257,000	64,000
Accrued liabilities	(4,000)	87,000
Customer deposits	(24,000)	(517,000)
Income taxes payable	—	22,000
Net cash provided by operating activities	278,000	724,000
Cash flows from investing activities:
Capital expenditures	(453,000)	(135,000)
Net cash provided by (used in) investing activities	(453,000)	(135,000)
Cash flows from financing activities:
Principal payments on long-term debt	(141,000)	(655,000)
Proceeds from long-term debt	172,000	542,000
Payments on capital lease obligations	(2,000)	(31,000)
Net cash provided by (used in) financing activities	29,000	(144,000)
Net increase (decrease) in cash	(146,000)	445,000
Cash, beginning of year	2,038,000	1,593,000
Cash, end of year	$1,892,000	$2,038,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$28,000	$34,000
Income taxes	$26,000	$10,000

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

Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. We grant unsecured credit to most of our customers. We do not believe that we are exposed to any extraordinary credit risk as a result of this policy. At various times, and at April 30, 2015, cash balances exceeded federally insured limits. We have not experienced any losses in the cash accounts and we do not believe we are exposed to any significant credit risk with respect to our cash.

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

The carrying amounts of certain financial instruments, including cash, trade receivables and trade accounts payable approximate fair value due to their short maturities. As of April 30, 2015, the amount of our long-term debt approximates fair value based on the present value of estimated future cash flows using a discount rate commensurate with a borrowing rate available to us. The inputs used to estimate the fair value of long-term debt are considered Level 2 inputs.

Treasury Stock

We utilize the weighted average cost method in accounting for treasury stock transactions.

Revenue Recognition

Revenue is recognized when a fixed price contract or purchase order exists; delivery has occurred; and collection is reasonably assured. Selling terms are FOB Shipping Point so we consider our products delivered once they have been shipped and title and risk of loss have been transferred. Our consolidated net sales arising from contracts having deliveries scheduled over a period of more than one year for fiscal years 2015 and 2014 were approximately 35% and 40%, respectively, primarily because of the contract for the potted coil assembly.

Allowance for Doubtful Accounts

Gross trade accounts receivable are offset with an allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review the allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectability. Account balances are charged against the allowance when placed for collection. Recoveries of receivables previously written off are recorded when received. The majority of the customer accounts are considered past due after the invoice becomes older than the customer's credit terms. Interest is not charged on past due accounts. The allowance for doubtful accounts as of April 30, 2015 and 2014 was $12,000 and $12,000, respectively.

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

Advertising Costs

Advertising costs are expensed as incurred. For the years ended April 30, 2015 and 2014 advertising costs were $4,000 and $20,000, respectively.

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

New Accounting Guidance

In May 2014, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance containing changes to revenue recognition rules.  This statement is effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within that reporting period, with no early adoption permitted.  This will be effective for us beginning May 1, 2018.  We are currently analyzing the new guidance, and have not determined the impact on financial position, results of operations, or cash flows.

NOTE 2—INVENTORIES

The following table summarizes the components of inventories, as of April 30 of each year:

	2015	2014
Raw materials	$1,029,000	$955,000
Work in process	445,000	261,000
Finished goods	202,000	239,000
	$1,676,000	$1,455,000

NOTE 3—FINANCING AGREEMENTS

On September 27, 2010, Torotel Products entered into a new financing agreement (the “agreement”) with Commerce Bank, N.A (the “Bank”).  The agreement provides for a revolving line of credit, a guidance line of credit, and a real estate term loan. Both Torotel and Electronika serve as additional guarantors to all notes described below. A summary of the notes within this agreement is provided below:

	2015	2014
4.05% mortgage note payable in monthly installments of $4,873, including interest, with final payment of $349,000 due January 27, 2019	$495,000	$533,000
4.00% line of credit with a maturity date of September 27, 2015	-	-
Borrowings under an equipment financing line of credit:
4.63% note payable in monthly installments of $7,123, including interest, with final payment due September 26, 2015	36,000	116,000
4.75% note payable in monthly installments of $2,269, including interest, with final payment due May 27, 2018	77,000	-
3.75% note payable in monthly installments of $2,112, including interest, with final payment due April 10, 2018	73,000	-
Capital Lease Obligations		2,000
Total long-term debt	681,000	651,000
Less current installments	122,000	124,000
Long-term debt, excluding current installments	$559,000	$527,000

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

Torotel Products is also required to comply with specified financial covenants and as of April 30, 2015, Torotel was in compliance with these covenants.

The amount of long-term debt maturities by year is as follows:

Year Ending April 30,	Amount
2016	$122,000
2017	91,000
2018	95,000
2019	373,000
$681,000

NOTE 4—INCOME TAXES

The components of the provision (benefit) for income taxes are as follows:

	2015	2014
Current tax expense (benefit)
Federal	$(1,000)	$24,000
State	17,000	18,000
	16,000	42,000
Deferred tax expense (benefit)
Federal	82,000	(222,000)
State	67,000	77,000
	149,000	(145,000)
Total income tax benefit	$165,000	$(103,000)

The provision for income taxes reflected in the consolidated statements of operations differs from the amounts computed at the federal statutory tax rates.

The principal differences between our statutory income tax expense and the effective provision for income taxes are summarized as follows:

	2015	2014
Computed tax expense at statutory rates	$98,000	$261,000
Permanent differences	9,000	7,000
State tax and credits	13,000	86,000
Provision to Return Adjustment	20,000	336,000
State Rate Adjustment	11,000	—
Increase (decrease) in valuation allowance	14,000	(793,000)
	$165,000	$(103,000)

During the year ended April 30, 2015, an increase in the valuation allowance was a result of the impact of the state rate on the deferred tax asset.

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

NOL
Year of Expiration	Carryforwards
2019	$467,000
2022	32,000
2023	1,000
2024	77,000
2026	253,000
2027	217,000
2030	28,000
2032	298,000
$1,373,000

The following table summarizes the components of the net deferred income tax asset:

	2015	2014
Net operating loss carryforwards	$467,000	$646,000
Inventory valuation reserve	138,000	146,000
Loss on equity and impairment in investee	435,000	421,000
Tax credit carryforward	57,000	105,000
Other	174,000	88,000
	1,271,000	1,406,000
Less: valuation allowance	(435,000)	(421,000)
	$836,000	$985,000

We record deferred income tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.  As of April 30, 2015, we anticipate the realization of a portion of our deferred income tax assets. We have adjusted the valuation allowance accordingly in the years ended April 30, 2015 and 2014.  The remaining valuation allowance is specifically related to impairment on an investment that would result in a capital loss for tax purposes that we do not anticipate realizing due to the absence of offsetting capital gain income.

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

The net deferred tax assets are presented in the accompanying April 30, 2015 and 2014 balance sheets as follows:

	2015	2014
Current deferred income tax asset	$171,000	$177,000
Noncurrent deferred income tax asset	665,000	808,000
	$836,000	$985,000

As of April 30, 2015, the federal tax returns for the fiscal years ended 2010 through 2014 are open to audit until the statute of limitations closes for the years in which the net operating losses are utilized. We recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense. As of April 30, 2015, we recorded no accrued interest or penalties related to uncertain tax positions. We expect no significant change in the amount of unrecognized tax benefit, accrued interest or penalties within the next twelve months.

NOTE 5—COMMITMENTS AND CONTINGENCIES

As part of our ongoing operations, we enter into arrangements that obligate us to make future payments to various parties. Some of these contractual obligations are not reflected on the accompanying consolidated balance sheets due to the nature of the obligations. Such obligations include operating leases for production space and for equipment.

On December 20, 2013, we entered into a real estate lease agreement with to lease approximately 11,000 square feet for manufacturing electromechanical assemblies and larger transformers.  This agreement commenced on March 1, 2014 and continues through February 29, 2016.

On July 10, 2014, we entered into a new real estate lease agreement to lease approximately 5,000 square feet for manufacturing electromechanical assemblies and other transformers.  This agreement commenced on August 1, 2014 and continues through July 31, 2017.

Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods free of rent. Total rent expense for all operating leases for the years ended April 30, 2015 and 2014 was $176,000 and $186,000, respectively.

Future minimum lease payments under non-cancellable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of April 30, 2015 are:

Operating
Year Ending April 30,	Leases
2016	$129,000
2017	19,000
$148,000

NOTE 6—EMPLOYEE INCENTIVE PLANS

Short-term Cash Incentive Plan

The Short-term Cash Incentive Plan ("STIP") became effective for fiscal year 2008. The purpose of the STIP is to promote the long-term financial performance of Torotel by providing key employees with the opportunity to earn cash awards for accomplishing annual goals for Return on Capital Employed ("ROCE") as defined in the Plan. For the years ended April 30, 2015 and 2014, total short-term cash incentive plan expense was $0 and $66,000, respectively.

Long-term Incentive Plans

The Long-term Incentive Plans ("LTIPs"), which consist of a Stock Award Plan and a Long-term Cash Incentive Plan, also became effective for fiscal year 2008. The purpose of the LTIPs is to provide incentives that will attract and retain highly competent persons as key employees to promote the long-term financial performance of Torotel by providing key employees an opportunity to earn stock and cash awards for accomplishing long-range goals for sales growth, earnings growth, ROCE and debt to equity, as defined and measured in the Stock Award Plan and the Long-term Cash Incentive Plan.

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

Long-term Cash Incentive Plan

The Long-term Cash Incentive Plan ("LTCIP") provides key employees with the opportunity to earn cash awards for accomplishing plan goals based on predetermined targets for average annual sales and earnings growth, ROCE and debt to equity. Under the terms of the LTCIP, awards will not be paid if Torotel's performance on any LTCIP metric is less than the threshold level of performance defined for that LTCIP metric. For the years ended April 30, 2015 and 2014, total long-term cash incentive plan expense was $0 for both years.

Performance Bonus

We provided discretionary performance bonuses for employees not participating in the above incentive plans.  Total expense for these bonuses was $0 and $107,000 for the years ended April 30, 2015 and 2014.

401(k) Retirement Plan

We have a 401(k) Retirement Plan for Torotel Products' employees. Employer contributions to the Plan are at the discretion of the Board of Directors. Employer contributions to the Plan for the years ended April 30, 2015 and 2014 were   $11,000 and $6,000, respectively.

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

Total stock compensation cost for the years ended April 30, 2015 and 2014 was an expense of and a credit of $35,000 and $34,000, respectively. Restricted stock activity for each period through April 30 is summarized as follows:

	2015		2014
	Restricted	Weighted	Restricted	Weighted
	Shares	Average	Shares	Average
	Under	Grant	Under	Grant
	Option	Price	Option	Price
Outstanding at May 1	350,000	$0.500	—	—
Granted	—	—	400,000	$0.500
Vested	—	—	—	—
Forfeited	—	—	(50,000)	$0.500
Outstanding at April 30	350,000	$0.500	350,000	$0.500

NOTE 8—STOCKHOLDERS' EQUITY

The changes in shares of common stock outstanding as of April 30 of each year are summarized as follows:

	2015	2014
Balance, May 1	5,615,750	5,265,750
Restricted stock activity	—	400,000
Treasury stock activity	—	(50,000)
Balance, April 30	5,615,750	5,615,750

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

The basic earnings per common share were computed as follows:

	2015	2014
Net earnings	$120,000	$872,000
Amounts allocated to participating securities (nonvested restricted shares)	(7,000)	(54,000)
Net income attributable to common shareholders	$113,000	$818,000
Basic weighted average common shares	5,265,750	5,265,750
Earnings per share attributable to common shareholders:
Basic earnings per share	$0.02	$0.15

ASC 260, Earnings per Share, provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be participating securities and must be included in the computation of earnings per share pursuant to the two-class method.  Diluted earnings per share is not presented as we do not have any shares considered incremental and dilutive.

NOTE 10—ACCRUED LIABILITIES

Accrued liabilities as of April 30 of each year consist of the following:

	2015	2014
Employee related expenses:
Accrued payroll	$259,000	$385,000
Accrued payroll taxes	27,000	17,000
Accrued employee benefits	68,000	56,000
	$354,000	$458,000
Other, including interest:
Warranty reserve	115,000	$21,000
Property taxes	28,000	30,000
Deferred director compensation	—	250,000
Other	82,000	75,000
	$225,000	$376,000
	$579,000	$834,000

NOTE 11—STOCK APPRECIATION RIGHTS

The board of directors of Torotel approved the Directors Stock Appreciation Rights Plan (the "Plan") for non-employee directors in September 2004.

Each SAR granted as a part of the Plan was eligible for exercise to the extent that the Grantee was vested in such SAR. The SARs vested according to the following schedule:

Number of Years the Grantee has remained	Shares represented
a Torotel director following the Date of	by a SAR in which
Grant	a Grantee is Vested
Under one	—%
At least one but less than two	33%
At least two but less than three	67%
Three or more	100%

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

On January 24, 2014, the Board terminated the Amended Plan by unanimous written consent of the members of the Board. The Amended Plan was terminated as part of Torotel’s plans to move toward different long-term performance-based awards, which are still under consideration. The Board consent authorizing the termination provides for vested SARS to be exercised within 75 days following the effective date of the termination as well as a one-time cash award equal to the cumulative and aggregate fair market value on the date of grant of any and all unvested SARS held by a grantee under the Plan. All payments related to the exercise of vested SARS and the one-time cash award for unvested SARS occurred on May 15, 2014, and amounted to $250,000.

SARs transactions for each period through April 30 are summarized as follows:

	2014
		Weighted
	SARs	Average
	Under	Grant
	Option	Price
Outstanding at beginning of year	320,000	$0.409
Granted	40,000	$0.410
Exercised	(280,000)	$0.410
Terminated	(80,000)	$0.387
Outstanding at end of year	—	$—
SARs exercisable at end of year	—	$—
Weighted average fair value of SARs granted during the year		$0.410

NOTE 12—AGREEMENTS WITH RELATED PARTY

Electronika's requirements for the ballast transformers are outsourced pursuant to a Manufacturing Agreement (“Agreement”) with Magnetika, a corporation owned by the Caloyeras family. Under the terms of the Agreement, Magnetika provides all necessary raw material, labor, testing, packaging and related services required to complete the manufacture, delivery and sale of the ballast transformers, and Electronika is obligated to order all of its ballast transformer requirements exclusively from Magnetika. Electronika retains ownership of all designs, drawings, specifications and intellectual property rights associated with the ballast transformers. In exchange for the services provided to Electronika under the Agreement, Magnetika receives 40% of the net sales price of all ballast transformers sold by Electronika. The initial 10 year term of the Agreement expired on April 1, 2012; however, pursuant to the terms, the Agreement continues on a year-to-year basis until cancelled by either party. In the fiscal year ended April 30, 2015, Electronika incurred costs of $2,000 for goods purchased on trade terms of net 20 days pursuant to the Agreement. Of the amount purchased, $4,000 was due and payable as of April 30, 2015. In the fiscal year ended April 30, 2014, Electronika incurred costs of $1,000 for goods purchased. Of the amount purchased, $3,000 was due and payable as of April 30, 2014.

NOTE 13—CUSTOMER DEPOSITS

For certain customers, we collect payment at the time the order is placed.  These deposits are classified as a liability and will be recognized as revenue at the time of shipment in accordance with our revenue recognition policy.  As of April 30, 2015 we had approximately $67,000 in customer deposits related to this arrangement.

NOTE 14—SELF-INSURANCE CAPTIVE

We are a member of a limited liability company formed as an insurance association captive (the "captive") in order to provide partially self-insured health benefits to our employees that elect coverage under the plan. Our membership percentage in this captive is approximately 1% and represents an investment of $59,000.  Therefore, our investment is accounted for utilizing the cost method of accounting. Our risk of loss is limited to our investment in the captive and we are not required to fund additional capital to the captive in the event of negative capital accounts.  Our share of net income from the captive is based on our ratio of contribution to the captive.  No income has been allocated in either fiscal year 2014 or 2015.

We maintain a reserve for incurred but not reported medical claims and claim development. Our reserve is an estimate based on historical experience and other assumptions, some of which are subjective. We adjust our self-insured medical benefits reserve as we experience changes due to medical inflation, changes in the number of plan participants and changes to specific cases.  Our total reserve for these claims for the years ended April 30, 2015 and 2014 was $63,000 and $56,000 respectively.

NOTE 15—SEGMENT INFORMATION

Torotel reports the manufacturing, marketing, selling and distribution of precision magnetic components, consisting of transformers, inductors, reactors, chokes, toroidal coils, high voltage transformers, dry-type transformers, and electro-mechanical assemblies as one operating and one reportable segment.  Torotel's chief operating decision maker is its Chief Executive Officer, who reviews financial information on a consolidated basis for purposes of making operating decisions and assessing financial performance.

Torotel’s net sales by product line and geography for the periods presented was as follows:

Years ended April 30,	2015	2014
Torotel Products:
Magnetic components	$6,247,000	$6,302,000
Potted coil assembly	4,827,000	5,326,000
Electro-mechanical assemblies	2,310,000	1,296,000
Large Transformers	173,000	174,000
Total Torotel Products	$13,557,000	$13,098,000
Electronika	5,000	2,000
Total consolidated net sales	$13,562,000	$13,100,000

Years ended April 30,	2015	2014
Domestic	$12,341,000	$12,183,000
Foreign	1,221,000	917,000
Total consolidated net sales	$13,562,000	$13,100,000

Torotel Products has a primary base of approximately 26 customers that provide nearly 90% of its annual sales volume.  Sales to one major customer as a percentage of consolidated net sales as of April 30, 2015 and 2014 was 41% 44% respectively.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the information contained in our definitive proxy statement to be filed with the SEC no later than 120 days after the end of our most recent fiscal year in connection with our 2015 Annual Meeting of Shareholders.

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

ITEM 11.    Executive Compensation

The information required by this item is incorporated by reference to the information contained in our definitive proxy statement to be filed with the SEC no later than 120 days after the end of our most recent fiscal year in connection with our 2015 Annual Meeting of Shareholders.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information contained in our definitive proxy statement to be filed with the SEC no later than 120 days after the end of our most recent fiscal year in connection with our 2015 Annual Meeting of Shareholders.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information contained in our definitive proxy statement to be filed with the SEC no later than 120 days after the end of our most recent fiscal year in connection with our 2015 Annual Meeting of Shareholders.

ITEM 14.    Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the information contained in our definitive proxy statement to be filed with the SEC no later than 120 days after the end of our most recent fiscal year in connection with our 2015 Annual Meeting of Shareholders.

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
Exhibit 10.12

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

Torotel, Inc.

By:	/s/ H. JAMES SERRONE
H. James Serrone
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

	Date:	July 2, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ DALE H. SIZEMORE, JR.		By:	/s/ ANTHONY L. LEWIS
	Dale H. Sizemore, Jr.			Anthony L. Lewis
	Chairman of the Board, President,			Director
Chief Executive Officer (Principal Executive Officer) and Director

	Date:	July 2, 2015		Date:	July 2, 2015

By:	/s/ RICHARD A. SIZEMORE		By:	/s/ STEPHEN K. SWINSON
	Richard A. Sizemore			Stephen K. Swinson
	Director			Director

	Date:	July 2, 2015		Date:	July 2, 2015

By:	/s/ BARRY B. HENDRIX		By:	/s/ H. JAMES SERRONE
	Barry B. Hendrix			H. James Serrone
	Director			Chief Financial Officer
Principal Accounting Officer

	Date:	July 2, 2015		Date:	July 2, 2015