Form 10-Q
period 2015-07-31
TOROTEL INC
filed 2015-09-14
CIK 98752

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31,  2015

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of September 11, 2015, there were 5,615,750 shares of Common Stock, $.01 par value, outstanding.

TOROTEL, INC AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	July 31, 2015	April 30, 2015
ASSETS
Current assets:
Cash	$1,427,000	$1,892,000
Trade receivables, net	1,801,000	1,585,000
Inventories	1,888,000	1,676,000
Prepaid expenses and other current assets	149,000	114,000
Deferred income taxes	158,000	171,000
	5,423,000	5,438,000

Property, plant and equipment, net	1,372,000	1,287,000

Deferred income taxes	632,000	665,000
Other assets	105,000	85,000

Total Assets	$7,532,000	$7,475,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$101,000	$122,000
Trade accounts payable	873,000	726,000
Accrued liabilities	445,000	579,000
Customer deposits	86,000	67,000
	1,505,000	1,494,000
Long-term debt, less current maturities	536,000	559,000
Commitments and contingencies
Stockholders' equity:
Common stock; par value $0.01; 6,000,000 shares authorized; 5,615,750 shares issued and outstanding	60,000	60,000
Capital in excess of par value	12,350,000	12,342,000
Accumulated deficit	(6,910,000)	(6,971,000)
Treasury stock, at cost	(9,000)	(9,000)
	$5,491,000	$5,422,000

Total Liabilities and Stockholders' Equity	$7,532,000	$7,475,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	July 31, 2015	July 31, 2014
Net sales	$4,054,000	$2,695,000
Cost of goods sold	2,764,000	1,857,000
Gross profit	1,290,000	838,000
Operating expenses:
Engineering	189,000	177,000
Selling, general and administrative	995,000	841,000
	1,184,000	1,018,000
Earnings from operations	106,000	(180,000)
Other expense (income):
Interest expense, net	6,000	7,000
Earnings (loss) before provision for income taxes	100,000	(187,000)
Provision (benefit) for income taxes	39,000	(72,000)
Net earnings	$61,000	$(115,000)
Basic earnings per share	$0.01	$(0.02)

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	July 31, 2015	July 31, 2014
Cash flows from operating activities:
Net earnings	$61,000	$(115,000)
Adjustments to reconcile net earnings to net cash used in operating activities:
Stock compensation cost amortized	8,000	4,000
Depreciation	93,000	82,000
Deferred income taxes	46,000	(72,000)
Termination and payout of stock appreciation rights		(250,000)
Increase (decrease) in cash flows from operations resulting from changes in:
Trade receivables	(216,000)	236,000
Inventories	(212,000)	(309,000)
Prepaid expenses and other assets	(55,000)	(64,000)
Trade accounts payable	124,000	142,000
Accrued liabilities	(111,000)	(215,000)
Customer deposits	19,000	(38,000)
Income taxes payable	—	—
Net cash used in operating activities	(243,000)	(599,000)
Cash flows from investing activities:
Capital expenditures	(178,000)	(159,000)
Net cash used in investing activities	(178,000)	(159,000)
Cash flows from financing activities:
Principal payments on long-term debt	(44,000)	(34,000)
Proceeds from long-term debt	—	100,000
Payments on capital lease obligations	—	(2,000)
Net cash provided by (used in) financing activities	(44,000)	64,000
Net decrease in cash	(465,000)	(694,000)
Cash, beginning of period	1,892,000	2,038,000
Cash, end of period	$1,427,000	$1,344,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$6,000	$7,000
Income taxes	$22,000	$19,000

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The consolidated condensed balance sheet as of April 30, 2015, which has been derived from the audited financial statements of Torotel, Inc. ("Torotel"), is accompanied by the unaudited interim consolidated condensed financial statements, which reflect the normal recurring adjustments that in the opinion of management are necessary to present fairly Torotel’s consolidated financial position at July 31,  2015, and the consolidated results of operations for the three months ended July 31,  2015, and 2014, respectively.

The unaudited interim consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although management believes the disclosures made are adequate to make the information not misleading. The financial statements contained herein should be read in conjunction with Torotel’s consolidated financial statements and related notes filed on Torotel's Form 10-K for the year ended April 30, 2015 as filed with the SEC on July 2, 2015.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard is effective for reporting periods beginning after December 15, 2017 and early adoption permitted for reporting periods beginning after December 15, 2016. The standard will supersede existing revenue recognition guidance, including industry-specific guidance, and will provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The standard requires revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The provisions of this new guidance are effective as of the beginning of Torotel’s first fiscal quarter of 2018. Torotel is currently evaluating the transition method to be used and the impact of adoption of this standard on its consolidated financial statements.

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

NOTE 3—INVENTORIES

The following table summarizes the components of inventories:

	July 31, 2015	April 30, 2015
Raw materials	$1,107,000	$1,029,000
Work in process	391,000	445,000
Finished goods	390,000	202,000
	$1,888,000	$1,676,000

NOTE 4—FINANCING AGREEMENTS

Torotel Products has a financing agreement (the “financing agreement”) with Commerce Bank, N.A (the “Bank”).  The financing agreement provides for a revolving line of credit, a guidance line of credit, and a real estate term loan. Both Torotel and Electronika serve as additional guarantors to all notes described below. A summary of the notes within the financing agreement is provided below:

	July 31, 2015	April 30, 2015
4.05% mortgage note payable in monthly installments of $4,873, including interest, with final payment of $349,000 due January 27, 2019	$486,000	$495,000
4.00% line of credit with a maturity date of September 27, 2015	-	-
Borrowings under an equipment financing line of credit:
4.63% note payable in monthly installments of $7,123, including interest, with final payment due September 26, 2015	15,000	36,000
4.75% note payable in monthly installments of $2,269, including interest, with final payment due May 27, 2018	71,000	77,000
3.75% note payable in monthly installments of $2,112, including interest, with final payment due April 10, 2018	65,000	73,000
Total long-term debt	637,000	681,000
Less current installments	101,000	122,000
Long-term debt, excluding current installments	$536,000	$559,000

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

Torotel is also required to comply with specified financial covenants in its guaranty of the financing agreement. As of July 31,  2015, Torotel was in compliance with these covenants.

NOTE 5—INCOME TAXES

As of July 31,  2015, the federal tax returns for the fiscal years ended 2011 through 2015 are open to audit until the statute of limitations closes for the years in which our net operating losses are utilized. We would recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.   As of July 31,  2015, we recorded no accrued interest or penalties related to uncertain tax positions. We expect no significant change in the amount of unrecognized tax benefit, accrued interest or penalties within the next twelve months.

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

On June 17, 2013, we entered into Restricted Stock Agreements with three key employees pursuant to the SAP ("Stock Appreciation Plan"). The aggregate amount of the restricted stock awards was 400,000 shares of common stock, 0.01 par value per share. These shares were transferred from treasury shares. Based on the market price of $0.50 for our common stock as of June 17, 2013, the fair value of the restricted stock at the date of award was $200,000. The shares issued pursuant to the Restricted Stock Agreements on June 17, 2013 are restricted and may not be sold, assigned, pledged or otherwise disposed of until the restrictions lapse. The restrictions will lapse on the fifth anniversary of the date of grant if during the five (5) year restriction period, (1) Torotel's cumulative annual growth in earnings before interest and taxes ("EBIT") is at least 10% and (2) Torotel's average return on capital employed ("ROCE") is at least 25%. The restrictions will also lapse, if prior to the fifth anniversary of the date of grant, (1) the grantee's employment with Torotel is terminated by reason of disability, (2) the grantee dies, or (3) the Committee, in its sole discretion, terminates the restrictions. If the restrictions on such shares have not lapsed by the fifth anniversary of the date of grant, such shares will be forfeited to Torotel.  Stock compensation cost net of an appropriate pre-vesting forfeiture rate is recorded per quarter for the remainder of the vesting period provided the financial performance metrics as outlined in the SAP are likely to be attained.

Total stock compensation cost for the three months ended July 31,  2015 and 2014 was $8,000 and $4,000, respectively.

Restricted stock activity for each three month period through July 31 is summarized as follows:

	2015		2014
	Restricted	Weighted	Restricted	Weighted
	Shares	Average	Shares	Average
	Under	Grant	Under	Grant
	Option	Price	Option	Price
Outstanding at May 1	350,000	$0.500	350,000	$0.500
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Outstanding at July 31	350,000	$0.500	350,000	$0.500

NOTE 7—STOCKHOLDERS' EQUITY

The changes in shares of common stock outstanding as of July 31 of each year are summarized as follows:

	2015	2014
Balance, May 1	5,615,750	5,615,750
Restricted stock activity	—	—
Treasury stock activity	—	—
Balance, July 31	5,615,750	5,615,750

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

The basic earnings per common share were computed as follows:

	Three Months Ended
	July 31, 2015	July 31, 2014
Net earnings	$61,000	$(115,000)
Amounts allocated to participating securities (nonvested restricted shares)	(4,000)	—
Net income attributable to common shareholders	$57,000	$(115,000)
Basic weighted average common shares	5,265,750	5,265,750
Earnings per share attributable to common shareholders:
Basic earnings per share	$0.01	$(0.02)

ASC 260, Earnings per Share, provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be participating securities and must be included in the computation of earnings per share pursuant to the two-class method.  Diluted earnings per share is not presented as we do not have any shares considered incremental and dilutive.

NOTE 9—CUSTOMER DEPOSITS

For certain customers, we collect payment at the time the order is placed.  These deposits are classified as a liability and will be recognized as revenue at the time of shipment in accordance with our revenue recognition policy.  As of July 31,  2015 we had approximately $86,000 in customer deposits related to these arrangements.

NOTE 10 — CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable.  We grant unsecured credit to most of our customers.  We do not believe that we are exposed to any extraordinary credit risk as a result of this policy.  At various times, and at July 31,  2015, cash balances exceeded federally insured limits. However, we have incurred no losses in the cash accounts and we do not believe we are exposed to any significant credit risk with respect to our cash.

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

The industry mix of Torotel Products’ net sales for the first three months of fiscal year 2016 was 54% defense, 41% commercial aerospace, and 5% industrial compared to 58% defense, 30% commercial aerospace, 12% industrial for the same period in fiscal year 2015.  Also, approximately 93% of Torotel Products’ sales during the first three months of fiscal year 2016 have been derived from domestic customers.

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

Business and Industry Considerations

Defense Markets

During the first three months of fiscal years 2016 and 2015, the amount of consolidated revenues derived from contracts with prime contractors of the U.S. Department of Defense (“DoD”) was approximately 54% and 58% respectively.   While we attempt to diversify the military programs and customers that we pursue, our financial results in any period could be impacted substantially by both future changes in DoD funding priorities and the diversity of our portfolio of military programs containing Torotel manufactured components. At this time, we believe our overall defense business outlook remains favorable due to the present demand for the potted coil assembly for the Hellfire II missile system and other existing orders from major defense contractors. As of July 31, 2015, our consolidated order backlog for the defense market was nearly $3.0 million, which included $1.8 million for the potted coil assembly.

Commercial Aerospace and Industrial Markets

We provide magnetic components and electro-mechanical assemblies for a variety of applications in the commercial aerospace and industrial markets. The primary demand drivers for these markets include commercial aircraft orders, oil and gas drilling exploration activity, and general economic growth. While global economic growth remains positive, the above demand drivers could be impacted by short-term changes in the economy such as spikes in the price of oil, war, terrorism, or changes in regulation. Other threats to our anticipated positive near-term and long-term market outlook include delays on the development and production of new commercial aircraft and competition from international suppliers. As of July 31,  2015, our consolidated order backlog for the aerospace and industrial markets was $4.0 million.

Business Outlook

Our order activity during the first three months of fiscal year 2016 increased nearly 14% to $7.0 million compared to the same period last year.  This order rate included $1.8 million for the potted coil assembly used on the Hellfire II missile system, $2.2 million for electro-mechanical assemblies and $3.0 million for magnetic components.  We do anticipate an additional contract award for the potted coil assembly in fiscal year 2016.  Our backlog of orders scheduled to ship during fiscal year 2016 should enable us to exceed last year’s net sales of $13.6 million.  We anticipate profits to improve as we focus on gaining efficiencies from our fixed production costs related to establishing the manufacturing and quality support structure needed to produce at a higher sales volume.

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

Net Sales

	Three Months Ended
	July 31, 2015	July 31, 2014
Torotel Products:
Magnetic components	$1,956,000	$1,371,000
Potted coil assembly	1,218,000	1,206,000
Electro-mechanical assemblies	848,000	36,000
Large Transformers	32,000	82,000
Total Torotel Products	$4,054,000	$2,695,000
Electronika	—	—
Total consolidated net sales	$4,054,000	$2,695,000

Consolidated net sales in the three months ended July 31,  2015 increased 50%, or $1,359,000.  Torotel Products' net sales increased during the three months primarily because of higher volume in magnetics and assemblies in the three months ended July 31,  2015 The increase in magnetics was expected as a number of new products were in the qualification process until the first quarter of the 2016 fiscal year. Electro-mechanical assemblies increased due to a large order placed in the quarter.  We anticipate that overall shipments will increase during the remainder of fiscal year 2016.  Electronika's sales continue to fluctuate within a small range as overall demand for the ballast transformers is very limited.

Gross Profit

	Three Months Ended
	July 31, 2015	July 31, 2014
Torotel Products:
Gross profit	$1,290,000	$838,000
Gross profit % of net sales	32%	31%
Electronika:
Gross profit	$—	$—
Gross profit % of net sales	—%	—%
Combined:
Gross profit	$1,290,000	$838,000
Gross profit % of net sales	32%	31%

Consolidated gross profit increased by 54%, or $452,000, in the three months ended July 31,  2015. The gross profit of Torotel Products increased in the three months ended because of an increase in magnetics and assemblies net sales as well as a more favorable product mix.

Operating Expenses

	Three Months Ended
	July 31, 2015	July 31, 2014
Engineering	$189,000	$177,000
Selling, general and administrative	995,000	841,000
Total	$1,184,000	$1,018,000

Engineering expenses increased nearly 7%, or $12,000, in the three months ended July 31,  2015.  These increases were primarily due to an increase in engineering headcount related to an expansion of our engineering design capabilities and consulting. These were offset slightly by a decrease in travel.

Selling, general and administrative expenses increased 18%, or $154,000 in the three months ended July 31,  2015.  The increase in the three month period resulted from a $61,000 increase in consulting expense; a $56,000 increase in salaries and wages due to an increase in headcount; a $48,000 increase in information technology related to compliance with new security standards; a $30,000 increase in training and a $20,000 increase in commissions due to a change in mix of assembly sales.  These increases were partially offset by  a $53,000 decrease related to recruiting costs and an $8,000 decrease in employee relations.

Earnings from Operations

	Three Months Ended
	July 31, 2015	July 31, 2014
Torotel Products	$247,000	$(49,000)
Electronika	—	—
Torotel	(141,000)	(131,000)
Total	$106,000	$(180,000)

For the reasons discussed above, consolidated earnings from operations increased by 164%, or $296,000 for the three months ended July 31,  2015 and 2014, respectively.

Other Earnings Items

	Three Months Ended
	July 31, 2015	July 31, 2014
Earnings from operations	$106,000	$(180,000)
Interest expense	(6,000)	7,000
Earnings before income taxes	100,000	(187,000)
Provision (benefit) for income taxes	39,000	(72,000)
Net earnings (loss)	$61,000	$(115,000)

We anticipate that our effective income tax rate for fiscal year 2015 will be 38.5%.  The effective income tax rate was 38.5% for the same period in the prior year. For additional discussion related to Income Taxes, see Note 5 of Notes to Consolidated Financial Statements.

Return on Capital Employed

Return on capital employed ("ROCE") is the primary benchmark used by management to evaluate Torotel's performance. ROCE measures how effectively and efficiently net operating assets ("NOA") are used to generate earnings before interest and taxes. For these purposes, NOA, or capital employed, is defined as "accounts receivable + inventory + net fixed assets + miscellaneous operating assets - accounts payable - miscellaneous operating liabilities." The performance of Torotel's management and the majority of its decisions will be measured by whether Torotel's ROCE improves. For the fiscal years ended April 30, 2015 and 2014, Torotel's ROCE was 7.66% and 20.70%, respectively. The ROCE for the 12-month trailing period ended July 31,  2015 was 13.16%. This change in ROCE is attributable to higher sales as well as an operating loss in the first three months of fiscal year 2015.

Financial Condition and Liquidity

Cash generated by operations is our primary source of liquidity. The following table highlights the funds available to us as of July 31,  2015 and 2014:

	2015	2014
Cash	$1,427,000	$1,344,000
Amount available under our line of credit	$500,000	$500,000
Amount available under our equipment loan	$348,000	$20,000

Operating Activities

	2015	2014
Net cash used in operating activities	$(243,000)	$(599,000)

The increase of $356,000 between fiscal years 2016 and 2015 is primarily due to an increase in earnings from operations, a  decrease in accrued liabilities, an increase in inventories, an increase in deferred income taxes, and an increase in customer deposits.

Investing Activities

	2015	2014
Net cash used in investing activities	$(178,000)	$(159,000)

The change of $19,000 in net cash in investing activities was due to higher capital expenditures in fiscal year 2016 as compared to fiscal year 2015. Capital expenditures during fiscal year 2016 and 2015 were primarily related to purchases of new production equipment and machinery. We expect capital expenditure spending to continue during fiscal year 2016 which is consistent with the anticipated needs of our business.

Financing Activities

	2015	2014
Net cash provided by (used in) financing activities	$(44,000)	$64,000

We have used cash generated by operating activities as the primary source for the repayment of our debt. The change of $108,000 between fiscal year 2016 and fiscal year 2015 is due to proceeds received of $100,000 from additional borrowing on our existing equipment loan to purchase additional machinery and equipment in fiscal year 2015 and repayment of our debt in fiscal year 2016.

Capital Resources

We believe the projected cash flow from operations, combined with existing cash balances, will be sufficient to meet funding requirements for the foreseeable future.  Torotel has a $500,000 bank line of credit available, which we anticipate could be utilized to help fund any working capital requirements. As of July 31,  2015, the entire credit line was available and we have not utilized this credit line in fiscal year 2016.

We believe that inflation will have only a minimal effect on future operations since such effects should be offset by sales price increases, which are not expected to have a significant effect upon demand.

Critical Accounting Policies

We discuss our critical accounting policies and estimates in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended April 30, 2015 filed with the SEC on July 2, 2015. We have made no significant change in our critical accounting policies since April 30, 2015.

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

Torotel, Inc.
September 14, 2015	/s/ Heath C. Hancock
Date	Heath C. Hancock
Chief Financial Officer
Principal Financial Officer