Form 10-Q
period 2015-10-31
TOROTEL INC
filed 2015-12-14
CIK 98752

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31,  2015

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

As of December 14, 2015, there were 5,615,750 shares of Common Stock, $.01 par value, outstanding.

TOROTEL, INC AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	October 31, 2015	April 30, 2015
ASSETS
Current assets:
Cash	$1,353,000	$1,892,000
Trade receivables, net	1,805,000	1,585,000
Inventories	1,929,000	1,676,000
Prepaid expenses and other current assets	145,000	114,000
Deferred income taxes	134,000	171,000
	5,366,000	5,438,000

Property, plant and equipment, net	1,377,000	1,287,000

Deferred income taxes	537,000	665,000
Other assets	86,000	85,000

Total Assets	$7,366,000	$7,475,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$88,000	$122,000
Trade accounts payable	652,000	726,000
Accrued liabilities	324,000	579,000
Customer deposits	54,000	67,000
	1,118,000	1,494,000
Long-term debt, less current maturities	514,000	559,000
Commitments and contingencies
Stockholders' equity:
Common stock; par value $0.01; 6,000,000 shares authorized; 5,615,750 shares issued and outstanding	60,000	60,000
Capital in excess of par value	12,359,000	12,342,000
Accumulated deficit	(6,676,000)	(6,971,000)
Treasury stock, at cost	(9,000)	(9,000)
	$5,734,000	$5,422,000

Total Liabilities and Stockholders' Equity	$7,366,000	$7,475,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	October 31, 2015	October 31, 2014	October 31, 2015	October 31, 2014
Net sales	$4,155,000	$3,101,000	$8,209,000	$5,796,000
Cost of goods sold	2,672,000	2,009,000	5,436,000	3,866,000
Gross profit	1,483,000	1,092,000	2,773,000	1,930,000
Operating expenses:
Engineering	188,000	177,000	377,000	354,000
Selling, general and administrative	908,000	780,000	1,903,000	1,621,000
	1,096,000	957,000	2,280,000	1,975,000
Earnings from operations	387,000	135,000	493,000	(45,000)
Other expense (income):
Interest expense, net	7,000	7,000	13,000	14,000
Earnings (loss) before provision for income taxes	380,000	128,000	480,000	(59,000)
Provision (benefit) for income taxes	146,000	49,000	185,000	(23,000)
Net earnings	$234,000	$79,000	$295,000	$(36,000)
Basic earnings per share	$0.04	$0.01	$0.05	$(0.01)

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	October 31, 2015	October 31, 2014
Cash flows from operating activities:
Net earnings	$295,000	$(36,000)
Adjustments to reconcile net earnings to net cash used in operating activities:
Stock compensation cost amortized	17,000	12,000
Depreciation	189,000	165,000
Deferred income taxes	165,000	(23,000)
Termination and payout of stock appreciation rights	—	(250,000)
Increase (decrease) in cash flows from operations resulting from changes in:
Trade receivables	(220,000)	333,000
Inventories	(253,000)	(570,000)
Prepaid expenses and other assets	(32,000)	(87,000)
Trade accounts payable	(74,000)	195,000
Accrued liabilities	(255,000)	(279,000)
Customer deposits	(13,000)	(41,000)
Net cash used in operating activities	(181,000)	(581,000)
Cash flows from investing activities:
Capital expenditures	(279,000)	(288,000)
Net cash used in investing activities	(279,000)	(288,000)
Cash flows from financing activities:
Principal payments on long-term debt	(79,000)	(68,000)
Proceeds from long-term debt	—	100,000
Payments on capital lease obligations	—	(2,000)
Net cash provided by (used in) financing activities	(79,000)	30,000
Net decrease in cash	(539,000)	(839,000)
Cash, beginning of period	1,892,000	2,038,000
Cash, end of period	$1,353,000	$1,199,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$13,000	$14,000
Income taxes	$39,000	$19,000

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The consolidated condensed balance sheet as of April 30, 2015, which has been derived from the audited financial statements of Torotel, Inc. ("Torotel"), is accompanied by the unaudited interim consolidated condensed financial statements, which reflect the normal recurring adjustments that in the opinion of management are necessary to present fairly Torotel’s consolidated financial position at October 31, 2015, and the consolidated results of operations for the three and six months ended October 31, 2015, and 2014, respectively.

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

NOTE 3—INVENTORIES

The following table summarizes the components of inventories:

	October 31, 2015	April 30, 2015
Raw materials	$1,032,000	$1,029,000
Work in process	616,000	445,000
Finished goods	281,000	202,000
	$1,929,000	$1,676,000

NOTE 4—FINANCING AGREEMENTS

Torotel Products has a financing agreement (the “financing agreement”) with Commerce Bank, N.A (the “Bank”).  The financing agreement provides for a revolving line of credit, a guidance line of credit, and a real estate term loan. Both Torotel and Electronika serve as additional guarantors to all notes described below. A summary of the notes outstanding under the financing agreement is provided below:

	October 31, 2015	April 30, 2015
4.05% mortgage note payable in monthly installments of $4,873, including interest, with final payment of $349,000 due January 27, 2019	$475,000	$495,000
4.00% line of credit with a maturity date of September 27, 2016	-	-
Borrowings under an equipment financing line of credit:
4.63% note payable in monthly installments of $7,123, including interest, with final payment due September 26, 2015	-	36,000
4.75% note payable in monthly installments of $2,269, including interest, with final payment due May 27, 2018	67,000	77,000
3.75% note payable in monthly installments of $2,112, including interest, with final payment due April 10, 2018	60,000	73,000
Total long-term debt	602,000	681,000
Less current installments	88,000	122,000
Long-term debt, excluding current installments	$514,000	$559,000

The revolving line of credit, to be used for working capital purposes, is renewable annually.  The associated interest rate is equal to the greater of the floating Commerce Bank Prime Rate (currently 3.25%) or a floor of 4% (as listed above).  Monthly repayments of interest only are required with the principal due at maturity.  The maximum borrowing of this line of credit is $500,000.  This revolving line of credit is cross collateralized and cross defaulted with all other facilities of Torotel Products with the Bank and is secured by a first lien on all business assets of Torotel Products.

The mortgage note requires monthly payments consisting of both interest and principal.  This obligation is cross collateralized and cross defaulted with all other credit facilities and arrangements of Torotel Products with the Bank and is secured by a first real estate mortgage on the property located at 620 North Lindenwood Drive in Olathe, Kansas. This loan was refinanced on February 21, 2014 with a principal amount of $542,000 at the time of difference.

The equipment note is a guidance line of credit to be used for equipment purchases. Monthly repayments consisting of both interest and principal are required. This note is cross collateralized and cross defaulted with all other credit facilities and arrangements of Torotel Products with the Bank and is secured by a purchase money security interest in the assets purchased as well as a first lien on all business assets of Torotel Products.  The maximum borrowing of this line of credit is $500,000.

Torotel is also required to comply with specified financial covenants in its guaranty of the financing agreement. As of October 31, 2015, Torotel was in compliance with these covenants.

NOTE 5—INCOME TAXES

As of October 31, 2015, the federal tax returns for the fiscal years ended 2011 through 2015 are open to audit until the statute of limitations closes for the years in which our net operating losses are utilized. We would recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.   As of October 31, 2015, we recorded no accrued interest or penalties related to uncertain tax positions. We expect no significant change in the amount of unrecognized tax benefit, accrued interest or penalties within the next twelve months.

NOTE 6—RESTRICTED STOCK AGREEMENTS

Restricted Stock Agreements, and stock awards thereunder, are authorized by the Compensation and Nominating Committee (the "Committee") and the Board of Directors of Torotel (the "Board"). The Committee and the Board have determined that the interests of Torotel and its stockholders is promoted by hiring talented individuals and, to induce such individuals to accept employment with Torotel, the Committee and the Board believe a key component of such individuals' compensation should be the receipt of equity ownership opportunities based upon the acceptance of employment and the continuing employment of such individuals, subject to certain conditions and restrictions. The terms of the Restricted Stock Agreements afford the grantees all of the rights of a stockholder with respect to the award shares, including the right to vote such shares and to receive dividends and other distributions payable with respect to such shares since the date of award. Under the terms of each agreement, the non-vested shares are restricted as to disposition and subject to forfeiture under certain circumstances. The Restricted Stock Agreements further provide, subject to certain conditions, that if prior to all of the restricted shares having vested, we undergo a change in control, then all of the restricted shares shall be vested and no longer subject to restrictions under the Restricted Stock Agreements. The restricted shares are treated as non-vested stock; accordingly, the fair value of the restricted stock at the date of award is offset against capital in excess of par value in the accompanying consolidated balance sheets under stockholders' equity.

On June 17, 2013, we entered into Restricted Stock Agreements with three key employees pursuant to the “Stock Award Plan”. The aggregate amount of the restricted stock awards was 400,000 shares of common stock. These shares were transferred from treasury shares. Based on the market price of $0.50 for our common stock as of June 17, 2013, the fair value of the restricted stock at the date of award was $200,000. The shares issued pursuant to the Restricted Stock Agreements on June 17, 2013 are restricted and may not be sold, assigned, pledged or otherwise disposed of until the restrictions lapse. The restrictions will lapse on the fifth anniversary of the date of grant if during the five year restriction period, (1) Torotel's cumulative annual growth in earnings before interest and taxes ("EBIT") is at least 10% and (2) Torotel's average return on capital employed ("ROCE") is at least 25%. The restrictions will also lapse, if prior to the fifth anniversary of the date of grant, (1) the grantee's employment with Torotel is terminated by reason of disability, (2) the grantee dies, or (3) the Committee, in its sole discretion, terminates the restrictions. If the restrictions on such shares have not lapsed by the fifth anniversary of the date of grant, such shares will be forfeited to Torotel.  Stock compensation cost net of an appropriate pre-vesting forfeiture rate is recorded per quarter for the remainder of the vesting period provided the financial performance metrics as outlined in the SAP are likely to be attained.

Total stock compensation cost for the six months ended October 31, 2015 and 2014 was $17,000 and $12,000, respectively.

Restricted stock activity for each six month period through October 31 is summarized as follows:

	2015		2014
	Restricted	Weighted	Restricted	Weighted
	Shares	Average	Shares	Average
	Under	Grant	Under	Grant
	Option	Price	Option	Price
Outstanding at May 1	350,000	$0.500	350,000	$0.500
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Outstanding at October 31	350,000	$0.500	350,000	$0.500

NOTE 7—STOCKHOLDERS' EQUITY

The changes in shares of common stock outstanding as of October 31 of each year are summarized as follows:

	2015	2014
Balance, May 1	5,615,750	5,615,750
Restricted stock activity	—	—
Treasury stock activity	—	—
Balance, October 31	5,615,750	5,615,750

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

The basic earnings per common share were computed as follows:

	Three Months Ended		Six Months Ended
	October 31, 2015	October 31, 2014	October 31, 2015	October 31, 2014
Net earnings	$234,000	$79,000	$295,000	$(36,000)
Amounts allocated to participating securities (nonvested restricted shares)	(14,000)	(5,000)	(18,000)	—
Net income attributable to common shareholders	$220,000	$74,000	$277,000	$(36,000)
Basic weighted average common shares	5,265,750	5,265,750	5,265,750	5,265,750
Earnings per share attributable to common shareholders:
Basic earnings per share	$0.04	$0.01	$0.05	$(0.01)

ASC 260, Earnings per Share, provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be participating securities and must be included in the computation of earnings per share pursuant to the two-class method.  Diluted earnings per share is not presented as we do not have any shares considered incremental and dilutive.

NOTE 9—CUSTOMER DEPOSITS

For certain customers, we collect payment at the time the order is placed.  These deposits are classified as a liability and will be recognized as revenue at the time of shipment in accordance with our revenue recognition policy.  As of October 31, 2015 we had approximately $54,000 in customer deposits related to these arrangements.

NOTE 10 — CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable.  We grant unsecured credit to most of our customers.  We do not believe that we are exposed to any extraordinary credit risk as a result of this policy.  At various times, and at October 31, 2015, cash balances exceeded federally insured limits. However, we have incurred no losses in the cash accounts and we do not believe we are exposed to any significant credit risk with respect to our cash.

Forward-Looking Information

This report, as well as our other reports filed with or furnished to the Securities and Exchange Commission ("SEC"), contains forward-looking statements made pursuant to the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast,” “may,” “will,” “should,” “continue,” “predict” and similar expressions are intended to identify forward-looking statements. This report contains forward-looking statements regarding, among other topics, our expected financial position, results of operations, cash flows, strategy, budgets and management's plans and objectives. Accordingly, these forward-looking statements are based on assumptions about a number of important factors. While we believe that our assumptions about such factors are reasonable, such factors involve risks and uncertainties that could cause actual results to be different from what appear here. These risk factors include,without limitation:

•	economic and legislative factors that could impact defense spending;
•	our relatively concentrated customer base;
•	risks in fulfilling military subcontracts;
•	our ability to finance operations;
•	continued production of the Hellfire II missile system for which we supply parts;
•	the ability to adequately pass through to customers unanticipated future increases in raw material and labor costs;
•	decreased demand for our products;
•	delays in developing new products;
•	markets for new products and the cost of developing new markets;
•	expected orders that do not occur;
•	our ability to adequately protect and safeguard our network infrastructure from cyber security vulnerabilities;
•	loss of key customers;
•	our ability to satisfy our debt covenant requirements;
•	our ability to generate sufficient taxable income to realize the amount of our deferred tax assets;
•	the impact of competition and price erosion as well as supply and manufacturing constraints; and
•	other risks and uncertainties.

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

The industry mix of Torotel Products’ net sales for the first six months of the fiscal year ending April 30, 2016 (“fiscal year 2016”) was 53% defense, 43% commercial aerospace, and 4% industrial compared to 57% defense, 29% commercial aerospace, 14% industrial for the same period in the fiscal year ending April 30, 2015 (“fiscal year 2015”).  Also, approximately 94% of Torotel Products’ sales during the first six months of fiscal year 2016 have been derived from domestic customers.

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

Business and Industry Considerations

Defense Markets

During the first six months of fiscal years 2016 and 2015, the amount of consolidated revenues derived from contracts with prime contractors of the U.S. Department of Defense (“DoD”) was approximately 53% and 57% respectively.   While we attempt to diversify the military programs and customers that we pursue, our financial results in any period could be impacted substantially by both future changes in DoD funding priorities and the diversity of our portfolio of military programs containing Torotel manufactured components. At this time, we believe our overall defense business outlook remains favorable due to the present demand for the potted coil assembly for the Hellfire II missile system and other existing orders from major defense contractors. As of October 31,  2015, our consolidated order backlog for the defense market was nearly $8.2 million, which included $6.3 million for the potted coil assembly.

Commercial Aerospace and Industrial Markets

We provide magnetic components and electro-mechanical assemblies for a variety of applications in the commercial aerospace and industrial markets. The primary demand drivers for these markets include commercial aircraft orders, oil and gas drilling exploration activity, and general economic growth. While domestic economic growth remains positive, the above demand drivers could be impacted by short-term changes in the economy such as spikes or declines in the price of oil, war, terrorism, or changes in regulation. Other threats to our anticipated positive near-term and long-term market outlook include delays on the development and production of new commercial aircraft and competition from international suppliers. As of October 31, 2015, our consolidated order backlog for the aerospace and industrial markets was $3.2 million.

Business Outlook

Our non-headcoil backlog as compared to prior year increased from $3.8 million to $5.1 million, a 34% percent increase.  This stronger backlog should enable us to exceed last year’s net sales of $13.6 million.  We anticipate similar profit levels going forward as we realize additional efficiencies from our previous investments in our manufacturing and quality support structure as required for a higher sales volume.

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

Net Sales

	Three Months Ended		Six Months Ended
	October 31, 2015	October 31, 2014	October 31, 2015	October 31, 2014
Torotel Products:
Magnetic components	$2,138,000	$1,486,000	$4,094,000	$2,830,000
Potted coil assembly	1,219,000	1,205,000	2,437,000	2,411,000
Electro-mechanical assemblies	789,000	348,000	1,637,000	384,000
Large Transformers	8,000	59,000	40,000	168,000
Total Torotel Products	$4,154,000	$3,098,000	$8,208,000	$5,793,000
Electronika	1,000	3,000	1,000	3,000
Total consolidated net sales	$4,155,000	$3,101,000	$8,209,000	$5,796,000

Consolidated net sales in the three and six months ended October 31,  2015 increased 34% or $1,054,000 and 42% or $2,413,000, respectively when compared to the same period in the prior fiscal year.  Torotel Products' net sales increased during these periods primarily because of higher volume in magnetics and assemblies in the six months ended October 31, 2015.  The six month increase in magnetics was expected as a number of new products were in the qualification process until the first quarter of the 2016 fiscal year. Electro-mechanical assemblies increased due to a large order placed in the first quarter.  Electronika's sales continue to fluctuate within a small range as overall demand for the ballast transformers is very limited.

Gross Profit

	Three Months Ended		Six Months Ended
	October 31, 2015	October 31, 2014	October 31, 2015	October 31, 2014
Torotel Products:
Gross profit	$1,483,000	$1,090,000	$2,773,000	$1,928,000
Gross profit % of net sales	36%	35%	34%	33%
Electronika:
Gross profit	$—	$2,000	$—	$2,000
Gross profit % of net sales	—%	60%	—%	60%
Combined:
Gross profit	$1,483,000	$1,092,000	$2,773,000	$1,930,000
Gross profit % of net sales	36%	35%	34%	33%

Consolidated gross profit increased by 36% or $391,000 in the three months ended October 31, 2015 compared to the three months ended October 31, 2014, and increased 44% or $843,000 in the six months ended October 31,  2015 compared to the six month ended October 31, 2014. The gross profit of Torotel Products increased primarily because of an increase in magnetics and assemblies net sales as well as a more favorable product mix.

Operating Expenses

	Three Months Ended		Six Months Ended
	October 31, 2015	October 31, 2014	October 31, 2015	October 31, 2014
Engineering	$188,000	$177,000	$377,000	$354,000
Selling, general and administrative	908,000	780,000	1,903,000	1,621,000
Total	$1,096,000	$957,000	$2,280,000	$1,975,000

Engineering expenses increased nearly 6%, or $11,000 in the three months ended October 31, 2015 compared to the three months ended October 31, 2014, and increased nearly 6% or $23,000 in the six months ended October 31,  2015 compared to the six months ended October 31, 2014.  These increases were primarily due to an increase in engineering headcount and higher compensation.

Selling, general and administrative expenses increased 16% and 17% or $128,000 and $282,000 in the three and six months ended October 31,  2015 when compared to the same periods in the prior fiscal year.  The increase in the three month period resulted from the following: a $44,000 increase in salaries due to an increase in headcount and higher compensation; a $29,000 increase in commissions due to a change in sales mix; a $27,000 increase in training expense; a $23,000 increase in fees incurred in connection with our periodic SEC/EDGAR filings; a $23,000 increase for information technology expenses; and a $21,000 increase in consulting and professional fees. These increases were offset partially by a $21,000 decrease in recruiting expense and an $18,000 decrease in office supplies. The increase in the six month period resulted from a $98,000 increase in salaries and wages due to an increase in headcount and higher compensation; a $73,000 increase in consulting; a $72,000 increase for information technology improvements; a $57,000 increase in training expenses; a $49,000 increase in commissions and a $29,000 increase in fees incurred in connection with our periodic SEC/EDGAR filings.  These increases were partially offset by  a $56,000 decrease related to recruiting costs;  a $15,000 decrease in travel expenses;  a $13,000 decrease in professional fees and a $12,000 decrease in property and liability insurance.

Earnings from Operations

	Three Months Ended		Six Months Ended
	October 31, 2015	October 31, 2014	October 31, 2015	October 31, 2014
Torotel Products	$494,000	$220,000	$741,000	$176,000
Electronika	—	2,000	—	2,000
Torotel	(107,000)	(87,000)	(248,000)	(223,000)
Total	$387,000	$135,000	$493,000	$(45,000)

For the reasons discussed above, consolidated earnings from operations increased by 187%, or $252,000 and 1,196%, or $538,000 for the three and six months ended October 31,  2015 and 2014, respectively.

Other Earnings Items

	Three Months Ended		Six Months Ended
	October 31, 2015	October 31, 2014	October 31, 2015	October 31, 2014
Earnings (loss) from operations	$387,000	$135,000	$493,000	$(45,000)
Interest expense	7,000	7,000	13,000	14,000
Earnings (loss) before income taxes	380,000	128,000	480,000	(59,000)
Provision (benefit) for income taxes	146,000	49,000	185,000	(23,000)
Net earnings (loss)	$234,000	$79,000	$295,000	$(36,000)

We anticipate that our effective income tax rate for fiscal year 2016 will be 38.5%.  The effective income tax rate was 38.9% for the same period in the prior year. For additional discussion related to Income Taxes, see Note 5 of Notes to Consolidated Financial Statements.

Return on Capital Employed

Return on capital employed ("ROCE") is the primary benchmark used by management to evaluate Torotel's performance. ROCE is intended to measure how effectively and efficiently net operating assets ("NOA") are used to generate earnings from operations. For these purposes, NOA, or capital employed, is defined as "trade receivables + inventory + net property, plant and equipment + other assets – current liabilities." The performance of Torotel's management and the majority of management’s decisions are expected to be measured by whether Torotel's ROCE improves. For the fiscal years ended April 30, 2015 and 2014, Torotel's ROCE was 7.66% and 20.70%, respectively. The

ROCE for the 12-month trailing period ended October 31, 2015 was 17.31%. This change in ROCE is attributable to higher earnings in the first six months of fiscal year 2016.

Financial Condition and Liquidity

Cash generated by operations is our primary source of liquidity. The following table highlights the sources of liquidity available to us as of October 31, 2015 and 2014:

	2015	2014
Cash	$1,353,000	$1,199,000
Amount available under our line of credit	$500,000	$500,000
Amount available under our equipment loan	$373,000	$20,000

Operating Activities

	2015	2014
Net cash used in operating activities	$(181,000)	$(581,000)

The $400,000 decrease in net cash used in operating activities between the 2016 fiscal year period versus the 2015 fiscal year period is primarily due to an increase in earnings from operations, payout of stock appreciation rights in the prior year that did not occur in the current year, an increase in inventories and an increase in customer deposits.

Investing Activities

	2015	2014
Net cash used in investing activities	$(279,000)	$(288,000)

The change of $9,000 in net cash in investing activities was due to lower capital expenditures in fiscal year 2016 as compared to fiscal year 2015. Capital expenditures during fiscal year 2016 and 2015 were primarily related to purchases of new production equipment and machinery. We do not expect significant changes in capital expenditure spending during the remainder of fiscal year 2016 which is consistent with the anticipated needs of our business.

Financing Activities

	2015	2014
Net cash provided by (used in) financing activities	$(79,000)	$30,000

We have used cash generated by operating activities as the primary source for the repayment of our debt. The change of $109,000 between fiscal year 2016 and fiscal year 2015 is due to proceeds received of $100,000 from additional borrowing on our existing equipment loan to purchase additional machinery and equipment in fiscal year 2015 and repayment of our debt in fiscal year 2016.

Capital Resources

We believe the projected cash flow from operations, combined with existing cash balances, will be sufficient to meet funding requirements for the foreseeable future.  Torotel has a $500,000 bank line of credit available, which we anticipate could be utilized to help fund any working capital requirements. As of October 31,  2015, the entire credit line was available and we have not utilized this credit line in fiscal year 2016.

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

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Torotel’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Torotel’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.  Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that Torotel’s disclosure controls and procedures are effective as of the end of the period covered by this report.

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

Torotel, Inc.
December 14, 2015	/s/ Heath C. Hancock
Date	Heath C. Hancock
Chief Financial Officer
Principal Financial Officer