Form 10-Q
period 2016-01-31
TOROTEL INC
filed 2016-03-11
CIK 98752

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31,  2016

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

As of March 11, 2016, there were 5,615,750 shares of Common Stock, $.01 par value, outstanding.

TOROTEL, INC AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	January 31, 2016	April 30, 2015
ASSETS
Current assets:
Cash	$1,481,000	$1,892,000
Trade receivables, net	1,506,000	1,585,000
Inventories	2,027,000	1,676,000
Prepaid expenses and other current assets	158,000	114,000
	5,172,000	5,267,000

Property, plant and equipment, net	1,307,000	1,287,000

Deferred income taxes	605,000	836,000
Other assets	115,000	85,000

Total Assets	$7,199,000	$7,475,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$89,000	$122,000
Trade accounts payable	468,000	726,000
Accrued liabilities	375,000	579,000
Customer deposits	26,000	67,000
	958,000	1,494,000
Long-term debt, less current maturities	491,000	559,000
Commitments and contingencies
Stockholders' equity:
Common stock; par value $0.01; 6,000,000 shares authorized; 5,615,750 shares issued and outstanding	60,000	60,000
Capital in excess of par value	12,274,000	12,342,000
Accumulated deficit	(6,575,000)	(6,971,000)
Treasury stock, at cost	(9,000)	(9,000)
	$5,750,000	$5,422,000

Total Liabilities and Stockholders' Equity	$7,199,000	$7,475,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	January 31, 2016	January 31, 2015	January 31, 2016	January 31, 2015
Net sales	$3,622,000	$3,675,000	$11,831,000	$9,471,000
Cost of goods sold	2,443,000	2,667,000	7,879,000	6,533,000
Gross profit	1,179,000	1,008,000	3,952,000	2,938,000
Operating expenses:
Engineering	195,000	203,000	572,000	557,000
Selling, general and administrative	811,000	745,000	2,714,000	2,366,000
	1,006,000	948,000	3,286,000	2,923,000
Earnings from operations	173,000	60,000	666,000	15,000
Other expense:
Interest expense, net	6,000	7,000	19,000	21,000
Earnings (loss) before provision for income taxes	167,000	53,000	647,000	(6,000)
Provision for income taxes	66,000	25,000	251,000	2,000
Net earnings (loss)	$101,000	$28,000	$396,000	$(8,000)
Basic earnings per share	$0.02	$0.00	$0.07	$0.00

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	January 31, 2016	January 31, 2015
Cash flows from operating activities:
Net earnings (loss)	$396,000	$(8,000)
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Stock compensation cost amortized	(68,000)	20,000
Depreciation	311,000	249,000
Deferred income taxes	231,000	(2,000)
Termination and payout of stock appreciation rights	—	(250,000)
Increase (decrease) in cash flows from operations resulting from changes in:
Trade receivables	79,000	(308,000)
Inventories	(351,000)	(426,000)
Prepaid expenses and other assets	(74,000)	(33,000)
Trade accounts payable	(258,000)	169,000
Accrued liabilities	(204,000)	(101,000)
Customer deposits	(41,000)	(29,000)
Net cash provided by (used in) operating activities	21,000	(719,000)
Cash flows from investing activities:
Capital expenditures	(331,000)	(369,000)
Net cash used in investing activities	(331,000)	(369,000)
Cash flows from financing activities:
Principal payments on long-term debt	(101,000)	(104,000)
Proceeds from long-term debt	—	100,000
Payments on capital lease obligations	—	(2,000)
Net cash used in financing activities	(101,000)	(6,000)
Net decrease in cash	(411,000)	(1,094,000)
Cash, beginning of period	1,892,000	2,038,000
Cash, end of period	$1,481,000	$944,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$19,000	$21,000
Income taxes	$69,000	$14,000

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The consolidated condensed balance sheet as of April 30, 2015, which has been derived from the audited financial statements of Torotel, Inc. ("Torotel"), is accompanied by the unaudited interim consolidated condensed financial statements, which reflect the normal recurring adjustments that in the opinion of management are necessary to present fairly Torotel’s consolidated financial position at January 31,  2016, and the consolidated results of operations for the three and nine months ended January 31,  2016, and 2015, respectively.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The standard requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. The standard is effective for reporting periods beginning December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. Torotel early adopted the standard during the third quarter of fiscal year 2016 on a retrospective basis. Accordingly, Torotel reclassified the current deferred taxes to noncurrent on the April 30, 2015 Consolidated Condensed Balance Sheet, which increased noncurrent deferred tax assets $171,000 and decreased current deferred tax assets $171,000.

NOTE 2 — NATURE OF OPERATIONS

Torotel conducts business primarily through its wholly owned subsidiary, Torotel Products, Inc. (“Torotel Products”), and through the quarter ended January 31, 2016 also operated another wholly owned subsidiary, Electronika, Inc. (“Electronika”). Subsequent to January 31, 2016 Electronika was dissolved and its affairs wound up. Torotel specializes in the custom design and manufacture of a wide variety of precision magnetic components, consisting of transformers, inductors, reactors, chokes, toroidal coils, high voltage transformers, dry-type transformers and electro-mechanical assemblies, for use in commercial, industrial and military electronics.

NOTE 3—INVENTORIES

The following table summarizes the components of inventories:

	January 31, 2016	April 30, 2015
Raw materials	$1,093,000	$1,029,000
Work in process	477,000	445,000
Finished goods	457,000	202,000
	$2,027,000	$1,676,000

NOTE 4—FINANCING AGREEMENTS

Torotel Products has a financing agreement (the “financing agreement”) with Commerce Bank, N.A. (the “Bank”).  The financing agreement provides for a revolving line of credit, a guidance line of credit, and a real estate term loan. Torotel serves as an additional guarantor to all notes described below. A summary of the notes outstanding under the financing agreement is provided below:

	January 31, 2016	April 30, 2015
4.05% mortgage note payable in monthly installments of $4,873, including interest, with final payment of $349,000 due January 27, 2019	$466,000	$495,000
4.00% line of credit with a maturity date of September 27, 2016	-	-
Borrowings under an equipment financing line of credit:
4.63% note payable in monthly installments of $7,123, including interest, with final payment due September 26, 2015	-	36,000
4.75% note payable in monthly installments of $2,269, including interest, with final payment due May 27, 2018	59,000	77,000
3.75% note payable in monthly installments of $2,112, including interest, with final payment due April 10, 2018	55,000	73,000
Total long-term debt	580,000	681,000
Less current installments	89,000	122,000
Long-term debt, excluding current installments	$491,000	$559,000

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

The mortgage note requires monthly payments consisting of both interest and principal.  This obligation is cross collateralized and cross defaulted with all other credit facilities and arrangements of Torotel Products with the Bank and is secured by a first real estate mortgage on the property located at 620 North Lindenwood Drive in Olathe, Kansas. This loan was refinanced on February 21, 2014 with a principal amount of $542,000 at that date.

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

Torotel is also required to comply with specified financial covenants in its guaranty of the financing agreement. As of January 31,  2016, Torotel was in compliance with these covenants.

NOTE 5—INCOME TAXES

As of January 31,  2016, the federal tax returns for the fiscal years ended 2011 through 2015 are open to audit until the statute of limitations closes for the years in which our net operating losses are utilized. We would recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.   As of January 31,  2016, we recorded no accrued interest or penalties related to uncertain tax positions. We expect no significant change in the amount of unrecognized tax benefit, accrued interest or penalties within the next twelve months.

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

On June 17, 2013, we entered into Restricted Stock Agreements with three key employees pursuant to the “Stock Award Plan”. The aggregate amount of the restricted stock awards was 400,000 shares of common stock. These shares were transferred from treasury shares. Based on the market price of $0.50 for our common stock as of June 17, 2013, the fair value of the restricted stock at the date of award was $200,000. The shares issued pursuant to the Restricted Stock Agreements on June 17, 2013 are restricted and may not be sold, assigned, pledged or otherwise disposed of until the restrictions lapse. The restrictions will lapse on the fifth anniversary of the date of grant if during the five year restriction period, (1) Torotel's cumulative annual growth in earnings before interest and taxes ("EBIT") is at least 10% and (2) Torotel's average return on capital employed ("ROCE") is at least 25%. The restrictions will also lapse, if prior to the fifth anniversary of the date of grant, (1) the grantee's employment with Torotel is terminated by reason of disability, (2) the grantee dies, or (3) the Committee, in its sole discretion, terminates the restrictions. If the restrictions on such shares have not lapsed by the fifth anniversary of the date of grant, such shares will be forfeited to Torotel.  Stock compensation cost net of an appropriate pre-vesting forfeiture rate is recorded per quarter for the remainder of the vesting period provided the financial performance metrics as outlined in the SAP are likely to be attained. However, due to updated projections developed in the third quarter of fiscal year 2016, the likelihood of achieving the financial performance metrics as outlined in the Restricted Stock Agreement was classified as not probable. As a result, we stopped amortizing the stock compensation cost associated with the restricted stock awarded on July 17, 2013 and recovered the previously amortized stock compensation cost of $88,000 in the third quarter ended January 31, 2016. The 350,000 shares associated with the restricted stock awards dated June 17, 2013, are expected to be reverted to treasury shares during the fourth quarter of fiscal year 2016.

Total stock compensation cost for the nine months ended January 31, 2016 and 2015 was a credit of $68,000 and an expense of $20,000, respectively.

Restricted stock activity for each nine month period through January 31 is summarized as follows:

	2016		2015
	Restricted	Weighted	Restricted	Weighted
	Shares	Average	Shares	Average
	Under	Grant	Under	Grant
	Option	Price	Option	Price
Outstanding at May 1	350,000	$0.500	350,000	$0.500
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Outstanding at January 31	350,000	$0.500	350,000	$0.500

NOTE 7—STOCKHOLDERS' EQUITY

The changes in shares of common stock outstanding as of January 31 of each year are summarized as follows:

	2016	2015
Balance, May 1	5,615,750	5,615,750
Restricted stock activity	—	—
Treasury stock activity	—	—
Balance, January 31	5,615,750	5,615,750

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

The basic earnings per common share were computed as follows:

	Three Months Ended		Nine Months Ended
	January 31, 2016	January 31, 2015	January 31, 2016	January 31, 2015
Net earnings (loss)	$101,000	$28,000	$396,000	$(8,000)
Amounts allocated to participating securities (nonvested restricted shares)	(6,000)	(2,000)	(25,000)	—
Net income attributable to common shareholders	$95,000	$26,000	$371,000	$(8,000)
Basic weighted average common shares	5,265,750	5,265,750	5,265,750	5,265,750
Earnings per share attributable to common shareholders:
Basic earnings per share	$0.02	$0.00	$0.07	$0.00

ASC 260, Earnings per Share, provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be participating securities and must be included in the computation of earnings per share pursuant to the two-class method.  Diluted earnings per share is not presented as we do not have any shares considered incremental and dilutive.

NOTE 9—CUSTOMER DEPOSITS

For certain customers, we collect payment at the time the order is placed.  These deposits are classified as a liability and will be recognized as revenue at the time of shipment in accordance with our revenue recognition policy.  As of January 31,  2016 we had approximately $26,000 in customer deposits related to these arrangements.

NOTE 10 — CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable.  We grant unsecured credit to most of our customers.  We do not believe that we are exposed to any extraordinary credit risk as a result of this policy.  At various times, and at January 31,  2016, cash balances exceeded federally insured limits. However, we have incurred no losses in the cash accounts and we do not believe we are exposed to any significant credit risk with respect to our cash.

Forward-Looking Information

This report, as well as our other reports we have filed with or furnished to the Securities and Exchange Commission (“SEC”), contains forward-looking statements made pursuant to the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast,” “may,” “will,” “should,” “continue,” “predict” and similar expressions are intended to identify forward-looking statements. This report contains forward-looking statements regarding, among other topics, our expected financial position, results of operations, cash flows, strategy, budgets and management's plans and objectives. Accordingly, these forward-looking statements are based on assumptions about a number of important factors. While we believe that our assumptions about such factors are reasonable, such factors involve risks and uncertainties that could cause actual results to be different from what appear here. These risk factors include,without limitation:

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

In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will prove accurate, and actual results may differ materially from these forward-looking statements. We assume no obligation to update any forward-looking statements made herein.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Torotel, Inc. ("Torotel") conducts business primarily through its wholly owned subsidiary, Torotel Products, Inc. ("Torotel Products"), and through January 31, 2016, also operated another wholly owned subsidiary, Electronika, Inc. ("Electronika"). Subsequent to January 31, 2016, Electronika was dissolved and its affairs wound up as of February 8, 2016. As a result of the dissolution of Electronika, Torotel no longer sells ballast transformers.

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

The industry mix of the customers that accounted for Torotel Products’ net sales for the first nine months of the fiscal year ending April 30, 2016 (“fiscal year 2016”) was 55% defense, 40% commercial aerospace, and 5% industrial compared to 58% defense, 30% commercial aerospace, 12% industrial for the same period in the fiscal year ending April 30, 2015 (“fiscal year 2015”).  Also, approximately 92% of Torotel Products’ sales during the first nine months of fiscal year 2016 have been derived from domestic customers.

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

Business and Industry Considerations

Defense Markets

During the first nine months of fiscal years 2016 and 2015, the amount of consolidated revenues derived from contracts with prime contractors of the U.S. Department of Defense (“DoD”) was approximately 55% and 58% respectively.   While we attempt to diversify the military programs and customers that we pursue, our financial results in any period could be impacted substantially by both future changes in DoD funding priorities and the diversity of our portfolio of military programs containing Torotel manufactured components. At this time, we believe our overall defense business outlook remains favorable due to the present demand for the potted coil assembly for the Hellfire II missile system and other existing orders from major defense contractors. As of January 31,  2016, our consolidated order backlog for the defense market was nearly $6.6 million, which included $5.0 million for the potted coil assembly.

Commercial Aerospace and Industrial Markets

We provide magnetic components and electro-mechanical assemblies for a variety of applications in the commercial aerospace and industrial markets. The primary demand drivers for these markets include commercial aircraft orders, oil and gas drilling exploration activity, and general economic growth. While domestic economic growth remains positive, the above demand drivers could be impacted by short-term changes in the economy such as spikes or declines in the price of oil, war, terrorism, or changes in regulation. Other threats to our anticipated positive near-term and long-term market outlook include delays on the development and production of new commercial aircraft and competition from international suppliers. As of January 31, 2016, our consolidated order backlog for the aerospace and industrial markets was $2.6 million.

Business Outlook

Our non-headcoil backlog as of January 31, 2016 as compared to January 31, 2015 decreased from $4.7 million to $4.2 million, an 11% decrease.  Despite the decrease in backlog we anticipate that net sales for the 2016 fiscal year will exceed the prior year’s net sales of $13.6 million.  We anticipate consistent profit levels going forward as we realize additional efficiencies from our previous investments in our manufacturing and quality support structure as required for a higher sales volume.

Consolidated Results of Operations

The following management comments regarding Torotel’s results of operations and outlook should be read in conjunction with the Consolidated Condensed Financial Statements and Notes to the Consolidated Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report.

This discussion and analysis of the results of operations include the operations of Torotel and its subsidiaries as of January 31, 2016, Torotel Products as well as Electronika which was dissolved subsequent to January 31, 2016.  While each company’s results are included separately in the following discussion, segment reporting is not applicable because the products offered are similar in form and function, and target similar markets.

Net Sales

	Three Months Ended		Nine Months Ended
	January 31, 2016	January 31, 2015	January 31, 2016	January 31, 2015
Torotel Products:
Magnetic components	$2,017,000	$1,683,000	$6,111,000	$4,513,000
Potted coil assembly	1,228,000	1,205,000	3,665,000	3,616,000
Electro-mechanical assemblies	312,000	779,000	1,949,000	1,163,000
Large Transformers	65,000	5,000	105,000	173,000
Total Torotel Products	$3,622,000	$3,672,000	$11,830,000	$9,465,000
Electronika	—	3,000	1,000	6,000
Total consolidated net sales	$3,622,000	$3,675,000	$11,831,000	$9,471,000

Consolidated net sales in the three and nine months ended January 31,  2016 decreased 1% or $53,000 and increased 25% or $2,360,000, respectively when compared to the same periods in the prior fiscal year.  Torotel Products' net sales decreased during the three month period ended January 31, 2016 versus the comparable period in fiscal year 2015 primarily because of lower volume in assemblies during the three months ended January 31, 2016. The increase in net sales of magnetic components during the nine months ended January 31, 2016 was expected as a number of new products were in the qualification process until the first quarter of the 2016 fiscal year. Sales of electro-mechanical assemblies decreased in the three month period ended January 31, 2016 compared to the comparable period in fiscal year 2015 due to unanticipated customer schedule changes due to their conversion to SAP. The assemblies increase in the nine months ended January 31, 2016 is due to a large order placed in the first quarter. Through the nine months ended January 31, 2016, Electronika's sales fluctuated within a small range as overall demand for the ballast transformers sold by Electronika was very limited.

Gross Profit

	Three Months Ended		Nine Months Ended
	January 31, 2016	January 31, 2015	January 31, 2016	January 31, 2015
Torotel Products:
Gross profit	$1,179,000	$1,006,000	$3,952,000	$2,933,000
Gross profit % of net sales	33%	27%	33%	31%
Electronika:
Gross profit	$—	$2,000	$—	$5,000
Gross profit % of net sales	—%	60%	—%	60%
Combined:
Gross profit	$1,179,000	$1,008,000	$3,952,000	$2,938,000
Gross profit % of net sales	33%	27%	33%	31%

Consolidated gross profit increased by 17% or $171,000 in the three months ended January  31, 2016 compared to the three months ended January 31, 2015, and increased 34% or $1,014,000 in the nine months ended January 31,  2016 compared to the nine month ended January 31, 2015. The gross profit of Torotel Products increased during both the three and nine month periods primarily because of an increase in magnetic component net sales as well as a more favorable product mix as well as improved utilization of production resources.

Operating Expenses

	Three Months Ended		Nine Months Ended
	January 31, 2016	January 31, 2015	January 31, 2016	January 31, 2015
Engineering	$195,000	$203,000	$572,000	$557,000
Selling, general and administrative	811,000	745,000	2,714,000	2,366,000
Total	$1,006,000	$948,000	$3,286,000	$2,923,000

Engineering expenses decreased nearly 4%, or $8,000 in the three months ended January 31, 2016 compared to the three months ended January 31, 2015, and increased nearly 3% or $15,000 in the nine months ended January 31,  2016.  The decrease for the three month period ended January 31, 2016 was due to less travel and lower operating expenses. The increase for the nine month period  was primarily due to an increase in engineering personnel costs.

Selling, general and administrative expenses increased 9% and 12% or $66,000 and $348,000 in the three and nine months ended January 31,  2016  when compared to the same periods in the prior fiscal year.  The increase in the three month period resulted from the following: a $71,000 increase in salaries due to an increase in headcount and higher personnel costs;  a $43,000 increase in occupancy charges; a $36,000 increase in depreciation related to impairment of sales relationship management software and a $7,000 increase in professional fees. These increases were offset partially by a $91,000 decrease in stock compensation expense related to the reversal of previously amortized expense as detailed in Note 6 (Restricted Stock Agreements). The increase in the nine month period resulted from the following: a $151,000 increase in salaries and wages due to an increase in headcount and higher personnel costs; a $71,000 increase for information technology improvements for cyber security;  a $70,000 increase in consulting; a $59,000 increase in occupancy charges; a $57,000 increase in training and a $46,000 increase in commissions due to sales mix.  These increases were partially offset by  a $91,000 decrease in stock compensation expense related to the reversal of previously amortized expense as detailed in Note 6 (Restricted Stock Agreements) and a $15,000 decrease in employee relations.

Earnings from Operations

	Three Months Ended		Nine Months Ended
	January 31, 2016	January 31, 2015	January 31, 2016	January 31, 2015
Torotel Products	$245,000	$105,000	$986,000	$281,000
Electronika	—	3,000	—	5,000
Torotel	(72,000)	(48,000)	(320,000)	(271,000)
Total	$173,000	$60,000	$666,000	$15,000

For the reasons discussed above, consolidated earnings from operations increased by 188%, or $113,000 and 4,340%, or $651,000 for the three and nine months ended January 31,  2016 and 2015, respectively.

Other Earnings Items

	Three Months Ended		Nine Months Ended
	January 31, 2016	January 31, 2015	January 31, 2016	January 31, 2015
Earnings from operations	$173,000	$60,000	$666,000	$15,000
Interest expense	6,000	7,000	19,000	21,000
Earnings (loss) before income taxes	167,000	53,000	647,000	(6,000)
Provision for income taxes	66,000	25,000	251,000	2,000
Net earnings (loss)	$101,000	$28,000	$396,000	$(8,000)

We anticipate that our effective income tax rate for fiscal year 2016 will be 39.7%.  The effective income tax rate was 39.6% for the same period in the prior year. For additional discussion related to Income Taxes, see Note 5 of Notes to Consolidated Financial Statements.

Return on Capital Employed

Return on capital employed ("ROCE") is the primary benchmark used by management to evaluate Torotel's performance. ROCE is intended to measure how effectively and efficiently net operating assets ("NOA") are used to generate earnings from operations. For these purposes, NOA, or capital employed, is defined as "trade receivables + inventory + net property, plant and equipment + other assets – current liabilities." The performance of Torotel's management and the majority of management’s decisions are expected to be measured by whether Torotel's ROCE improves. For the fiscal years ended April 30, 2015 and 2014, Torotel's ROCE was 7.66% and 20.70%, respectively. The ROCE for the 12-month trailing period ended January 31, 2016 was 19.94%. This change in ROCE is attributable to higher earnings in the first nine months of fiscal year 2016.

Financial Condition and Liquidity

Cash generated by operations is our primary source of liquidity. The following table highlights the sources of liquidity available to us as of January 31, 2016 and 2015, and compares net cash provided by (used in) operating activities during the nine months ended January 31, 2016 compared to the nine months ended January 31, 2015.

	2016	2015
Cash	$1,481,000	$944,000
Amount available under our line of credit	$500,000	$500,000
Amount available under our equipment loan	$385,000	$360,000

Operating Activities

	2016	2015
Net cash provided by (used in) operating activities	$21,000	$(719,000)

The $740,000 increase in net cash provided by operating activities during the nine months ended January 31, 2016 versus the comparable period of the 2015 fiscal year is primarily due to an increase in earnings from operations, and the payout of stock appreciation rights in the 2015 fiscal year period that did not occur in the current year.

Investing Activities

	2016	2015
Net cash used in investing activities	$(331,000)	$(369,000)

The change of $38,000 in net cash in investing activities during the nine months ended January 31, 2016 compared to the comparable period of the 2015 fiscal year was due to lower capital expenditures in fiscal year 2016 as compared to fiscal year 2015. Capital expenditures during fiscal year 2016 and 2015 were primarily related to purchases of new production equipment and machinery. We do not expect significant changes in capital expenditure spending during the remainder of fiscal year 2016 which is consistent with the anticipated needs of our business.

Financing Activities

	2016	2015
Net cash used in financing activities	$(101,000)	$(6,000)

We have used cash generated by operating activities as the primary source for the repayment of our debt. The change of $95,000 for the nine month period of fiscal year 2016 from the comparable period in fiscal year 2015 is due to proceeds received of $100,000 from additional borrowing on our existing equipment loan to purchase additional machinery and equipment in fiscal year 2015 and repayment of our debt in fiscal year 2016.

Capital Resources

We believe the projected cash flow from operations, combined with existing cash balances, will be sufficient to meet funding requirements for the foreseeable future.  Torotel has a $500,000 bank line of credit available, which we anticipate could be utilized to help fund any working capital requirements. As of January 31,  2016, the entire credit line was available and we have not utilized this credit line in fiscal year 2016.

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

Torotel, Inc.
March 11, 2016	/s/ Heath C. Hancock
Date	Heath C. Hancock
Chief Financial Officer
Principal Financial Officer