Form 10-K
period 2016-04-30
TOROTEL INC
filed 2016-06-30
CIK 98752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ◻    No ☒

The aggregate market value of the voting stock held by non-affiliates, computed based on the closing sale price reported on the OTC Market-Pink on October 30, 2015, was $4,188,481.50. As of June 30, 2016, there were 5,615,750 shares of Common Stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its 2016 Annual Meeting of Shareholders to be filed within 120 days after the end of the registrants fiscal year, are incorporated by reference into Part III of this Annual Report.

TOROTEL, INC. FORM 10-K

Fiscal Year Ended April 30, 2016

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

PART I

ITEM 1.  Business

Torotel, Inc. ("Torotel") conducts business primarily through its wholly owned subsidiary, Torotel Products, Inc. ("Torotel Products"), and until early in the fourth quarter of the fiscal year ended April 30, 2016 (“fiscal year 2016”), also operated another wholly owned subsidiary, Electronika, Inc. ("Electronika"), that licensed, marketed, and sold ballast transformers to the airline industry. Electronika was dissolved and its affairs wound up as of February 8, 2016. As a result of the dissolution of Electronika, Torotel no longer sells ballast transformers. Another subsidiary, Torotel Manufacturing Corporation ("TMC"), provided manufacturing services to Torotel Products. TMC ceased activities on December 31, 2012. Torotel was incorporated under the laws of the State of Missouri in 1956. Torotel's offices are located at 620 North Lindenwood Drive, Olathe, Kansas 66062. Torotel maintains a website at www.torotelinc.com.  Its telephone number is (913) 747-6111. The terms "we," "us," "our," and the "Company" as used herein include Torotel and its subsidiaries, unless the context otherwise requires.

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

The following discussion includes the business operations of Torotel Products (which includes the business previously conducted by TMC), and Electronika through April 30, 2016.

TOROTEL PRODUCTS

Principal Products

Torotel Products specializes in the custom design and manufacture of a wide variety of precision magnetic components, and electro-mechanical assemblies for use in military, commercial aerospace and industrial electronic applications. These products are used to modify and control electrical voltages and currents in electronic devices. For example, if equipment containing one of these components receives an electrical voltage or current which is too high, the component would modify and control the electrical voltage or current to allow proper operation of the equipment. While Torotel Products primarily manufactures these products in accordance with pre-developed mechanical and electrical requirements, in some cases Torotel Products will be responsible for both the overall design and manufacturing. These products are sold to manufacturers who incorporate them into an end-product. The major applications include aircraft navigational equipment, digital control devices, medical equipment, avionics systems, down-hole drilling, conventional missile guidance systems, and other defense related applications. Torotel Products has a line of 400 Hz miniature power transformers listed on the Qualified Products List ("QPL") of the Department of Defense ("DoD"), which requires re-qualification with the DoD every five years.  Sales of the QPL products represented approximately 2% of the net sales of Torotel Products for the fiscal year ended April 30, 2016.

Marketing and Customers

Torotel Products' sales do not represent a significant portion of any particular market.  While approximately 45% of annual sales in fiscal year 2016 came from select commercial markets, such as commercial aerospace, medical, and oil drilling, historically Torotel Products has primarily focused its activities toward the military market.  As a result, the business of Torotel Products is subject to various risks including, without limitation, dependence on government appropriations and program allocations, potential cutbacks in military spending, the requirement that some of our products be approved and qualified by the federal government before we can sell them, and the competition for available military business. Torotel Products pursues revenue opportunities in electro-mechanical assemblies which will continue to be a major focus going forward.  Torotel Products also pursues revenue opportunities in larger and higher voltage transformers, plus products sourced from low-cost manufacturers in overseas markets who are compliant with aerospace standards.

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

Torotel Products currently has a primary base of approximately 23 customers that together provide nearly 90% of its annual sales volume. This customer base includes many large prime defense and commercial aerospace companies. Torotel Products' primary strategy focuses on providing superior service to this core group of customers, including engineering support and new product design. The objective is to achieve growth with these customers or other targeted companies that possess the potential for inclusion into the core group. During the fiscal year ended April 30, 2016, sales to a single customer accounted for 35% as well as another customer with 28% of the net sales of Torotel Products. A loss or material reduction in orders from these customers could have a material adverse effect on sales.

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

Essential materials used by Torotel Products in the manufacturing process include magnetic materials, copper wire, plastic housings and epoxies. We believe these materials are available from many sources. Major suppliers include Magnetics Inc., Electrical Insulation Suppliers, Inc., Mod & Fab and Magnetic Metals-Western Division. Special contact plates purchased from Fotofab, LLC and polycarbonate materials purchased from Florida Custom Mold and Spectrum Plastics are used in manufacturing the potted coil assembly. Fotofab, Florida Custom Mold, and Spectrum Plastics are the only qualified approved sources for the materials they provide. As a result, Torotel Products maintains contingent business interruption insurance on these three suppliers' facilities, as well as the customers' production facility, to insure against loss of business income associated with a disruption in production by either supplier or at the customer as a result of a fire, tornado, explosion or other similar type loss.

Torotel Products has not experienced any significant curtailment of production because of material shortages, but any long lead times or high dollar minimum orders could have an adverse impact on sales bookings.

Engineering, Research and Development

Torotel Products does not engage in research and development activities, but it does incur engineering expenses in designing products to meet customer specifications.

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

Environmental Laws

In fiscal year 2016, Torotel Products incurred costs of approximately $23,000 to ensure compliance with federal, state and local regulations on the proper handling, storage, disposal, and discharge of hazardous materials into the environment, or otherwise relating to the protection of employees, the community, and the environment. Torotel Products anticipates similar costs to be incurred in the fiscal year ending April 30, 2017.

Employees

Torotel Products presently employs 138 full-time and 13 part-time employees. We believe an adequate supply of qualified personnel is available in our immediate vicinity. Torotel's employees are not affiliated with any union.

ELECTRONIKA

Until its dissolution Electronika sold ballast transformers to the airline industry primarily for use in DC-8 and DC-9 aircraft. Electronika engaged in minimal business activities during fiscal year 2016 and ceased activities on or about February 2, 2016. On February 8, 2016 Electronika was dissolved and its affairs wound up.

Electronika's sales did not represent a significant portion of any particular market. Electronika had a primary base of approximately five customers, none of which placed any significant orders in fiscal year 2016 prior to the dissolution of Electronika. The ballast transformer industry and market is generally considered to be shrinking due to the age and retirement of the aircraft that use the ballast transformers previously sold by Electronika and due to the lack of usage of these ballasts on newer aircraft. Consistent with Torotel’s projections, Electronika’s sales had declined in recent years from prior levels as many of the aircraft that utilized its ballast transformers have been, or are being, phased out. The limited market for Electronika’s products and the low levels of sales effected through Electronika contributed to Torotel’s decision to dissolve Electronika and wind up its affairs.

Electronika's requirements for raw material, labor, testing, packaging and related services required to complete the manufacture, delivery and sale of the ballast transformers were outsourced pursuant to a Manufacturing Agreement (the Manufacturing Agreement) with Magnetika, Inc. ("Magnetika"), a corporation owned by the Caloyeras family, which presently owns approximately 45% of the common shares of Torotel. In exchange for the services provided to Electronika under the Manufacturing Agreement, Magnetika received 40% of the net sales price of all ballast transformers sold by Electronika. In connection with the dissolution of Electronika, the Manufacturing Agreement was cancelled pursuant to its terms.

ITEM 1A.    Risk Factors

Information not required.

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

Torotel leases approximately 11,000 square feet for manufacturing electro-mechanical assemblies, and larger and higher voltage transformers.  This facility is located in close proximity to the primary facility of Torotel in Olathe, Kansas.  The lease for this property was amended effective April 1, 2016 and continues through September 30, 2016.  The monthly base rent is $8,400.  The aggregate base rent payments during the term of the lease is approximately $8,400.

On July 10, 2014, Torotel entered into a new 36 month real estate lease agreement (the “Bergey Road agreement”) with Bergey Road Industrial Associates to lease approximately 5,000 square feet for manufacturing electromechanical assemblies and other transformers. This facility is located in Hatfield, Pennsylvania. The Bergey Road agreement commenced on August 1, 2014 and continues through July 31, 2017.  The monthly base rent is $2,908.  The cumulative base rent payments during the term of the lease is approximately $104,685.

Present utilization of these facilities is less than 50% of maximum capacity.

ITEM 3.    Legal Proceedings

None.

ITEM 4.    Mine Safety Disclosures

None.

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)Market Information

Trading in Torotel's common stock is conducted on the OTC Market Group’s OTC Pink platform under the symbol "TTLO."

Price Range of Common Stock

The following table sets forth the high and low sales prices of Torotel's common stock as obtained from the Yahoo Finance website at www.finance.yahoo.com. These prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	2016		2015
Fiscal Period	High	Low	High	Low
May to July	$0.75	$0.55	$1.00	$0.60
August to October	0.73	0.55	0.82	0.61
November to January	0.93	0.55	0.76	0.60
February to April	0.94	0.75	0.66	0.60

(b)Approximate Number of Equity Security Holders

Number of
Record Holders as of
Title of Class	June 30, 2016
Common stock, $0.01 par value	437

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

(e)Securities Authorized for Issuance under Equity Compensation Plans

Torotel has certain long-term incentive plan, including a Stock Award Plan (see Note 6 of Notes to Consolidated Financial Statements). The table below includes the number of shares authorized for the Stock Award Plan.

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

There were no unregistered sales of securities by Torotel, or any share repurchases by Torotel, during the fourth quarter of the fiscal year ended April 30, 2016.

ITEM 6.    Selected Financial Data

Information not required.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Torotel conducts business primarily through its wholly owned subsidiary, Torotel Products, and through approximately February 2, 2016, also operated another wholly owned subsidiary Electronika. Electronika was dissolved and its affairs wound up as of February 8, 2016. Electronika’s results of operations, through the date of its dissolution, are included in Torotel’s consolidated statement of operations for years ended April 30, 2015 and April 30, 2016. As a result of the dissolution of Electronika, Torotel no longer sells ballast transformers. Another subsidiary, TMC, provided manufacturing services to Torotel Products. TMC ceased activities on December 31, 2012.

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

The industry mix of Torotel Products' net sales in fiscal year 2016 was 55% defense, 40% commercial aerospace and 5% industrial compared to 55% defense, 34% commercial aerospace and 11% industrial in the fiscal year ended April 30, 2015 (“fiscal year 2015”). We believe the mix in the fiscal year ended April 30, 2017 (“fiscal year 2017”) will remain weighted primarily towards defense.

Business and Industry Considerations

Defense Markets

During fiscal years 2016 and 2015, the amount of consolidated revenues derived from contracts with prime contractors of the U.S. Department of Defense (“DoD”) was approximately 55% for both years.   As a result, our financial results in any period could be impacted substantially by spending cuts in the DoD budget and the funds appropriated for certain military programs.

Despite ongoing budgetary pressures associated with the DoD budget, we believe our overall defense business outlook remains favorable due to the present demand for the potted coil assembly and other existing orders from major defense contractors. As of April 30, 2016, our consolidated order backlog for the defense market was nearly $5.0 million, which included approximately $3.7 million for the potted coil assembly.

Commercial Aerospace and Industrial Markets

We provide magnetic components and electro-mechanical assemblies for a variety of applications in the commercial aerospace and industrial markets. The primary demand drivers for these markets include commercial aircraft orders, oil and gas drilling exploration activity, and general economic growth.  While global economic growth remains positive, the above demand drivers could be impacted by short-term changes in the economy such as spikes or declines in the price of oil, war, terrorism, or changes in regulation. Other threats to our anticipated positive near-term and long-term market outlook include delays on the development and production of new commercial aircraft and competition from international suppliers.  As of April 30, 2016, our consolidated order backlog for the aerospace and industrial markets was $1.4 million.

Business Outlook

Our non-headcoil backlog as of April 30, 2016 as compared to April 30, 2015 decreased from $5.7 million to $4.2 million, a 26% decrease.  Despite the decrease in backlog, we anticipate that net sales for the 2017 fiscal year will be consistent with the 2016 fiscal year.

Consolidated Results of Operations

The following management comments regarding Torotel's results of operations and outlook should be read in conjunction with the Consolidated Financial Statements included pursuant to Item 8 of this Annual Report.

Net Sales

Years ended April 30	2016	2015
Torotel Products:
Magnetic components	$8,339,000	$6,247,000
Potted coil assembly	4,989,000	4,827,000
Electro-mechanical assemblies	2,716,000	2,310,000
Large Transformers	149,000	173,000
Total Torotel Products	$16,193,000	$13,557,000
Electronika (1)	1,000	5,000
Total consolidated net sales	$16,194,000	$13,562,000

(1)	Electronika was dissolved on February 8, 2016 and its affairs wound up.

Consolidated net sales in fiscal year 2016 increased nearly $2,632,000, or 19%, as compared to fiscal year 2015.  For fiscal year 2016, Torotel Products' net sales increased $2,636,000, or 19%, primarily due to higher demand for magnetics.  The increase in magnetic components was expected as a number of new products were in the qualification process until the first quarter of the 2016 fiscal year.

Consolidated net sales in fiscal year 2015 increased nearly 3.5%, or $462,000, as compared to fiscal year 2014. For fiscal year 2015, Torotel Products' net sales increased $459,000, or 3.4%, primarily due to higher demand for electro-mechanical assemblies.

For each of fiscal year 2016 and fiscal 2015 Electronika’s net sales represented a small portion of consolidated net sales.

Gross Profit

Years ended April 30	2016	2015
Torotel Products:
Gross profit	$5,311,000	$4,272,000
Gross profit % of net sales	33%	31%
Electronika:
Gross profit	$—	$3,000
Gross profit % of net sales	—%	60%
Combined:
Gross profit	$5,311,000	$4,275,000
Gross profit % of net sales	33%	32%

Gross profit as a percentage of net sales in fiscal year 2016 increased 1% as compared to fiscal year 2015.  The gross profit percentage of Torotel Products for fiscal year 2016 increased primarily due to higher direct margins associated with the product mix.

Gross profit as a percentage of net sales in fiscal year 2015 decreased 3% as compared to fiscal year 2014. The gross profit percentage of Torotel Products for fiscal year 2015 decreased primarily because of an increase in fixed production costs and lower direct margins associated with the product mix.

For each of fiscal 2016 and fiscal 2015 the gross profit percentage of Electronika represented a small portion of consolidated gross profit.

Operating Expenses

Years ended April 30,	2016	2015
Engineering	$811,000	$745,000
Selling, general and administrative	3,643,000	3,217,000
Total	$4,454,000	$3,962,000

Engineering expense increased 9%, or $66,000, in fiscal year 2016 as compared to fiscal year 2015. This increase primarily resulted from an increase in engineering headcount and software to provide expanded technical capabilities.

Engineering expense increased 23%, or $143,000, in fiscal year 2015 as compared to fiscal year 2014. This increase primarily resulted from an increase in compensation costs due to the hiring of additional engineers to provide expanded technical capabilities.

Selling, general and administrative expenses increased 13%, or $426,000, in fiscal year 2016 as compared to fiscal year 2015. The increase resulted from the following: a $274,000 increase in salaries due to an increase in headcount and higher personnel costs; an $83,000 increase in occupancy costs, and a $69,000 increase in consulting and professional fees.

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

Earnings from Operations

Years ended April 30,	2016	2015
Torotel Products	$1,223,000	$639,000
Electronika	—	3,000
Torotel	(366,000)	(329,000)
Total	$857,000	$313,000

For the reasons discussed in the Net Sales, Gross Profit, and Operating Expenses found above, consolidated earnings from operations increased by 174%, or $544,000, in fiscal year 2016 as compared to fiscal year 2015, and decreased by 61%, or $490,000, in fiscal year 2015 as compared to fiscal year 2014.

Other Earnings Items

Years ended April 30,	2016	2015
Earnings from operations	$857,000	$313,000
Interest expense	25,000	28,000
Earnings before income taxes	832,000	285,000
Provision for income taxes	328,000	165,000
Net earnings	$504,000	$120,000

Interest expense decreased by 11%, or $3,000, in fiscal year 2016 as compared to fiscal year 2015 primarily due to lower levels of capital leases and debt.  Income tax provision increased by $163,000 in fiscal year 2016 as compared to fiscal year 2015.

Interest expense decreased by 17%, or $6,000, in fiscal year 2015 as compared to fiscal year 2014 primarily due to lower levels of capital leases and debt. Income tax provision decreased by $268,000 in fiscal year 2015 as compared to fiscal year 2014.

We evaluate the appropriateness of our deferred income tax asset valuation allowance on a quarterly basis and continue to consider positive and negative trends in our industry that could affect our determination. We believe that our current adjustment to the valuation allowance is appropriate due to anticipated demand over the next few fiscal years related to continuing business in the aerospace and defense markets. We also believe that this demand should generate sufficient taxable earnings to enable us to realize our net deferred tax assets except as discussed above, thus outweighing any negative evidence concerning the cyclical and competitive nature of our industry. Also, we have achieved consistent taxable earnings in recent fiscal years, we have established a recent history of utilizing our net deferred tax asset, our available carryforward periods of our net operating losses are of sufficient length and are at minimum risk of expiring unused, and our products are included in applications that generally have a longer lifecycle.

Return on Capital Employed

Return on Capital Employed ("ROCE") is the primary benchmark used by management to evaluate Torotel's performance. ROCE is intended to measure how effectively and efficiently net operating assets (“NOA”) are used to generate earnings from operations. For these purposes, NOA, or Capital Employed, is defined as "trade receivables + inventory + net property, plant and equipment + other assets - current liabilities". The performance of Torotel's management and the majority of management’s decisions are expected to be measured by whether Torotel's ROCE improves. For the fiscal years ended April 30, 2016 and 2015, Torotel's ROCE was 19.19% and 7.66%, respectively. The increase in ROCE for fiscal year 2016 compared to fiscal year 2015 is largely attributed to a decrease in the deferred tax asset, and higher earnings from operations in fiscal year 2016.

Financial Condition and Liquidity

Cash generated by operations is our primary source of liquidity.  The following table highlights the funds available to us as of April 30, 2016 and 2015:

	2016	2015
Cash	$1,846,000	$1,892,000
Amount available under our line of credit	$500,000	$500,000
Amount available under our equipment loan	$398,000	$316,000

Operating Activities

	2016	2015
Net cash provided by operating activities	$429,000	$278,000

The increase of $151,000 between fiscal year 2016 and fiscal year 2015 is primarily due to an increase in earnings from operations, and the payout of stock appreciation rights in fiscal year 2015 that did not occur in fiscal year 2016.

Investing Activities

	2016	2015
Net cash used in investing activities	$(352,000)	$(453,000)

The change of $101,000 was due to lower capital expenditures in fiscal year 2016 as compared to fiscal year 2015.  Capital expenditures during fiscal year 2016 were primarily related to purchases of new production equipment and machinery.  We expect capital expenditure spending will increase during fiscal year 2017 which is consistent with our growth strategy.

Financing Activities

	2016	2015
Net cash (used in) provided by financing activities	$(123,000)	$29,000

We have used cash generated by operating activities as the primary source for the repayment of our debt.  The change of $152,000 between fiscal year 2016 and fiscal year 2015 is due to an increase in debt obligations for machinery and equipment purchased in May 2015.

Liquidity and Capital Resources

We believe that the projected cash flow from operations, combined with existing cash balances, will be sufficient to meet our funding requirements for the foreseeable future. We have a $500,000 bank line of credit available which could be utilized to help fund any working capital requirements, subject to the adequacy of our borrowing base and other conditions. During fiscal year 2016 we did not utilize this line of credit. We believe that inflation will have only a minimal effect on future operations since such effects should be offset by sales price increases, which are not expected to have a significant effect upon demand.  In addition, we do not believe that inflation had a significant effect on our operations during the past two fiscal years.

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

Revenue Recognition

Revenue is recognized when a fixed price contract or purchase order exists; delivery has occurred; and collection is reasonably assured. Selling terms are FOB Shipping Point so we consider products delivered once they have been shipped and title and risk of loss have been transferred. Our consolidated net sales arising from contracts having deliveries scheduled over a period of more than one year for fiscal years 2016 and 2015 were approximately 0% and 35%, respectively, primarily because of the contract for the potted coil assembly.

Allowance for Doubtful Accounts

Gross trade accounts receivable are offset with an allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review the allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectability. Account balances are charged against the allowance when placed for collection. Recoveries of receivables previously written off are recorded when received. The majority of the customer accounts are considered past due after the invoice becomes older than the customer's normal credit terms. Interest is not charged on past due accounts. The allowance for doubtful accounts was $12,000 at the end of each of fiscal years 2016 and 2015.

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

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Act"), as of April 30, 2016 and based on that evaluation have concluded that these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework contained in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of April 30, 2016.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three month period ending April 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information

None.

Report Of Independent Registered Public Accounting Firm

To the Board of Directors

Torotel, Inc.

We have audited the accompanying consolidated balance sheet of Torotel, Inc. and subsidiaries (collectively, the “Company”) as of April 30, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Torotel, Inc. and subsidiaries as of April 30, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company has adopted new accounting guidance in 2016 related to the classification of deferred income tax balances.

/s/ RubinBrown LLP

Overland Park, Kansas

June 30, 2016

CONSOLIDATED BALANCE SHEETS

	As of April 30,
	2016	2015
ASSETS
Current assets:
Cash	$1,846,000	$1,892,000
Trade receivables, net	1,902,000	1,585,000
Inventories	1,703,000	1,676,000
Prepaid expenses and other current assets	202,000	114,000
	5,653,000	5,267,000

Land	265,000	265,000
Buildings and improvements	1,049,000	1,012,000
Equipment	3,145,000	2,858,000
	4,459,000	4,135,000
Less accumulated depreciation	3,139,000	2,848,000
Property, plant and equipment, net	1,320,000	1,287,000

Deferred income taxes	592,000	836,000
Other assets	115,000	85,000

Total Assets	$7,680,000	$7,475,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$90,000	$122,000
Trade accounts payable	764,000	726,000
Accrued liabilities	468,000	579,000
Customer deposits	29,000	67,000
	1,351,000	1,494,000
Long-term debt, less current maturities	468,000	559,000
Commitments and contingencies
Stockholders' equity:
Common stock; par value $0.01; 6,000,000 shares authorized; 5,615,750 shares issued and outstanding	60,000	60,000
Capital in excess of par value	12,277,000	12,342,000
Accumulated deficit	(6,467,000)	(6,971,000)
Treasury stock, at cost	(9,000)	(9,000)
	$5,861,000	$5,422,000

Total Liabilities and Stockholders' Equity	$7,680,000	$7,475,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended April 30,

	Year Ended
	2016	2015
Net sales	$16,194,000	$13,562,000
Cost of goods sold	10,883,000	9,287,000
Gross profit	5,311,000	4,275,000
Operating expenses:
Engineering	811,000	745,000
Selling, general and administrative	3,643,000	3,217,000
	4,454,000	3,962,000
Earnings from operations	857,000	313,000
Other expense:
Interest expense, net	25,000	28,000
Earnings before provision for income taxes	832,000	285,000
Provision for income taxes	328,000	165,000
Net earnings	$504,000	$120,000
Basic earnings per share	$0.10	$0.02

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

					Treasury	Total
		Common	Excess of	Accumulated	Stock,	Stockholders'
	Shares	Stock	Par Value	Deficit	at cost	Equity
Balance, April 30, 2014	$5,983,545	$60,000	$12,307,000	$(7,091,000)	$(9,000)	$5,267,000
Stock compensation earned	—	—	35,000	—	—	35,000
Net earnings	—	—	—	120,000	—	120,000
Balance, April 30, 2015	5,983,545	60,000	12,342,000	(6,971,000)	(9,000)	5,422,000
Stock compensation credit	—	—	(65,000)	—	—	(65,000)
Net earnings	—	—	—	504,000	—	504,000
Balance, April 30, 2016	$5,983,545	$60,000	$12,277,000	$(6,467,000)	$(9,000)	$5,861,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASHFLOWS

Years ended April 30,

	2016	2015
Cash flows from operating activities:
Net earnings	$504,000	$120,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock compensation cost amortized (credited)	(65,000)	35,000
Depreciation	291,000	339,000
Deferred income taxes	244,000	149,000
Termination and payout of stock appreciation rights	—	(250,000)
Increase (decrease) in cash flows from operations resulting from changes in:
Trade receivables	(317,000)	(83,000)
Inventories	(27,000)	(221,000)
Prepaid expenses and other assets	(90,000)	(40,000)
Trade accounts payable	38,000	257,000
Accrued liabilities	(111,000)	(4,000)
Customer deposits	(38,000)	(24,000)
Net cash provided by operating activities	429,000	278,000
Cash flows from investing activities:
Capital expenditures	(324,000)	(453,000)
Purchase of investments	(28,000)	—
Net cash used in investing activities	(352,000)	(453,000)
Cash flows from financing activities:
Principal payments on long-term debt	(123,000)	(141,000)
Proceeds from long-term debt	—	172,000
Payments on capital lease obligations	—	(2,000)
Net cash (used in) provided by financing activities	(123,000)	29,000
Net decrease in cash	(46,000)	(146,000)
Cash, beginning of year	1,892,000	2,038,000
Cash, end of year	$1,846,000	$1,892,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$25,000	$28,000
Income taxes	$78,000	$26,000

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Torotel, Inc. ("Torotel") conducts business primarily through its wholly owned subsidiary, Torotel Products, Inc. ("Torotel Products"), and until early in the fourth quarter of the fiscal year ended April 30, 2016 also operated another wholly owned subsidiary, Electronika, Inc. ("Electronika") that licensed, marketed, and sold ballast transformers to the airline industry. Electronika was dissolved and its affairs wound up as of February 8, 2016. As a result of the dissolution of Electronika, Torotel no longer sells ballast transformers. Another subsidiary, Torotel Manufacturing Corporation ("TMC"), provided manufacturing services to Torotel Products. TMC ceased activities on December 31, 2012. Torotel specializes in the custom design and manufacture of a wide variety of precision magnetic components, consisting of transformers, inductors, reactors, chokes, toroidal coils, high voltage transformers, dry-type transformers and electro-mechanical assemblies for use in aerospace, industrial and military electronics.

Principles of Consolidation

The consolidated financial statements include the accounts of Torotel, Inc. and its wholly owned subsidiaries, Torotel Products, TMC, and Electronika through its date of dissolution. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. We grant unsecured credit to most of our customers. We do not believe that we are exposed to any extraordinary credit risk as a result of this policy. At various times, and at April 30, 2016, cash balances exceeded federally insured limits. We have not experienced any losses in the cash accounts and we do not believe we are exposed to any significant credit risk with respect to our cash.

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

The carrying amounts of certain financial instruments, including cash, trade receivables and trade accounts payable approximate fair value due to their short maturities. As of April 30, 2016, the amount of our long-term debt approximates fair value based on the present value of estimated future cash flows using a discount rate commensurate with a borrowing rate available to us. The inputs used to estimate the fair value of long-term debt are considered Level 2 inputs.

Treasury Stock

We utilize the weighted average cost method in accounting for treasury stock transactions.

Revenue Recognition

Revenue is recognized when a fixed price contract or purchase order exists; delivery has occurred; and collection is reasonably assured. Selling terms are FOB Shipping Point so we consider our products delivered once they have been shipped and title and risk of loss have been transferred. Our consolidated net sales arising from contracts having deliveries scheduled over a period of more than one year for fiscal years 2016 and 2015 were approximately 0% and 35%, respectively, primarily because of the contract for the potted coil assembly.

Allowance for Doubtful Accounts

Gross trade accounts receivable are offset with an allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review the allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectability. Account balances are charged against the allowance when placed for collection. Recoveries of receivables previously written off are recorded when received. The majority of the customer accounts are considered past due after the invoice becomes older than the customer's credit terms. Interest is not charged on past due accounts. The allowance for doubtful accounts as of April 30, 2016 and 2015 was $12,000 and $12,000, respectively.

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

Advertising Costs

Advertising costs are expensed as incurred. For the years ended April 30, 2016 and 2015 advertising costs were $1,000 and $4,000, respectively.

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

New Accounting Guidance

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard is effective for reporting periods beginning after December 15, 2017 and early adoption permitted for reporting periods beginning after December 15, 2016. The standard will supersede existing revenue recognition guidance, including industry-specific guidance, and will provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The standard requires revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The provisions of this new guidance are effective as of the beginning of Torotel’s first quarter of 2018. Torotel is currently evaluating the transition method to be used and the impact of adoption of this standard on its consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet.

ASU 2016-02 requires expanded disclosures about the nature and terms of lease agreements and is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. Torotel is currently evaluating the potential impact of this standard on its consolidated financial statements.

NOTE 2—INVENTORIES

The following table summarizes the components of inventories, as of April 30 of each year:

	2016	2015
Raw materials	$1,051,000	$1,029,000
Work in process	400,000	445,000
Finished goods	252,000	202,000
	$1,703,000	$1,676,000

NOTE 3—FINANCING AGREEMENTS

On September 27, 2010, Torotel Products entered into a new financing agreement (the “agreement”) with Commerce Bank, N.A (the “Bank”).  The agreement provides for a revolving line of credit, a guidance line of credit, and a real estate term loan. Torotel serves as an additional guarantor to all notes described below. A summary of the notes issued under the agreement are provided below:

	2016	2015
4.05% mortgage note payable in monthly installments of $4,873, including interest, with final payment of $349,000 due January 27, 2019	$456,000	$495,000
4.00% line of credit with a maturity date of September 27, 2016	-	-
Borrowings under an equipment financing line of credit:
4.63% note payable in monthly installments of $7,123, including interest, with final payment due September 26, 2015	-	36,000
4.75% note payable in monthly installments of $2,269, including interest, with final payment due May 27, 2018	53,000	77,000
3.75% note payable in monthly installments of $2,112, including interest, with final payment due April 10, 2018	49,000	73,000
Total long-term debt	558,000	681,000
Less current installments	90,000	122,000
Long-term debt, excluding current installments	$468,000	$559,000

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

On February 21, 2014, Torotel Products refinanced its mortgage note under the agreement with the Bank.  No cash proceeds were received as a result of the refinancing.  Prepayment of the new note up to $100,000 per year is allowed without penalty so long as these funds are generated through internal cash flow and not borrowed from a separate financial institution.  The new note is cross collateralized and cross defaulted with all other facilities of Torotel Products and is secured by a first real estate mortgage on the property located at 620 North Lindenwood Drive in Olathe, Kansas.

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

Torotel Products is also required to comply with specified financial covenants and as of April 30, 2016, Torotel Products was in compliance with these covenants.

The amount of long-term debt maturities by year is as follows:

Year Ending April 30,	Amount
2017	$90,000
2018	96,000
2019	372,000
$558,000

NOTE 4—INCOME TAXES

The components of the provision (benefit) for income taxes are as follows:

	2016	2015
Current tax expense (benefit)
Federal	$9,000	$(1,000)
State	75,000	17,000
	84,000	16,000
Deferred tax expense (benefit)
Federal	254,000	82,000
State	(10,000)	67,000
	244,000	149,000
Total income tax provision	$328,000	$165,000

The provision for income taxes reflected in the consolidated statements of operations differs from the amounts computed at the federal statutory tax rates.

The principal differences between our statutory income tax expense and the effective provision for income taxes are summarized as follows:

	2016	2015
Computed tax expense at statutory rates	$283,000	$98,000
Permanent differences	8,000	9,000
State tax and credits	37,000	13,000
Provision to Return Adjustment	(2,000)	20,000
State Rate Adjustment	—	11,000
Increase in valuation allowance	2,000	14,000
	$328,000	$165,000

We have available as benefits to reduce future income taxes, subject to applicable limitations, estimated federal net operating loss carryforward amounts as described below.  In addition, we have available to us federal and state tax credits that carry forward indefinitely.

NOL
Year of Expiration	Carryforwards
2027	$82,000
2030	28,000
2032	298,000
$408,000

The following table summarizes the components of the net deferred income tax asset:

	2016	2015
Net operating loss carryforwards	$139,000	$467,000
Inventory valuation reserve	147,000	138,000
Loss on equity and impairment in investee	437,000	435,000
Tax credit carryforward	68,000	57,000
Other	238,000	174,000
	1,029,000	1,271,000
Less: valuation allowance	(437,000)	(435,000)
	$592,000	$836,000

We record deferred income tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.  As of April 30, 2016, we anticipate the realization of a portion of our deferred income tax assets. We have adjusted the valuation allowance accordingly in the years ended April 30, 2016 and 2015. The remaining valuation allowance is specifically related to impairment on an investment that would result in a capital loss for tax purposes that we do not anticipate realizing due to the absence of offsetting capital gain income.

We evaluate the appropriateness of our deferred income tax asset valuation allowance on a quarterly basis and continue to consider positive and negative trends in our industry that could affect our determination. We believe that our current adjustment to the valuation allowance is appropriate due to anticipated demand over the next few fiscal years related to continuing business in the aerospace and defense markets. We also believe that this demand should generate sufficient taxable earnings to enable us to realize our net deferred tax assets except as discussed above, thus outweighing any negative evidence concerning the cyclical and competitive nature of our industry. Also, we have achieved consistent taxable earnings in recent fiscal years, we have established a recent history of utilizing our net deferred tax asset, our available carryforward periods of our net operating losses are of sufficient length and are at minimum risk of expiring unused, and our products are included in applications that generally have a longer lifecycle.

As of April 30, 2016, the federal tax returns for the fiscal years ended 2011 through 2015 are open to audit until the statute of limitations closes for the years in which the net operating losses are utilized. We recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense. As of April 30, 2016, we recorded no accrued interest or penalties related to uncertain tax positions. We expect no significant change in the amount of unrecognized tax benefit, accrued interest or penalties within the next twelve months.

NOTE 5—COMMITMENTS AND CONTINGENCIES

As part of our ongoing operations, we enter into arrangements that obligate us to make future payments to various parties. Some of these contractual obligations are not reflected on the accompanying consolidated balance sheets due to the nature of the obligations. Such obligations include operating leases for production space and for equipment.

On December 20, 2013, we entered into a real estate lease agreement to lease approximately 11,000 square feet for manufacturing electromechanical assemblies and larger transformers.  This agreement commenced on March 1, 2014 and was originally scheduled to terminate on February 29, 2016.  The agreement was renewed and commenced April 1, 2016 and ends September 30, 2016.

On July 10, 2014, we entered into a new real estate lease agreement to lease approximately 5,000 square feet for manufacturing electromechanical assemblies and other transformers.  This agreement commenced on August 1, 2014 and continues through July 31, 2017.

Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods free of rent. Total rent expense for all operating leases for the years ended April 30, 2016 and 2015 was $193,000 and $176,000, respectively.

Future minimum lease payments under non-cancellable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of April 30, 2016 are:

Operating
Year Ending April 30,	Leases
2017	$105,000
2018	17,000
2019	4,000
$126,000

NOTE 6—EMPLOYEE INCENTIVE PLANS

Short-term Cash Incentive Plan

The Short-term Cash Incentive Plan ("STIP") became effective for fiscal year 2008. The purpose of the STIP is to promote the long-term financial performance of Torotel by providing key employees with the opportunity to earn cash awards for accomplishing annual goals for Return on Capital Employed ("ROCE") as defined in the STIP. For the years ended April 30, 2016 and 2015, total short-term cash incentive plan expense was $0 and $0, respectively.

Long-term Incentive Plans

The Long-term Incentive Plans ("LTIPs"), which consist of a Stock Award Plan and a Long-term Cash Incentive Plan, also became effective for fiscal year 2008. The purpose of the LTIPs is to provide incentives that will attract and retain highly competent persons as key employees to promote the long-term financial performance of Torotel by providing key employees an opportunity to earn stock and cash awards for accomplishing long-range goals for sales growth, earnings growth, ROCE and debt to equity, as defined and measured in each of the Stock Award Plan and the Long-term Cash Incentive Plan.

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

Long-term Cash Incentive Plan

The Long-term Cash Incentive Plan ("LTCIP") provides key employees with the opportunity to earn cash awards for accomplishing plan goals based on predetermined targets for average annual sales and earnings growth, ROCE and debt to equity. Under the terms of the LTCIP, awards will not be paid if Torotel's performance on any LTCIP metric is less than the threshold level of performance defined for that LTCIP metric. For the years ended April 30, 2016 and 2015, total long-term cash incentive plan expense was $0 for both years.

Performance Bonus

We provided discretionary performance bonuses for employees not participating in the above incentive plans.  Total expense for these bonuses was $176,000 and $0 for the years ended April 30, 2016 and 2015.

401(k) Retirement Plan

We have a 401(k) Retirement Plan for Torotel Products' employees. Employer contributions to that plan are at the discretion of the Board of Directors. Employer contributions to the plan for the years ended April 30, 2016 and 2015 were $35,000 and $11,000, respectively.

NOTE 7—RESTRICTED STOCK AGREEMENTS

Restricted Stock Agreements, and stock awards thereunder, are authorized by the Compensation and Nominating Committee ("Committee") and the Board of Directors of Torotel. The terms of the Restricted Stock Agreements afford the grantees all of the rights of a stockholder with respect to the award shares, including the right to vote such shares and to receive dividends and other distributions payable with respect to such shares since the date of award. Under the terms of each agreement, the non-vested shares are restricted as to disposition and subject to forfeiture under certain circumstances. The agreements further provide, subject to certain conditions, that if prior to all of the restricted shares having been released, we undergo a change in control, then all of the restricted shares shall be released and no longer subject to restrictions under the agreements.  The restricted shares are treated as non-vested stock; accordingly, the fair value of the restricted stock at the date of award is offset against capital in excess of par value in the accompanying consolidated balance sheets under stockholders' equity.

On June 17, 2013, we entered into Restricted Stock Agreements with three key employees pursuant to the SAP. The aggregate amount of the restricted stock awards was 400,000 shares of common stock. These shares were transferred from treasury shares. Based on the market price of $0.50 for our common stock as of June 17, 2013, the aggregate fair value of the restricted stock at the date of award was $200,000. The shares issued pursuant to the Restricted Stock Agreements on June 17, 2013 are restricted and may not be sold, assigned, pledged or otherwise disposed of until the restrictions lapse. The restrictions will lapse on the fifth anniversary of the date of grant if during the five (5) year restriction period, (1) Torotel's cumulative annual growth in earnings before interest and taxes ("EBIT") is at least 10% and (2) Torotel's average return on capital employed ("ROCE") is at least 25%. The restrictions will also lapse, if prior to the fifth anniversary of the date of grant, (1) the grantee's employment with Torotel (or a subsidiary thereof) is terminated by reason of disability, (2) the grantee dies, or (3) the Committee, in its sole discretion, terminates the restrictions. If the restrictions on such shares have not lapsed by the fifth anniversary of the date of grant, such shares will be forfeited to Torotel. Stock compensation cost net of an appropriate pre-vesting forfeiture rate is recorded per quarter for the remainder of the vesting period provided the financial performance metrics as outlined in the SAP are likely to be attained. However, due to updated projections developed in the third quarter of fiscal year 2016, the likelihood of achieving the financial performance metrics as outlined in each Restricted Stock Agreement was classified as not probable. As a result, we stopped amortizing the stock compensation cost associated with the restricted stock awarded on July 17, 2013 and recovered the previously amortized stock compensation cost of $88,000 in the third quarter ended January 31, 2016. The 350,000 shares associated with the Restricted Stock Agreements dated June 17, 2013 are expected to be reverted to treasury shares during the fiscal year 2017.

Total stock compensation cost for the years ended April 30, 2016 and 2015 was a credit of $65,000 and an expense of $35,000, respectively. Restricted stock activity for each period through April 30, 2016 and 2015 is summarized as follows:

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

The basic earnings per common share were computed as follows:

	Year Ended
	2016	2015
Net earnings	$504,000	$120,000
Amounts allocated to participating securities (nonvested restricted shares)	—	(4,000)
Net income attributable to common shareholders	$504,000	$116,000
Basic weighted average common shares	5,265,750	5,265,750
Earnings per share attributable to common shareholders:
Basic earnings per share	$0.10	$0.02

ASC 260, Earnings per Share, provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be participating securities and must be included in the computation of earnings per share pursuant to the two-class method.  Diluted earnings per share is not presented as we do not have any shares considered incremental and dilutive.

NOTE 10—ACCRUED LIABILITIES

Accrued liabilities as of April 30 of each year consist of the following:

	2016	2015
Employee related expenses:
Accrued payroll	$236,000	$259,000
Accrued payroll taxes	19,000	27,000
Accrued employee benefits	115,000	68,000
	$370,000	$354,000
Other, including interest:
Warranty reserve	67,000	$115,000
Property taxes	31,000	28,000
Other	—	82,000
	$98,000	$225,000
	$468,000	$579,000

NOTE 11—AGREEMENTS WITH RELATED PARTY

Electronika's requirements for raw material, labor, testing, packaging and related services required to complete the manufacture, delivery and sale of the ballast transformers were outsourced pursuant to a Manufacturing Agreement (“Agreement”) with Magnetika, a corporation owned by the Caloyeras family. Under the terms of the Agreement, Electronika was obligated to order all of its ballast transformer requirements exclusively from Magnetika. In exchange for the services provided to Electronika under the Agreement, Magnetika received 40% of the net sales price of all ballast transformers sold by Electronika. The Agreement was terminated pursuant to its terms in February 2016 in connection with the dissolution of Electronika and the winding up of its affairs. In the fiscal year ended April 30, 2016, Electronika recouped incurred costs of $6,000 for goods purchased, (all of which was paid prior to the dissolution of Electronika). In the fiscal year ended April 30, 2015, Electronika incurred costs of $2,000 for goods purchased on trade terms of net 20 days pursuant to the Agreement. Of the amount purchased, $4,000 was due and payable as of April 30, 2015.

NOTE 12—CUSTOMER DEPOSITS

For certain customers, we collect payment at the time the order is placed.  These deposits are classified as a liability and will be recognized as revenue at the time of shipment in accordance with our revenue recognition policy.  As of April 30, 2016 we had approximately $29,000 in customer deposits related to this arrangement.

NOTE 13—SELF-INSURANCE CAPTIVE

We are a member of a limited liability company formed as an insurance association captive (the "captive") in order to provide partially self-insured health benefits to our employees that elect coverage under the plan. Our membership percentage in this captive is approximately 0.5% and represents an investment of $87,000.  Therefore, our investment is accounted for utilizing the cost method of accounting. Our risk of loss is limited to our investment in the captive and we are not required to fund additional capital to the captive in the event of negative capital accounts.  Our share of net income from the captive is based on our ratio of contribution to the captive.  No income has been allocated in either fiscal year 2015 or 2016.

We maintain a reserve for incurred but not reported medical claims and claim development. Our reserve is an estimate based on historical experience and other assumptions, some of which are subjective. We adjust our self-insured medical benefits reserve as we experience changes due to medical inflation, changes in the number of plan participants and changes to specific cases.  Our total reserve for these claims for the fiscal years ended April 30, 2016 and 2015 was $32,000 and $63,000 respectively.

NOTE 14—SEGMENT INFORMATION

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

Torotel’s net sales by product line and geography for the periods presented were as follows:

Years ended April 30	2016	2015
Torotel Products:
Magnetic components	$8,339,000	$6,247,000
Potted coil assembly	4,989,000	4,827,000
Electro-mechanical assemblies	2,716,000	2,310,000
Large Transformers	149,000	173,000
Total Torotel Products	$16,193,000	$13,557,000
Electronika (1)	1,000	5,000
Total consolidated net sales	$16,194,000	$13,562,000

(1)	Electronika was dissolved on February 8, 2016 and its affairs wound up.

Years ended April 30,	2016	2015
Domestic	$15,022,000	$12,341,000
Foreign	1,172,000	1,221,000
Total consolidated net sales	$16,194,000	$13,562,000

Torotel Products currently has a primary base of approximately 23 customers that provide nearly 90% of its annual sales volume.  Sales to two major customers as a percentage of consolidated net sales for the year ended April 30, 2016 was 35% and 28% respectively. Sales to two major customers as a percentage of consolidated net sales for the year ended April 30, 2015 was 41% and 19% respectively.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the information contained in our definitive proxy statement to be filed with the SEC no later than 120 days after the end of our most recent fiscal year in connection with our 2016 Annual Meeting of Shareholders.

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

ITEM 11.    Executive Compensation

The information required by this item is incorporated by reference to the information contained in our definitive proxy statement to be filed with the SEC no later than 120 days after the end of our most recent fiscal year in connection with our 2016 Annual Meeting of Shareholders.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information contained in our definitive proxy statement to be filed with the SEC no later than 120 days after the end of our most recent fiscal year in connection with our 2016 Annual Meeting of Shareholders.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information contained in our definitive proxy statement to be filed with the SEC no later than 120 days after the end of our most recent fiscal year in connection with our 2016 Annual Meeting of Shareholders.

ITEM 14.    Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the information contained in our definitive proxy statement to be filed with the SEC no later than 120 days after the end of our most recent fiscal year in connection with our 2016 Annual Meeting of Shareholders.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules

(a)

(b) Exhibits (Electronic Filing Only)

Exhibit 3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of Form 8-K filed with the SEC on September 25, 2009, SEC File Number 001-08125)
Exhibit 3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 of Form 8-K filed with the SEC on July 7, 2006, SEC File Number 001-08125)
Exhibit 10.1#	Form of Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the SEC on July 7, 2006, SEC File Number 001-08125)
Exhibit 10.2	Promissory note for real estate term loan, executed February 21, 2014 (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the SEC on February 27, 2014, SEC File Number 001-08125)
Exhibit 10.3#	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the SEC on June 19, 2013, SEC File Number 001-08125)
Exhibit 10.4#	Short-term Cash Incentive Plan (incorporated by reference to Exhibit 10.8 of Form 10-KSB filed with the SEC on July 30, 2007, SEC File Number 001-08125)
Exhibit 10.5#	Stock Award Plan (incorporated by reference to Exhibit 10.9 of Form 10-KSB filed with the SEC on July 30, 2007, SEC File Number 001-08125)
Exhibit 10.6#	Long-term Cash Incentive Plan (incorporated by reference to Exhibit 10.10 of Form 10-KSB filed with the SEC on July 30, 2007, SEC File Number 001-08125)
Exhibit 10.7

Standard Industrial/Commercial Multi-Tenant Lease - Net dated July 30, 2010 by and between 96-OP Prop, LLC, a Kansas limited liability company, and Torotel (Incorporated by reference to Exhibit 10.8 of Form 8-K filed with the SEC on August 4, 2010, SEC File Number 001-08125)

Exhibit 10.8

First Amendment to Lease dated December 20, 2013 by and between 96-OP Prop, L.L.C., a Kansas limited liability company, and Torotel (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the SEC on December 24, 2013, SEC File Number 001-08125)

Exhibit 10.9	Commerce Financing Agreements (incorporated by reference to Exhibit 10.11 of Form 10-Q filed with the SEC on December 15, 2010, SEC File Number 001-08125)
Exhibit 10.19	Promissory Note for Real Estate Term Loan, executed February 21, 2014 (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the SEC on February 27, 2014, SEC File Number 001-08125)
Exhibit 10.11

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

Exhibit 21*	Subsidiaries of the Registrant
Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Act
Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Act
Exhibit 32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith
#	Designates a management contract, or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Torotel, Inc.

By:	/s/ HEATH C. HANCOCK
Heath C. Hancock
Chief Financial Officer Principal Financial Officer

	Date:	June 30, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ DALE H. SIZEMORE, JR.		By:	/s/ ANTHONY L. LEWIS
	Dale H. Sizemore, Jr.			Anthony L. Lewis
	Chairman of the Board, President,			Director
Chief Executive Officer (Principal Executive Officer) and Director

	Date:	June 30, 2016		Date:	June 30, 2016

By:	/s/ RICHARD A. SIZEMORE		By:	/s/ STEPHEN K. SWINSON
	Richard A. Sizemore			Stephen K. Swinson
	Director			Director

	Date:	June 30, 2016		Date:	June 30, 2016

By:	/s/ BARRY B. HENDRIX		By:	/s/ HEATH C. HANCOCK
	Barry B. Hendrix			Heath C. Hancock
	Director			Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer

	Date:	June 30, 2016		Date:	June 30, 2016