Form 10-Q
period 2016-07-31
TOROTEL INC
filed 2016-09-12
CIK 98752

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

or

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

As of September 12, 2016, there were 5,615,750 shares of Common Stock, $.01 par value, outstanding.

TOROTEL, INC AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	July 31, 2016	April 30, 2016
ASSETS
Current assets:
Cash	$1,733,000	$1,846,000
Trade receivables, net	1,988,000	1,902,000
Inventories	1,939,000	1,703,000
Prepaid expenses and other current assets	239,000	202,000
	5,899,000	5,653,000

Land	265,000	265,000
Buildings and improvements	1,085,000	1,049,000
Equipment	3,296,000	3,145,000
	4,646,000	4,459,000
Less accumulated depreciation	3,202,000	3,139,000
Property, plant and equipment, net	1,444,000	1,320,000

Deferred income taxes	506,000	592,000
Other assets	115,000	115,000

Total Assets	$7,964,000	$7,680,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$91,000	$90,000
Trade accounts payable	853,000	764,000
Accrued liabilities	579,000	468,000
Customer deposits	10,000	29,000
	1,533,000	1,351,000
Long-term debt, less current maturities	445,000	468,000
Commitments and contingencies	—	—
Stockholders' equity:
Common stock; par value $0.01; 6,000,000 shares authorized; 5,615,750 shares issued and outstanding	60,000	60,000
Capital in excess of par value	12,277,000	12,277,000
Accumulated deficit	(6,342,000)	(6,467,000)
Treasury stock, at cost	(9,000)	(9,000)
	$5,986,000	$5,861,000

Total Liabilities and Stockholders' Equity	$7,964,000	$7,680,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	July 31, 2016	July 31, 2015
Net sales	$4,091,000	$4,054,000
Cost of goods sold	2,555,000	2,764,000
Gross profit	1,536,000	1,290,000
Operating expenses:
Engineering	207,000	189,000
Selling, general and administrative	1,112,000	995,000
	1,319,000	1,184,000
Earnings from operations	217,000	106,000
Other expense:
Interest expense, net	6,000	6,000
Earnings before provision for income taxes	211,000	100,000
Provision for income taxes	86,000	39,000
Net earnings	$125,000	$61,000
Basic earnings per share	$0.02	$0.01

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	July 31, 2016	July 31, 2015
Cash flows from operating activities:
Net earnings	$125,000	$61,000
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Stock compensation cost amortized	—	8,000
Depreciation	63,000	93,000
Deferred income taxes	86,000	46,000
Increase (decrease) in cash flows from operations resulting from changes in:
Trade receivables	(86,000)	(216,000)
Inventories	(236,000)	(212,000)
Prepaid expenses and other assets	(37,000)	(55,000)
Trade accounts payable	89,000	124,000
Accrued liabilities	111,000	(111,000)
Customer deposits	(19,000)	19,000
Net cash provided by (used in) operating activities	96,000	(243,000)
Cash flows from investing activities:
Capital expenditures	(187,000)	(178,000)
Net cash used in investing activities	(187,000)	(178,000)
Cash flows from financing activities:
Principal payments on long-term debt	(22,000)	(44,000)
Net cash used in financing activities	(22,000)	(44,000)
Net decrease in cash	(113,000)	(465,000)
Cash, beginning of period	1,846,000	1,892,000
Cash, end of period	$1,733,000	$1,427,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$6,000	$6,000
Income taxes	$19,150	$22,000

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The consolidated condensed balance sheet as of April 30, 2016, which has been derived from the audited financial statements of Torotel, Inc. ("Torotel"), is accompanied by the unaudited interim consolidated condensed financial statements, which reflect the normal recurring adjustments that in the opinion of management are necessary to present fairly Torotel’s consolidated financial position at July 31, 2016, and the consolidated results of operations and cash flows for the three months ended July 31, 2016, and 2015, respectively.

The unaudited interim consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although management believes the disclosures made are adequate to make the information not misleading. The financial statements contained herein should be read in conjunction with Torotel’s consolidated financial statements and related notes filed on Torotel's Form 10-K for the year ended April 30, 2016 as filed with the SEC on June 30, 2016.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard is effective for reporting periods beginning after December 15, 2017 and early adoption permitted for reporting periods beginning after December 15, 2016. The standard will supersede existing revenue recognition guidance, including industry-specific guidance, and will provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The standard requires revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The provisions of this new guidance are effective as of the beginning of Torotel’s first fiscal quarter of 2019. Torotel is currently evaluating the transition method to be used and the impact of adoption of this standard on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), in order to increase transparency and comparability amount organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 requires expanded disclosures about the nature and terms of lease agreements and is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. Torotel is currently evaluating the potential impact of this standard on its consolidated financial statements.

NOTE 2 — NATURE OF OPERATIONS

Torotel conducts business primarily through its wholly owned subsidiary, Torotel Products, Inc. (“Torotel Products”), and until early in the fourth quarter of the fiscal year ended April 30, 2016 also operated another wholly owned subsidiary, Electronika, Inc. (“Electronika”) that licensed, marketed, and sold ballast transformers to the airline industry.  Electronika was dissolved and its affairs wound up as of February 8, 2016. As a result of the dissolution of Electronika, Torotel no longer sells ballast transformers. Torotel specializes in the custom design and manufacture of a wide variety of precision magnetic components, consisting of transformers, inductors, reactors, chokes, toroidal coils, high voltage transformers, dry-type transformers and electro-mechanical assemblies, for use in commercial, industrial and military electronics.

NOTE 3—INVENTORIES

The following table summarizes the components of inventories:

	July 31, 2016	April 30, 2016
Raw materials	$1,175,000	$1,051,000
Work in process	491,000	400,000
Finished goods	273,000	252,000
	$1,939,000	$1,703,000

NOTE 4—FINANCING AGREEMENTS

Torotel Products has a financing agreement (the “financing agreement”) with Commerce Bank, N.A. (the “Bank”).  The financing agreement provides for a revolving line of credit, a guidance line of credit, and a real estate term loan. Torotel serves as an additional guarantor to all notes described below. A summary of the notes outstanding under the financing agreement is provided below:

	July 31, 2016	April 30, 2016
4.05% mortgage note payable in monthly installments of $4,873, including interest, with final payment of $349,000 due January 27, 2019	$446,000	$456,000
4.00% line of credit with a maturity date of September 27, 2016	-	-
Borrowings under an equipment financing line of credit:
4.75% note payable in monthly installments of $2,269, including interest, with final payment due May 27, 2018	47,000	53,000
3.75% note payable in monthly installments of $2,112, including interest, with final payment due April 10, 2018	43,000	49,000
Total long-term debt	536,000	558,000
Less current installments	91,000	90,000
Long-term debt, excluding current installments	$445,000	$468,000

The revolving line of credit, to be used for working capital purposes, is renewable annually.  The associated interest rate is equal to the greater of the floating Commerce Bank Prime Rate (currently 3.5%) or a floor of 4% (as listed above).  Monthly repayments of interest only are required with the principal due at maturity.  The maximum borrowing of this line of credit is $500,000.  This revolving line of credit is cross collateralized and cross defaulted with all other facilities of Torotel Products with the Bank and is secured by a first lien on all business assets of Torotel Products.

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

Torotel is also required to comply with specified financial covenants in its guaranty of the financing agreement. As of July 31, 2016, Torotel was in compliance with these covenants.

NOTE 5—INCOME TAXES

As of July 31, 2016, the federal tax returns for the fiscal years ended 2014 through 2016 are open to audit until the statute of limitations closes for the years in which our net operating losses are utilized. We would recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.   As of July 31, 2016, we recorded no accrued interest or penalties related to uncertain tax positions. We expect no significant change in the amount of unrecognized tax benefit, accrued interest or penalties within the next twelve months.

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

On June 17, 2013, we entered into Restricted Stock Agreements with three key employees pursuant to the “Stock Award Plan”. The aggregate amount of the restricted stock awards was 400,000 shares of common stock. These shares were transferred from treasury shares. Based on the market price of $0.50 for our common stock as of June 17, 2013, the fair value of the restricted stock at the date of award was $200,000. The shares issued pursuant to the Restricted Stock Agreements on June 17, 2013 are restricted and may not be sold, assigned, pledged or otherwise disposed of until the restrictions lapse. The restrictions will lapse on the fifth anniversary of the date of grant if during the five year restriction period, (1) Torotel's cumulative annual growth in earnings before interest and taxes ("EBIT") is at least 10% and (2) Torotel's average return on capital employed ("ROCE") is at least 25%. The restrictions will also lapse, if prior to the fifth anniversary of the date of grant, (1) the grantee's employment with Torotel is terminated by reason of disability, (2) the grantee dies, or (3) the Committee, in its sole discretion, terminates the restrictions. If the restrictions on such shares have not lapsed by the fifth anniversary of the date of grant, such shares will be forfeited to Torotel.  Stock compensation cost net of an appropriate pre-vesting forfeiture rate is recorded per quarter for the remainder of the vesting period provided the financial performance metrics as outlined in the Stock Award Plan are likely to be attained. However, due to updated projections developed in the third quarter of fiscal year 2016, the likelihood of achieving the financial performance metrics as outlined in the Restricted Stock Agreement was classified as not probable. As a result, we stopped amortizing the stock compensation cost associated with the restricted stock awarded on July 17, 2013 and recovered the previously amortized stock compensation cost of $88,000 in the third quarter ended January 31, 2016. The 350,000 shares associated with the restricted stock awards dated June 17, 2013, are expected to be reverted to treasury shares during the fiscal year 2017.

Total stock compensation cost for the three months ended July 31, 2016 and 2015 was $0 and $8,000, respectively.

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

The shares of common stock outstanding as of July 31 of each year are summarized as follows:

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

The basic earnings per common share were computed as follows:

	Three Months Ended
	July 31, 2016	July 31, 2015
Net earnings	$125,000	$61,000
Amounts allocated to participating securities (nonvested restricted shares)	(8,000)	(4,000)
Net income attributable to common shareholders	$117,000	$57,000
Basic weighted average common shares	5,265,750	5,265,750
Earnings per share attributable to common shareholders:
Basic earnings per share	$0.02	$0.01

ASC 260, Earnings per Share, provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be participating securities and must be included in the computation of earnings per share pursuant to the two-class method.  Diluted earnings per share is not presented as we do not have any shares considered incremental and dilutive.

NOTE 9—CUSTOMER DEPOSITS

For certain customers, we collect payment at the time the order is placed.  These deposits are classified as a liability and will be recognized as revenue at the time of shipment in accordance with our revenue recognition policy.  As of July 31, 2016 we had approximately $10,000 in customer deposits related to these arrangements.

NOTE 10 — CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable.  We grant unsecured credit to most of our customers.  We do not believe that we are exposed to any extraordinary credit risk as a result of this policy.  At various times, and at July 31, 2016, cash balances exceeded federally insured limits. However, we have incurred no losses in the cash accounts and we do not believe we are exposed to any significant credit risk with respect to our cash.

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

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Torotel, Inc. ("Torotel") conducts business primarily through its wholly owned subsidiary, Torotel Products, Inc. ("Torotel Products"), and through approximately February 2, 2016, also operated another wholly owned subsidiary, Electronika, Inc. ("Electronika"). Electronika was dissolved and its affairs wound up as of February 8, 2016. Because it conducted business during the fiscal year ended April 30, 2016, Electronika’s results of operations are included in Torotel’s consolidated statement of operations for the comparative quarter ended July 31, 2015. As a result of the dissolution of Electronika, Torotel no longer sells ballast transformers.

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

The industry mix of the customers that accounted for Torotel Products’ net sales for the first three months of the fiscal year ending April 30, 2017 (“fiscal year 2017”) was 53% defense, 41% commercial aerospace, and 6% industrial compared to 54% defense, 41% commercial aerospace, and 5% industrial for the same period in the fiscal year ending April 30, 2016 (“fiscal year 2016”).  Also, approximately 93% of Torotel Products’ sales during the first three months of fiscal year 2017 have been derived from domestic customers.

Torotel Products is an approved source for magnetic components used in numerous military and commercial aerospace systems, which means Torotel Products is automatically solicited for any procurement needs for such applications.  The magnetic components manufactured by Torotel Products are sold primarily in the United States, and most sales are awarded on a competitive bid basis.  The markets in which Torotel Products competes are highly competitive.  A substantial number of companies sell components of the type manufactured and sold by Torotel Products.  In addition, Torotel Products sells to a number of customers who have the capability of manufacturing their own electronic components.  The principal methods of competition for electronic products in the markets served by Torotel Products include, among other factors, price, on-time delivery performance, lead times, customized product engineering and technical support, marketing capabilities, quality assurance, manufacturing efficiency, and existing relationships with customers’ engineers.  While we believe magnetic components are generally not susceptible to rapid technological change, Torotel Products’ sales, which do not represent a significant share of the industry’s market, are susceptible to decline given the competitive nature of the market.

Business and Industry Considerations

Defense Markets

During the first three months of fiscal years 2017 and 2016, the amount of consolidated revenues derived from contracts with prime contractors of the U.S. Department of Defense (“DoD”) was approximately 53% and 54% respectively.   As a result, our financial results in any period could be impacted substantially by spending cuts in the DoD budget and the funds appropriated for certain military programs.

Despite ongoing pressures associated with the DoD budget, we believe our overall defense business outlook remains favorable due to the present demand for the potted coil assembly and other existing orders from major defense contractors. As of July 31, 2016, our consolidated order backlog for the defense market was nearly $3.6 million, which included $2.4 million for the potted coil assembly.

Commercial Aerospace and Industrial Markets

We provide magnetic components and electro-mechanical assemblies for a variety of applications in the commercial aerospace and industrial markets. The primary demand drivers for these markets include commercial aircraft orders, oil and gas drilling exploration activity, and general economic growth. While domestic economic growth remains positive, the above demand drivers could be impacted by short-term changes in the economy such as spikes or declines in the price of oil, war, terrorism, or changes in regulation. Other threats to our anticipated positive near-term and long-term market outlook include delays on the development and production of new commercial aircraft and competition from international suppliers. As of July 31, 2016, our consolidated order backlog for the aerospace and industrial markets was $1.8 million.

Business Outlook

Our non-headcoil backlog as of July 31, 2016 as compared to July 31, 2015 decreased from $5.3 million to $3.0 million, a 43% decrease. However, a significant portion of our business has been converted to long-term agreements. Approximately $1 million of revenue in the quarter ended July 31, 2016 was not on our backlog at April 30, 2016. We anticipate that net sales for the 2017 fiscal year will be comparable with the net sales for the 2016 fiscal year of $16.2 million.

Consolidated Results of Operations

The following management comments regarding Torotel’s results of operations and outlook should be read in conjunction with the Consolidated Condensed Financial Statements and Notes to the Consolidated Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report.

This discussion and analysis of the results of operations include the operations of Torotel and its subsidiary Torotel Products as of July 31, 2016. Until its dissolution in February of 2016, Electronika engaged in minimal business activities during fiscal year 2016. In the first quarter of fiscal year 2016 Electronika’s operations did not result in any net sales or earnings from operations for Torotel.

Net Sales

	Three Months Ended
	July 31, 2016	July 31, 2015
Torotel Products:
Magnetic components	$2,050,000	$1,956,000
Potted coil assembly	1,299,000	1,218,000
Electro-mechanical assemblies	742,000	848,000
Large Transformers	—	32,000
Total Torotel Products	$4,091,000	$4,054,000

Consolidated net sales in the three months ended July 31, 2016 increased 1% or $37,000 compared to the three months ended July 31, 2015.  Torotel Products' net sales increased during the three month period ended July 31, 2016 versus the comparable period in fiscal year 2016 primarily because of higher demand in magnetics during the three months ended July 31, 2016.

Gross Profit

	Three Months Ended
	July 31, 2016	July 31, 2015
Torotel Products:
Gross profit	$1,536,000	$1,290,000
Gross profit % of net sales	38%	32%

Consolidated gross profit increased by 19% or $246,000 in the three months ended July 31, 2016 compared to the three months ended July 31, 2015. The gross profit of Torotel Products increased during the three month period ended July 31, 2016 compared to the comparable period in fiscal year 2016 primarily due to higher direct margins associated with the product mix sold by Torotel Products.

Operating Expenses

	Three Months Ended
	July 31, 2016	July 31, 2015
Engineering	$207,000	$189,000
Selling, general and administrative	1,112,000	995,000
Total	$1,319,000	$1,184,000

Engineering expenses increased nearly 10%, or $18,000 in the three months ended July 31, 2016 compared to the three months ended July 31, 2015.  The increase primarily resulted from an increase in engineering headcount.

Selling, general and administrative expenses increased 12% or $117,000 in the three months ended July 31, 2016 as compared to the same period in the prior fiscal year. The increase resulted from the following: a $115,000 increase in professional and accounting fees; a $32,000 increase in occupancy charges; a $28,000 increase in recruiting; a $26,000 increase in salaries and an $11,000 increase in employee relations. These increases were offset partially by a $63,000 decrease in consulting expense and a $32,000 decrease in IT expenses.

Earnings from Operations

	Three Months Ended
	July 31, 2016	July 31, 2015
Torotel Products	$466,000	$247,000
Torotel	(249,000)	(141,000)
Total	$217,000	$106,000

For the reasons discussed under each of the Net Sales, Gross Profit, and Operating Expenses headings above, consolidated earnings from operations increased by 105%, or $111,000 for the three months ended July 31, 2016 when compared to the three months ended July 31, 2015.

Other Earnings Items

	Three Months Ended
	July 31, 2016	July 31, 2015
Earnings from operations	$217,000	$106,000
Interest expense	6,000	6,000
Earnings before income taxes	211,000	100,000
Provision for income taxes	86,000	39,000
Net earnings	$125,000	$61,000

We anticipate that our effective income tax rate for fiscal year 2017 will be 39.2%.  The effective income tax rate was 38.5% for the same period in the prior year. For additional discussion related to Income Taxes, see Note 5 of Notes to Consolidated Financial Statements.

Return on Capital Employed

Return on capital employed ("ROCE") is the primary benchmark used by management to evaluate Torotel's performance. ROCE is intended to measure how effectively and efficiently net operating assets ("NOA") are used to generate earnings from operations. For these purposes, NOA, or capital employed, is defined as "trade receivables + inventory + net property, plant and equipment + other assets – current liabilities." The performance of Torotel's management and the majority of management’s decisions are expected to be measured by whether Torotel's ROCE improves. The ROCE for the 12-month trailing period ended July 31, 2016 and 2015 was 16.58% and 13.16%, respectively. This change in ROCE is attributable to higher earnings in the first three months of fiscal year 2017.

Financial Condition and Liquidity

Cash generated by operations is our primary source of liquidity. The following table highlights the sources of liquidity available to us as of July 31, 2016 and 2015, and compares net cash provided by (used in) operating activities during the three months ended July 31, 2016 compared to the three months ended July 31, 2015.

	2016	2015
Cash	$1,733,000	$1,427,000
Amount available under our line of credit	$500,000	$500,000
Amount available under our equipment loan	$410,000	$348,000

Operating Activities

	2016	2015
Net cash provided by (used in) operating activities	$96,000	$(243,000)

The $339,000 increase in net cash provided by operating activities during the three months ended July 31, 2016 versus the comparable period of the 2016 fiscal year is primarily due to an increase in earnings from operations.

Investing Activities

	2016	2015
Net cash used in investing activities	$(187,000)	$(178,000)

The change of $9,000 in net cash used in investing activities during the three months ended July 31, 2016 compared to the comparable period of the 2016 fiscal year was due to slightly higher capital expenditures in the first three months of fiscal year 2017 as compared to the first three months of fiscal year 2016. Capital expenditures during each of the three months ended July 31, 2017 and July 31, 2016 were primarily related to purchases of new production equipment and machinery. We do expect capital expenditure spending to continue during the remainder of fiscal year 2017 which is consistent with the anticipated needs of our business.

Financing Activities

	2016	2015
Net cash used in financing activities	$(22,000)	$(44,000)

We have used cash generated by operating activities as the primary source for the repayment of our debt. The change of $22,000 for the three month period of fiscal year 2017 from the comparable period in fiscal year 2016 is due to repayment of our debt in fiscal year 2017.

Capital Resources

We believe the projected cash flow from operations, combined with existing cash balances, will be sufficient to meet funding requirements for the foreseeable future.  Torotel has a $500,000 bank line of credit available, which we anticipate could be utilized to help fund any working capital requirements. As of July 31, 2016, the entire credit line was available and we have not utilized this credit line in fiscal year 2017.

We believe that inflation will have only a minimal effect on future operations since such effects should be offset by sales price increases, which are not expected to have a significant effect upon demand.

Critical Accounting Policies

We discuss our critical accounting policies and estimates in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended April 30, 2016 filed with the SEC on June 30, 2016. We have made no significant change in our critical accounting policies since April 30, 2016.

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

Torotel, Inc.
September 12, 2016	/s/ Heath C. Hancock
Date	Heath C. Hancock
Chief Financial Officer
Principal Financial Officer