Form 10-Q
period 2016-10-31
TOROTEL INC
filed 2016-12-13
CIK 98752

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

or

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

As of December 13, 2016, there were 5,995,750 shares of Common Stock, $.01 par value, outstanding.

TOROTEL, INC AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	October 31, 2016	April 30, 2016
ASSETS
Current assets:
Cash	$1,419,000	$1,846,000
Trade receivables, net	1,342,000	1,902,000
Inventories	2,228,000	1,703,000
Prepaid expenses and other current assets	235,000	202,000
	5,224,000	5,653,000

Land	265,000	265,000
Buildings and improvements	1,085,000	1,049,000
Equipment	3,384,000	3,145,000
	4,734,000	4,459,000
Less accumulated depreciation	3,269,000	3,139,000
Property, plant and equipment, net	1,465,000	1,320,000

Deferred income taxes	580,000	592,000
Other assets	170,000	115,000

Total Assets	$7,439,000	$7,680,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$92,000	$90,000
Trade accounts payable	792,000	764,000
Accrued liabilities	228,000	468,000
Customer deposits	18,000	29,000
	1,130,000	1,351,000
Long-term debt, less current maturities	422,000	468,000
Stockholders' equity:
Common stock; par value $0.01; 6,000,000 shares authorized; as of October 31, 2016, there were 5,995,750 shares issued and outstanding; as of April 30, 2016, there were 5,615,750 shares issued and outstanding	60,000	60,000
Capital in excess of par value	12,279,000	12,277,000
Accumulated deficit	(6,452,000)	(6,467,000)
Treasury stock, at cost	—	(9,000)
	5,887,000	5,861,000

Total Liabilities and Stockholders' Equity	$7,439,000	$7,680,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	October 31, 2016	October 31, 2015	October 31, 2016	October 31, 2015
Net sales	$3,864,000	$4,155,000	$7,955,000	$8,209,000
Cost of goods sold	2,708,000	2,672,000	5,263,000	5,436,000
Gross profit	1,156,000	1,483,000	2,692,000	2,773,000
Operating expenses:
Engineering	240,000	188,000	447,000	377,000
Selling, general and administrative	1,095,000	908,000	2,207,000	1,903,000
	1,335,000	1,096,000	2,654,000	2,280,000
Earnings (loss) from operations	(179,000)	387,000	38,000	493,000
Other expense:
Interest expense, net	5,000	7,000	11,000	13,000
Earnings (loss) before provision for income taxes	(184,000)	380,000	27,000	480,000
Provision (credit) for income taxes	(74,000)	146,000	12,000	185,000
Net earnings (loss)	$(110,000)	$234,000	$15,000	$295,000
Basic earnings per share	$(0.02)	$0.04	$0.00	$0.05

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	October 31, 2016	October 31, 2015
Cash flows from operating activities:
Net earnings	$15,000	$295,000
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Stock compensation cost amortized	11,000	17,000
Depreciation	130,000	189,000
Deferred income taxes	12,000	165,000
Increase (decrease) in cash flows from operations resulting from changes in:
Trade receivables	560,000	(220,000)
Inventories	(525,000)	(253,000)
Prepaid expenses and other assets	(88,000)	(32,000)
Trade accounts payable	28,000	(74,000)
Accrued liabilities	(240,000)	(255,000)
Customer deposits	(11,000)	(13,000)
Net cash used in operating activities	(108,000)	(181,000)
Cash flows from investing activities:
Capital expenditures	(275,000)	(279,000)
Net cash used in investing activities	(275,000)	(279,000)
Cash flows from financing activities:
Principal payments on long-term debt	(44,000)	(79,000)
Net cash used in financing activities	(44,000)	(79,000)
Net decrease in cash	(427,000)	(539,000)
Cash, beginning of period	1,846,000	1,892,000
Cash, end of period	$1,419,000	$1,353,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$11,000	$13,000
Income taxes	$87,000	$39,000

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The consolidated condensed balance sheet as of April 30, 2016, which has been derived from the audited financial statements of Torotel, Inc. ("Torotel"), is accompanied by the unaudited interim consolidated condensed financial statements, which reflect the normal recurring adjustments that in the opinion of management are necessary to present fairly Torotel’s consolidated financial position at October 31, 2016, and the consolidated results of operations and cash flows for the three and six months ended October 31, 2016, and 2015, respectively.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard is effective for annual reporting periods beginning after December 15, 2017 including interim periods within that reporting period and early adoption permitted for reporting periods beginning after December 15, 2016. The standard will supersede existing revenue recognition guidance, including industry-specific guidance, and will provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The standard requires revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The provisions of this new guidance are effective as of the beginning of Torotel’s first fiscal quarter of 2019. Torotel is currently evaluating the transition method to be used and the impact of adoption of this standard on its consolidated financial statements.

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

NOTE 3—INVENTORIES

The following table summarizes the components of inventories:

	October 31, 2016	April 30, 2016
Raw materials	$1,250,000	$1,051,000
Work in process	558,000	400,000
Finished goods	420,000	252,000
	$2,228,000	$1,703,000

NOTE 4—FINANCING AGREEMENTS

Torotel Products has a financing agreement (the “financing agreement”) with Commerce Bank, N.A. (the “Bank”).  The financing agreement provides for a revolving line of credit, a guidance line of credit, and a real estate term loan. Torotel serves as an additional guarantor to all notes described below. A summary of the notes outstanding under the financing agreement is provided below:

	October 31, 2016	April 30, 2016
4.05% mortgage note payable in monthly installments of $4,873, including interest, with final payment of $349,000 due January 27, 2019	$436,000	$456,000
4.00% line of credit with a maturity date of September 20, 2017	-	-
Borrowings under an equipment financing line of credit:
4.75% note payable in monthly installments of $2,269, including interest, with final payment due May 27, 2018	41,000	53,000
3.75% note payable in monthly installments of $2,112, including interest, with final payment due April 10, 2018	37,000	49,000
Total long-term debt	514,000	558,000
Less current installments	92,000	90,000
Long-term debt, excluding current installments	$422,000	$468,000

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

Torotel is also required to comply with specified financial covenants in its guaranty of the financing agreement. As of October 31, 2016, Torotel was in compliance with these covenants.

Irrevocable Standby Letter of Credit

Under the terms of a lease amendment of its manufacturing facility located in Olathe, Kansas (see Note 11), Torotel provided the landlord an irrevocable standby letter of credit in the amount of $350,000 as an additional security deposit. This letter of credit will automatically reduce in accordance with the below schedule if not drawn upon:

Date of Reduction	Amount of Reduction	Balance of Letter of Credit

January 1, 2020	75,000	275,000
January 1, 2021	75,000	200,000
January 1, 2022	75,000	125,000
January 1, 2023	75,000	50,000
January 1, 2024	75,000	-

NOTE 5—INCOME TAXES

As of October 31, 2016, the federal tax returns for the fiscal years ended 2014 through 2016 are open to audit until the statute of limitations closes for the years in which our net operating losses are utilized. We would recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.   As of October 31, 2016, we recorded no accrued interest or penalties related to uncertain tax positions. We expect no significant change in the amount of unrecognized tax benefit, accrued interest or penalties within the next twelve months.

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

2013 Restricted Stock Grants

On June 17, 2013, we entered into Restricted Stock Agreements with three key employees pursuant to the Company’s Stock Award Plan (the “Plan”). The aggregate amount of the restricted stock awards was 400,000 shares of common stock. These shares were transferred from treasury shares. Based on the market price of $0.50 for our common stock as of June 17, 2013, the fair value of the restricted stock at the date of award was $200,000. The shares issued pursuant to the Restricted Stock Agreements on June 17, 2013 are restricted and may not be sold, assigned, pledged or otherwise disposed of until the restrictions lapse. The restrictions will lapse on the fifth anniversary of the date of grant if during the five year restriction period, (1) Torotel's cumulative annual growth in earnings before interest and taxes ("EBIT") is at least 10% and (2) Torotel's average return on capital employed ("ROCE") is at least 25%. The restrictions will also lapse, if prior to the fifth anniversary of the date of grant, (1) the grantee's employment with Torotel is terminated by reason of disability, (2) the grantee dies, or (3) the Committee, in its sole discretion, terminates the restrictions. If the restrictions on such shares have not lapsed by the fifth anniversary of the date of grant, such shares will be forfeited to Torotel.  Stock compensation cost net of an appropriate pre-vesting forfeiture rate is recorded per quarter for the remainder of the vesting period provided the financial performance metrics as outlined in the Stock Award Plan are likely to be attained. However, due to updated projections developed in the third quarter of fiscal year 2016, the likelihood of achieving the financial performance metrics as outlined in the Restricted Stock Agreements  were classified as not probable. As a result, we stopped amortizing the stock compensation cost associated with the restricted stock awarded on July 17, 2013 and recovered the previously amortized stock compensation cost of $88,000 in the third quarter ended January 31, 2016. The 350,000 shares associated with the restricted stock awards dated June 17, 2013, were reverted to treasury shares during the fiscal year 2017.

2016 Restricted Stock Grants

 On September 21, 2016, we entered into Restricted Stock Agreements (“2016 Agreements”) with three key employees for the grant of an aggregate total of 730,000 restricted shares of the Company's common stock (the “Shares”).  The shares were granted, and the 2016 Agreements were entered into, pursuant to the Plan.  The award of the shares was authorized by both the Committee and the Board of Directors as a whole on September 19, 2016.   Except for the number of shares granted to each recipient, the terms of each Agreement are identical.

The Shares were granted subject to restrictions that prohibit them from being sold, assigned, pledged or otherwise disposed of until the restrictions lapse.  The restrictions will lapse on the fifth anniversary of the date of grant if during the five year restriction period, (1) the Company's cumulative annual growth in revenue is at least 10%, and (2) the average economic value added as a percentage of revenue is at least 2%.  The economic value added, which attepts to capture the true economic profit, will be calculated as the operating profit less the cost of capital with adjustments made for taxes. The restrictions will also lapse, if prior to the fifth anniversary of the date of grant, (1) the grantee's employment with the Company is terminated by reason of disability, (2) the grantee dies, or (3) the Committee, in its sole discretion, terminates the restrictions.  If the restrictions on the Shares have not lapsed by the fifth anniversary of the date of grant, the Shares will be forfeited to the Company.

Stock Compensation Costs and Restricted Stock Activity

Total stock compensation cost for the six months ended October 31, 2016 and 2015 was $11,000 and $17,000, respectively.

Restricted stock activity for each three month period through October 31 is summarized as follows:

	2016		2015
	Restricted	Weighted	Restricted	Weighted
	Shares	Average	Shares	Average
	Under	Grant	Under	Grant
	Option	Price	Option	Price
Outstanding at May 1	350,000	$0.500	350,000	$0.500
Granted	730,000	0.740	—	—
Vested	—	—	—	—
Forfeited	(350,000)	0.500	—	—
Outstanding at October 31	730,000	$0.740	350,000	$0.500

NOTE 7—STOCKHOLDERS' EQUITY

The shares of common stock outstanding as of October 31 of each year are summarized as follows:

	2016	2015
Balance, May 1	5,615,750	5,615,750
Restricted stock activity	730,000	—
Treasury stock activity	(350,000)	—
Balance, October 31	5,995,750	5,615,750

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

The basic earnings per common share were computed as follows:

	Three Months Ended		Six Months Ended
	October 31, 2016	October 31, 2015	October 31, 2016	October 31, 2015
Net earnings (loss)	$(110,000)	$234,000	$15,000	$295,000
Amounts allocated to participating securities (nonvested restricted shares)	—	(14,000)	(1,000)	(18,000)
Net income attributable to common shareholders	$(110,000)	$220,000	$14,000	$277,000
Basic weighted average common shares	5,065,861	5,265,750	4,982,367	5,265,750
Earnings per share attributable to common shareholders:
Basic earnings per share	$(0.02)	$0.04	$0.00	$0.05

ASC 260, Earnings per Share, provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be participating securities and must be included in the computation of earnings per share pursuant to the two-class method.  Diluted earnings per share is not presented as we do not have any shares considered incremental and dilutive.

NOTE 9—CUSTOMER DEPOSITS

For certain customers, we collect payment at the time the order is placed.  These deposits are classified as a liability and will be recognized as revenue at the time of shipment in accordance with our revenue recognition policy.  As of October 31, 2016 we had approximately $18,000 in customer deposits related to these arrangements.

NOTE 10 — CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable.  We grant unsecured credit to most of our customers.  We do not believe that we are exposed to any extraordinary credit risk as a result of this policy.  At various times, and at October 31, 2016, cash balances exceeded federally insured limits. However, we have incurred no losses in the cash accounts and we do not believe we are exposed to any significant credit risk with respect to our cash.

NOTE 11 — OPERATING LEASE

On October 31, 2016, Torotel entered into a Second Amendment (“Amendment”) to the lease for its manufacturing facility located in Olathe, Kansas. The Amendment will be effective January 1, 2017, and serves to extend the lease term through December 31, 2026 and expand the leased space from approximately 14,137 square feet to approximately 72,388 square feet. The Amendment provides that the monthly base rate in the first two years of the extended term will be $26,844, escalating thereafter. The Amendment required Torotel to increase its security deposit from $12,750 to $55,000 and provide a letter of credit as additional security. Additionally, the Amendment addresses other terms and conditions by which Torotel may continue to lease the facility or terminate the lease, and provides Torotel two separate options to extend the lease term for additional five year periods.

Future minimum lease payments on this operating lease are as follows:

l
Years Ending December 31,

2017	$322,000
2018	322,000
2019	351,000
2020	395,000
2021	423,000
2022	438,000
2023	452,000
2024	452,000
2025	467,000
2026	467,000
Total	$4,089,000

Forward-Looking Information

This report, as well as our other reports we have filed with or furnished to the Securities and Exchange Commission (“SEC”), contains forward-looking statements made pursuant to the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast,” “may,” “will,” “should,” “continue,” “predict” and similar expressions are intended to identify forward-looking statements. This report contains forward-looking statements regarding, among other topics, our expected financial position, results of operations, cash flows, strategy, budgets and management's plans and objectives. Accordingly, these forward-looking statements are based on assumptions about a number of important factors. While we believe that our assumptions about such factors are reasonable, such factors involve risks and uncertainties that could cause actual results to be different from what appear here. These risk factors include,without limitation:

•	Economic, political and legislative factors that could impact defense spending;
•	our relatively concentrated customer base;
•	risks in fulfilling military subcontracts;
•	our ability to finance operations;
•	continued production of the Hellfire II missile system for which we supply parts;
•	the ability to adequately pass through to customers unanticipated future increases in raw material and labor costs;
•	decreased demand for our products;
•	delays in developing new products;
•	markets for new products and the cost of developing new markets;
•	expected orders that do not occur;
•	our ability to adequately protect and safeguard our network infrastructure from cyber security vulnerabilities;
•	loss of key customers;
•	our ability to satisfy our debt covenant requirements;
•	our ability to generate sufficient taxable income to realize the amount of our deferred tax assets;
•	the impact of competition and price erosion as well as supply and manufacturing constraints; and
•	other risks and uncertainties.

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

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Torotel, Inc. ("Torotel") conducts business primarily through its wholly owned subsidiary, Torotel Products, Inc. ("Torotel Products"), and through approximately February 2, 2016, also operated another wholly owned subsidiary, Electronika, Inc. ("Electronika"). Electronika was dissolved and its affairs wound up as of February 8, 2016. Because it conducted business during the fiscal year ended April 30, 2016, Electronika’s results of operations are included in Torotel’s consolidated statement of operations for the comparative quarter ended October 31, 2015. As a result of the dissolution of Electronika, Torotel no longer sells ballast transformers.

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

The industry mix of the customers that accounted for Torotel Products’ net sales for the first six months of the fiscal year ending April 30, 2017 (“fiscal year 2017”) was 50% defense, 43% commercial aerospace, and 7% industrial compared to 53% defense, 43% commercial aerospace, and 4% industrial for the same period in the fiscal year ending April 30, 2016 (“fiscal year 2016”).  Also, approximately 91% of Torotel Products’ sales during the first six months of fiscal year 2017 have been derived from domestic customers.

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

Business and Industry Considerations

Defense Markets

During the first six months of fiscal years 2017 and 2016, the amount of consolidated revenues derived from contracts with prime contractors of the U.S. Department of Defense (“DoD”) was approximately 50% and 53% respectively.   As a result, our financial results in any period could be impacted substantially by spending cuts or increases in the DoD budget and the funds appropriated for certain military programs.

Despite increased uncertainty associated with the DoD budget, we believe our overall defense business outlook remains favorable due to the present demand for the potted coil assembly and other existing orders from major defense contractors. As of October 31,  2016, our consolidated order backlog for the defense market was nearly $2.8 million, which included $1.2 million for the potted coil assembly.

Commercial Aerospace and Industrial Markets

We provide magnetic components and electro-mechanical assemblies for a variety of applications in the commercial aerospace and industrial markets. The primary demand drivers for these markets include commercial aircraft orders, oil and gas drilling exploration activity, and general economic growth. While domestic economic growth remains positive, the above demand drivers could be impacted by short-term changes in the economy such as spikes or declines in the price of oil, war, terrorism, or changes in regulation. Other threats to our anticipated positive near-term and long-term market outlook include delays on the development and production of new commercial aircraft and competition from international suppliers. As of October 31,  2016, our consolidated order backlog for the aerospace and industrial markets was $0.8 million. However, a significant portion of our business has been converted to long-term agreements. Approximately $1.3 million of revenue in the quarter ended October 31, 2016 was not on our backlog at July 31, 2016.

Business Outlook

Our non-headcoil backlog as of October 31, 2016 as compared to October 31, 2015 decreased from $5.1 million to $2.4 million, a 53% decrease. This was due primarily to the shift in volume to long-term agreements. We anticipate that net sales for the 2017 fiscal year will be comparable with the net sales for the 2016 fiscal year. While the first half of the year has experienced lower sales volumes, we believe that due to timing of newer programs that revenue could increase during the second half of the 2017 fiscal year.

Consolidated Results of Operations

The following management comments regarding Torotel’s results of operations and outlook should be read in conjunction with the Consolidated Condensed Financial Statements and Notes to the Consolidated Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report.

This discussion and analysis of the results of operations include the operations of Torotel and its subsidiary Torotel Products as of October 31, 2016. Until its dissolution in February of 2016, Electronika engaged in minimal business activities during fiscal year 2016. In the first six months of fiscal year 2016 Electronika’s operations did not result in any net sales or earnings from operations for Torotel.

Net Sales

	Three Months Ended			Six Months Ended
	October 31, 2016	October 31, 2015		October 31, 2016	October 31, 2015
Torotel Products:
Magnetic components	$1,794,000	$2,138,000		$3,844,000	$4,094,000
Potted coil assembly	1,237,000	1,219,000		2,536,000	2,437,000
Electro-mechanical assemblies	833,000	789,000		1,575,000	1,637,000
Large Transformers	—	8,000		—	40,000
Total Torotel Products	$3,864,000	$4,154,000	*	$7,955,000	$8,208,000	*

* During the 2016 fiscal year periods Torotel achieved $1,000 in net sales through Electronika’s operations. These amounts are included in the total consolidated net sales presented in Torotel’s Consolidated Statements of Operations for the period ended October 31, 2015; however, Electronika’s net sales for the 2016 fiscal year periods are not reflected in the table above.

Consolidated net sales in the three and six months ended October 31,  2016 decreased 7% or $290,000 and 3% or $253,000, respectively compared to the three and six months ended October 31, 2015.  Torotel Products' net sales decreased during the three and six month periods ended October 31, 2016 versus the comparable period in fiscal year 2016 primarily because of lower demand in magnetics during the periods ended October 31,  2016.  We anticipate that net sales for the 2017 fiscal year will be comparable with the net sales for the 2016 fiscal year. While the first half of the year has experienced lower sales volumes, we believe that due to timing of newer programs that revenue could increase during the second half of the 2017 fiscal year.

Gross Profit

	Three Months Ended		Six Months Ended
	October 31, 2016	October 31, 2015	October 31, 2016	October 31, 2015
Torotel Products:
Gross profit	$1,156,000	$1,483,000	$2,692,000	$2,773,000
Gross profit % of net sales	30%	36%	34%	34%

Consolidated gross profit decreased by 22% or $327,000 and 3% or $81,000, respectively in the three and six months ended October 31,  2016 compared to the three and six months ended October 31, 2015. The gross profit of Torotel Products decreased during the periods ended October 31, 2016 compared to the comparable periods in fiscal year 2016 primarily due to the product mix sold by Torotel Products.

Operating Expenses

	Three Months Ended		Six Months Ended
	October 31, 2016	October 31, 2015	October 31, 2016	October 31, 2015
Engineering	$240,000	$188,000	$447,000	$377,000
Selling, general and administrative	1,095,000	908,000	2,207,000	1,903,000
Total	$1,335,000	$1,096,000	$2,654,000	$2,280,000

Engineering expenses increased nearly 28%, or $52,000 and 19% or $70,000, respectively in the three and six months ended October 31,  2016 compared to the three and six months ended October 31, 2015.  The increases primarily resulted from an increase in engineering headcount and training expenses.

Selling, general and administrative expenses increased 21% or $187,000 and 16% or $304,000, respectively in the three and six months ended October 31,  2016 as compared to the same periods in the prior fiscal year. The increase in the three-month period resulted from the following: a $71,000 increase in professional and accounting fees; a $62,000 increase in salaries due to increased headcount and compensation increases; and a $42,000 increase in recruiting and employee relations expenses related to the increased headcount. The increase in the six-month period resulted from a $190,000 increase in professional and accounting fees; a $105,000 increase in salaries due to increased headcount and compensation increases; and an $81,000 increase in recruiting and employee relations expenses related to the increased headcount. These increases were offset partially by a $56,000 decrease in information technology expenses.

Earnings from Operations

	Three Months Ended		Six Months Ended
	October 31, 2016	October 31, 2015	October 31, 2016	October 31, 2015
Torotel Products	$(5,000)	$494,000	$461,000	$741,000
Torotel	(174,000)	(107,000)	(423,000)	(248,000)
Total	$(179,000)	$387,000	$38,000	$493,000

For the reasons discussed under each of the Net Sales, Gross Profit, and Operating Expenses headings above, consolidated earnings from operations decreased by 146%, or $566,000 and 92%, or $455,000 for the three and six months ended October 31,  2016 when compared to the three and six months ended October 31, 2015.

Other Earnings Items

	Three Months Ended		Six Months Ended
	October 31, 2016	October 31, 2015	October 31, 2016	October 31, 2015
Earnings (loss) from operations	$(179,000)	$387,000	$38,000	$493,000
Interest expense	5,000	7,000	11,000	13,000
Earnings (loss) before income taxes	(184,000)	380,000	27,000	480,000
Provision (credit) for income taxes	(74,000)	146,000	12,000	185,000
Net earnings (loss)	$(110,000)	$234,000	$15,000	$295,000

We anticipate that our effective income tax rate for fiscal year 2017 will be 39.2%.  The effective income tax rate was 39.2% for the same period in the prior year. For additional discussion related to Income Taxes, see Note 5 of Notes to Consolidated Financial Statements.

Financial Condition and Liquidity

Cash generated by operations is our primary source of liquidity. The following table highlights the sources of liquidity available to us as of October 31,  2016 and 2015, and compares net cash provided by (used in) operating activities during the six months ended October 31, 2016 compared to the six months ended October 31, 2015.

	2016	2015
Cash	$1,419,000	$1,353,000
Amount available under our line of credit	$500,000	$500,000
Amount available under our equipment loan	$422,000	$373,000

Operating Activities

	2016	2015
Net cash used in operating activities	$(108,000)	$(181,000)

The $73,000 change in net cash used in operating activities during the six months ended October 31, 2016 versus the comparable period of the 2016 fiscal year is primarily due to a decrease in trade receivables.

Investing Activities

	2016	2015
Net cash used in investing activities	$(275,000)	$(279,000)

The change of $4,000 in net cash used in investing activities during the six months ended October 31, 2016 compared to the comparable period of the 2016 fiscal year was due to slightly lower capital expenditures in the first six months of fiscal year 2017 as compared to the first six months of fiscal year 2016. Capital expenditures during each of the six months ended October 31, 2016 and October 31, 2015 were primarily related to purchases of new production equipment and machinery. We do expect capital expenditure spending to continue during the remainder of fiscal year 2017 which is consistent with the anticipated needs of our business.

Financing Activities

	2016	2015
Net cash used in financing activities	$(44,000)	$(79,000)

We have used cash generated by operating activities as the primary source for the repayment of our debt. The change of $35,000 for the six month period of fiscal year 2017 from the comparable period in fiscal year 2016 is due to repayment of our debt in fiscal year 2017.

Capital Resources

We believe the projected cash flow from operations, combined with existing cash balances, will be sufficient to meet funding requirements for the foreseeable future.  Torotel has a $500,000 bank line of credit available, which we anticipate could be utilized to help fund any working capital requirements. As of October 31,  2016, the entire credit line was available and we have not utilized this credit line in fiscal year 2017.

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

PART II.   OTHER INFORMATION

Item 6.   Exhibits

a)  Exhibits

Exhibit 3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of Form 8-K filed with the SEC on September 25, 2009, SEC File Number 001-08125)
Exhibit 3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 of Form 8-K filed with the SEC on July 7, 2006, SEC File Number 001-08125)
Exhibit 10.1	Form of Restricted Stock Agreement, approved September 19, 2016 (incorporated by reference to Exhibit 10.1 of Form 9-K filed with the SEC on September 22, 2016, SEC File Number 001-08125)
Exhibit 10.2

Second Amendment to Lease, dated October 31, 2016 by and between 96-OP Prop. L.L.C. and Torotel, Inc. (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the SEC on November 4, 2016, SEC File Number 001-08125)

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

Torotel, Inc.
December 13, 2016	/s/ Heath C. Hancock
Date	Heath C. Hancock
Chief Financial Officer
Principal Financial Officer