Form 10-K
period 2017-04-30
TOROTEL INC
filed 2017-07-28
CIK 98752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2017
◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [ ] to [ ]

Commission File No. 001-8125

TOROTEL, INC.

(Exact name of registrant as specified in its charter)

MISSOURI (State or other jurisdiction of incorporation or organization)	44-0610086 (I.R.S. Employer Identification No.)

520 N. ROGERS ROAD, OLATHE, KANSAS (Address of principal executive offices)	66062 (Zip Code)

Registrant's telephone number, including area code (913) 747-6111

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No ◻

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ◻ (Do not check if a smaller reporting company)	Smaller reporting company ☒	Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻    No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed based on the closing sale price reported on the OTC Market-Pink on October 30, 2016, was $4,188,481.50. As of July 28, 2017, there were 5,995,750 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its 2017 Annual Meeting of Shareholders to be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report.

TOROTEL, INC. FORM 10-K

Fiscal Year Ended April 30, 2017

Forward-Looking Information

This report, as well as our other reports filed with or furnished to the Securities and Exchange Commission (the “SEC”), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast,” “may,” “should,” “predict” and similar expressions are intended to identify forward-looking statements. Statements regarding expectations, including performance assumptions and estimates relating to capital requirements, as well as other statements that are not historical facts, are forward-looking statements. This report contains forward-looking statements regarding, among other topics, our expected financial position, results of operations, cash flows, strategy, budgets and management's plans and objectives. Accordingly, these forward-looking statements are based on management’s judgments based on currently available information and assumptions about a number of important factors. While we believe that our assumptions about such factors are reasonable, such factors involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These risk factors include, without limitation:

•economic, political and legislative factors that could impact defense spending;

•	continued production of the Hellfire II missile system for which we supply parts;
•	loss of key customers and our relatively concentrated customer base;

•risks in fulfilling military subcontracts;

•our ability to finance operations;

•ability to adequately pass through to customers unanticipated future increases in raw material and labor costs;

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

In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will prove accurate. Accordingly, our actual results may differ materially from these forward-looking statements. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. We assume no obligation to publicly update any forward-looking statements made herein to reflect events after the date of this report, including unforeseen events.

PART I

ITEM 1.  Business

Torotel, Inc. ("Torotel") conducts substantially all of its business through its wholly owned subsidiary, Torotel Products, Inc. ("Torotel Products"). Until February 2016, Torotel also operated another wholly-owned subsidiary, Electronika, Inc. ("Electronika"). Electronika was dissolved and its affairs wound up as of February 8, 2016. Because Electronika conducted business during the fiscal year ended April 30, 2016, its results of operations are included in Torotel’s consolidated statement of operations for the comparative year ended April 30, 2016. As a result of the dissolution of Electronika, Torotel no longer sells ballast transformers. Torotel was incorporated under the laws of the State of Missouri in 1956. Torotel's offices are located at 520 North Rogers Road, Olathe, Kansas 66062. Torotel maintains a website at www.torotelinc.com. Our telephone number is (913) 747-6111. The terms "we," "us," "our," and the "Company" as used herein include Torotel and its subsidiaries, unless the context otherwise requires.

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

The following discussion includes the business operations of Torotel Products as of and for the fiscal year ended April 30, 2017 (“fiscal year 2017”).

TOROTEL PRODUCTS

Principal Products

Torotel Products specializes in the custom design and manufacture of a wide variety of precision magnetic components, and electro-mechanical assemblies for use in military, commercial aerospace and industrial electronic applications. These products are used to modify and control electrical voltages and currents in electronic devices. For example, if equipment containing one of these components receives an electrical voltage or current which is too high, the component would modify and control the electrical voltage or current to allow proper operation of the equipment. While Torotel Products primarily manufactures these products in accordance with pre-developed mechanical and electrical requirements, in some cases Torotel Products will be responsible for both the overall design and manufacturing. These products are sold to manufacturers who incorporate them into an end-product. The major applications include aircraft navigational equipment, digital control devices, medical equipment, avionics systems, down-hole drilling, conventional missile guidance systems, and other defense related applications. Torotel Products has a line of 400 Hz miniature power transformers listed on the Qualified Products List ("QPL") of the Department of Defense ("DoD"), which requires re-qualification with the DoD every five years.  Sales of the QPL products represented approximately 2% of the net sales of Torotel Products for fiscal year 2017.

Marketing and Customers

Torotel Products' sales do not represent a significant portion of any particular market.  While approximately 39% of annual sales in fiscal year 2017 came from select commercial markets, such as commercial aerospace, medical, and oil drilling, historically Torotel Products has primarily focused its activities toward the military market.  As a result, the business of Torotel Products is subject to various risks including, without limitation, dependence on government appropriations and program allocations, potential cutbacks in military spending, the requirement that some of our products be approved and qualified by the federal government before we can sell them, and the competition for available military business. Torotel Products pursues revenue opportunities in electro-mechanical assemblies, which we expect to continue as a major focus for Torotel Products.  Torotel Products also pursues revenue opportunities in larger and higher voltage transformers, plus products sourced from low-cost manufacturers in overseas markets who are compliant with aerospace standards.

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

Torotel Products currently has a primary base of approximately 18 customers that together provide nearly 90% of its annual sales volume. This customer base includes many large prime defense and commercial aerospace companies. Torotel Products' primary strategy focuses on providing superior service to this core group of customers, including engineering support and new product design. The objective is to achieve growth with these customers or other targeted companies that possess the potential for inclusion into the core group. During fiscal year 2017, sales to a single customer accounted for 34%, and sales to another customer accounted for 23% of the net sales of Torotel Products. A loss of or material reduction in orders from these customers could have a material adverse effect on sales.

Competition

The markets in which Torotel Products competes are highly competitive. A substantial number of companies utilizing similar resources sell components and assemblies of the type manufactured and sold by Torotel Products. In addition, Torotel Products sells to a number of customers who have the capability of manufacturing their own electronic components.

The principal methods of competition for electronic products in the markets served by Torotel Products include, among other factors, price, on-time delivery performance, lead times, customized product engineering and technical support, marketing capabilities, quality assurance, manufacturing efficiency, and existing relationships with customers' engineers. While it is believed that magnetic components are not susceptible to rapid technological change, Torotel Products' sales, which do not represent a significant share of the industry's market, are susceptible to decline given the competitive nature of the market.

Manufacturing

Nearly all of Torotel Products' sales consist of electronic products manufactured to customers' specifications. Aside from contractually required finished goods buffers, only a limited amount of finished goods is maintained in our inventory. Although special wire-winding machines and molding machines are used in the production process, the various electronic products are manually assembled, with numerous employees and some subcontractors contributing to the completion of the products.

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

Engineering, Research and Development

Torotel Products does not intend to engage in research and development activities, but it does incur engineering expenses in designing products to meet customer specifications.

Governmental Regulations

A significant portion of Torotel Products' business is derived from subcontracts with prime contractors of the U.S. government. As a U.S. subcontractor, Torotel Products is subject to federal contracting regulations. These subcontracts may be terminated at the convenience of the U.S. government. Upon such termination, adequate financial compensation is usually provided in such instances to protect Torotel Products from suffering a loss on a subcontract. These subcontracts also may be terminated for default for failure to perform a material obligation. In the event of a termination for default, the customer may have the unilateral right at any time to require Torotel Products to pay the excess, if any, of the cost of purchasing a substitute item from a third party. If the customer has suffered other ascertainable damages as a result of a sustained default, the customer could demand payment of such damages. Torotel Products has never experienced any terminations for default.

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

Environmental Laws

In fiscal year 2017, Torotel Products incurred costs of approximately $33,000 to ensure compliance with federal, state and local regulations on the proper handling, storage, disposal, and discharge of hazardous materials into the environment, or otherwise relating to the protection of employees, the community, and the environment. Torotel Products anticipates similar costs to be incurred in the fiscal year ending April 30, 2018.

Employees

Torotel Products presently employs approximately 153 full-time and 13 part-time employees. We believe an adequate supply of qualified personnel is available in our immediate vicinity. Torotel's employees are not affiliated with any union.

ITEM 1A.    Risk Factors

Not Applicable

ITEM 2.    Properties

Torotel leases approximately 72,000 square feet of space located at 520 N. Rogers Road in Olathe, KS. Beginning in April 2017, this facility serves as our corporate executive office and our primary manufacturing facility. The lease for this property was amended effective January 1, 2017 and continues through December 31, 2026. The monthly base rent in the first two years of the lease term is $26,844, escalating thereafter.

Torotel leases approximately 5,000 square feet for manufacturing electro-mechanical assemblies and other transformers. This facility is located in Hatfield, Pennsylvania. The lease for this facility commenced on August 1, 2014 and continues through July 31, 2017.  The monthly base rent is $2,908.  The cumulative base rent payments during the term of the lease is approximately $104,685.

Present utilization of these facilities is less than 50% of maximum capacity.

Torotel owns a 24,000 square foot building located at 620 N. Lindenwood Drive in Olathe, Kansas. This facility was previously occupied by Torotel Products through the end of March 2017 and, until such date, functioned as Torotel's corporate executive office and its largest manufacturing facility. This property is subject to a first deed of trust securing indebtedness with Commerce Bank in the amount of $533,000. The outstanding balance of such indebtedness bears interest at a fixed rate of 4.05% per annum and requires monthly principal and interest payments of $4,873. The note has a maturity date of January 27, 2019, may be prepaid without penalty up to $100,000 per year, and is collateralized by substantially all assets of Torotel.

As of April 30, 2017, the property owned by Torotel had a net carrying value of approximately $688,000, and is listed on the market for immediate sale. The property is currently accounted for as a capital asset and is valued at historical cost less depreciation.

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

	2017		2016
Fiscal Period	High	Low	High	Low
May to July	$0.92	$0.70	$0.75	$0.55
August to October	0.90	0.72	0.73	0.55
November to January	1.23	0.72	0.93	0.55
February to April	1.35	0.69	0.94	0.75

(b)Approximate Number of Equity Security Holders

Number of
Record Holders as of
Title of Class	June 30, 2017
Common stock, $0.01 par value	433

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

(e)Securities Authorized for Issuance under Equity Compensation Plans

Torotel has certain long-term incentive plans, including a Stock Award Plan (see Note 6 of Notes to Consolidated Financial Statements). The table below includes the number of shares authorized for the Stock Award Plan.

Equity Compensation Plan Information

Number of
	Number of		Securities
	Securities to be		Remaining
	Issued upon	Weighted Average	Available for
	Exercise of	Exercise Price of	Future Issuance
	Outstanding	Outstanding	under Equity
	Options,	Options,	Compensation
	Warrants, and	Warrants, and	Plans (excluding
	Rights	Rights	securities reflected in Column A)
Plan Category	A	B	C
Equity Compensation Plans approved by shareholders	—	—	—
Equity Compensation Plans not approved by shareholders	—	—	4,250
Total	—	—	4,250

There were no unregistered sales of securities by Torotel, or any share repurchases by Torotel, during the fourth quarter of fiscal year 2017.

ITEM 6.    Selected Financial Data

Information not required.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Torotel conducts substantially all of its business through its wholly owned subsidiary, Torotel Products.  Until February 2, 2016, Torotel also operated Electronika, which was another wholly-owned subsidiary. Electronika was dissolved and its affairs wound up as of February 8, 2016. Because Electronika conducted business during the fiscal year ended April 30, 2016, its results of operations, through the date of its dissolution, are included in Torotel’s consolidated statement of operations for the comparative year ended April 30, 2016. As a result of the dissolution of Electronika, Torotel no longer sells ballast transformers.

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

We believe the primary factors that drive our gross profit and net earnings are sales volume and product mix. The gross profits on mature products/programs and complex transformer devices tend to be higher than those that are still in the prototyping or early production stages and simpler inductor devices. As a result, in any given accounting period the mix of product shipments between higher and lower margin products has a significant impact on our gross profit and net earnings. Our operating plan continues to focus on expanding the product base beyond electronic components.

The industry mix of Torotel Products' net sales in fiscal year 2017 was 54% defense, 39% commercial aerospace and 7% industrial compared to 55% defense, 40% commercial aerospace and 5% industrial in the fiscal year ended April 30, 2016 (“fiscal year 2016”). We believe the mix in the fiscal year ended April 30, 2018 (“fiscal year 2018”) will remain weighted primarily towards defense.

Business and Industry Considerations

Defense Markets

During fiscal years 2017 and 2016, the amount of consolidated revenues derived from contracts with prime contractors of the U.S. Department of Defense (“DoD”) was approximately 54% and 55%, respectively. Our financial results in any period could be impacted substantially by spending cuts in the DoD budget and the funds appropriated for certain military programs.

Despite ongoing uncertainty and potential constraints associated with the DoD budget, we believe our overall defense business outlook remains favorable due to the present demand for the potted coil assembly and other existing orders from major defense contractors. As of April 30, 2017, our consolidated order backlog for the defense market was nearly $6.0 million, which included approximately $4.3 million for the potted coil assembly.

Commercial Aerospace and Industrial Markets

We provide magnetic components and electro-mechanical assemblies for a variety of applications in the commercial aerospace and industrial markets. The primary demand drivers for these markets include commercial aircraft orders, oil and gas drilling exploration activity, and general economic growth.  The above demand drivers could be impacted by short-term changes in the economy such as spikes or declines in the price of oil, war, terrorism, or changes in regulation. Other threats to our anticipated positive near-term and long-term market outlook include delays on the development and production of new commercial aircraft and competition from international suppliers.  As of April 30, 2017, our consolidated order backlog for the aerospace and industrial markets was $1.3 million.

Business Outlook

Our non-headcoil backlog as of April 30, 2017 as compared to April 30, 2016 decreased from $4.2 million to $3.0 million, a 29% decrease.  This was due primarily to the shift in volume to long-term contracts.  Despite the decrease in backlog, we anticipate that net sales for fiscal year 2018 will improve from fiscal year 2017.  This is primarily due to the timing of newer program revenue that is projected to positively impact fiscal year 2018.

Consolidated Results of Operations

The following management comments regarding Torotel's results of operations and outlook should be read in conjunction with the Consolidated Financial Statements included pursuant to Item 8 of this Annual Report.

Net Sales

Fiscal years ended April 30,	2017	2016
Torotel Products:
Magnetic components	$7,924,000	$8,339,000
Potted coil assembly	5,268,000	4,989,000
Electro-mechanical assemblies	3,098,000	2,716,000
Large Transformers	12,000	150,000
Total Net Sales	$16,302,000	$16,194,000

Consolidated net sales in fiscal year 2017 increased $108,000, or 1%, as compared to fiscal year 2016, primarily due to higher demand for potted coil and electro-mechanical assemblies.  The increase in assemblies was expected as a number of products had an increase in demand from customers.

Consolidated net sales in fiscal year 2016 increased nearly 19%, or $2,636,000, as compared to fiscal year 2015, primarily due to higher demand for magnetics.

Gross Profit

Fiscal years ended April 30,	2017	2016
Torotel Products:
Gross profit	$5,255,000	$5,311,000
Gross profit % of net sales	32%	33%

Gross profit as a percentage of net sales in fiscal year 2017 decreased 1% as compared to fiscal year 2016.  The gross profit percentage of Torotel Products for fiscal year 2017 decreased primarily due to higher manufacturing variances and scrap.

Gross profit as a percentage of net sales in fiscal year 2016 increased 1% as compared to fiscal year 2015. The gross profit percentage of Torotel Products for fiscal year 2016 increased primarily due to higher direct margins associated with the product mix.

For fiscal year 2016, the gross profit percentage of Electronika represented less than 1% of consolidated gross profit.

Operating Expenses

Fiscal years ended April 30,	2017	2016
Engineering	$906,000	$811,000
Selling, general and administrative	4,738,000	3,643,000
Total	$5,644,000	$4,454,000

Engineering expense increased 12%, or $95,000, in fiscal year 2017 as compared to fiscal year 2016. This increase primarily resulted from an increase in compensation costs due to the hiring of additional engineers to provide expanded technical capabilities.

Engineering expense increased 9%, or $66,000, in fiscal year 2016 as compared to fiscal year 2015. This increase primarily resulted from an increase in engineering headcount and software to provide expanded technical capabilities.

Selling, general and administrative expenses increased 30%, or $1,095,000, in fiscal year 2017 as compared to fiscal year 2016. The increase resulted from an increase in salaries and recruiting due to an increase in headcount and higher personnel costs, an increase in professional and consulting fees, an increase in non-capitalizable costs associated with the transition to the new facility, stock compensation amortization expense and an increase in occupancy costs related to the new facility.

Selling, general and administrative expenses increased 13%, or $426,000, in fiscal year 2016 as compared to fiscal year 2015. The increase resulted primarily from an increase in salaries due to an increase in headcount and higher personnel costs, as well as an increase in occupancy costs, and an increase in consulting and professional fees.

Earnings from Operations

Fiscal years ended April 30,	2017	2016
Torotel Products	$303,000	$1,223,000
Torotel	(692,000)	(366,000)
Total	$(389,000)	$857,000

For the reasons discussed in the Net Sales, Gross Profit, and Operating Expenses found above, consolidated earnings from operations decreased by $1,246,000, in fiscal year 2017 as compared to fiscal year 2016, and increased by 174%, or $544,000, in fiscal year 2016 as compared to fiscal year 2015.

Other Earnings Items

Years ended April 30,	2017	2016
Earnings (loss) from operations	$(389,000)	$857,000
Interest expense	24,000	25,000
Earnings (loss) before income taxes	(413,000)	832,000
Provision (credit) for income taxes	(152,000)	328,000
Net earnings (loss)	$(261,000)	$504,000

Interest expense decreased by 4%, or $1,000, in fiscal year 2017 as compared to fiscal year 2016 primarily due to lower levels of capital leases and debt for most of the year.  Income tax provision decreased by $446,000 in fiscal year 2017 as compared to fiscal year 2016.

Interest expense decreased by 11%, or $3,000, in fiscal year 2016 as compared to fiscal year 2015 primarily due to lower levels of capital leases and debt. Income tax provision increased by $163,000 in fiscal year 2016 as compared to fiscal year 2015.

We evaluate the appropriateness of our deferred income tax asset valuation allowance on a quarterly basis and continue to consider positive and negative trends in our industry that could affect our determination. We believe that the current valuation allowance is appropriate due to anticipated demand over the next few fiscal years related to continuing business in the aerospace and defense markets. We also believe that this demand should generate sufficient taxable earnings to enable us to realize our net deferred tax assets except as discussed above, thus outweighing any negative evidence concerning the cyclical and competitive nature of our industry. Also, we have achieved consistent taxable earnings in recent fiscal years, we have established a recent history of utilizing our net deferred tax asset, our available carryforward periods of our net operating losses are of sufficient length and are at minimum risk of expiring unused, and our products are included in applications that generally have a longer lifecycle.

Return on Capital Employed

Return on Capital Employed ("ROCE") is the primary benchmark used by management to evaluate Torotel's performance. ROCE is intended to measure how effectively and efficiently net operating assets (“NOA”) are used to generate earnings from operations. For these purposes, NOA, or Capital Employed, is defined as "trade receivables + inventory + net property, plant and equipment + other assets - current liabilities". The performance of Torotel's management and the majority of management’s decisions are expected to be measured by whether Torotel's ROCE improves. For the fiscal years ended April 30, 2017 and 2016, Torotel's ROCE was -6.1% and 19.19%, respectively. The decrease in ROCE for fiscal year 2017 compared to fiscal year 2016 is attributed to lower earnings from operations in fiscal year 2017.

Financial Condition and Liquidity

The following table highlights the funds available to us as of April 30, 2017 and 2016:

	2017	2016
Cash	$298,000	$1,846,000
Amount available under our working capital line of credit	$35,000	$500,000
Amount available under our equipment loan	$332,000	$398,000
Amount available under our building line of credit	$500,000	$-
Total funds available	$1,165,000	$2,744,000

Operating Activities

	2017	2016
Net cash provided by (used in) operating activities	$(1,092,000)	$429,000

The decrease of $1,521,000 between fiscal year 2017 and fiscal year 2016 is primarily due to an increase in inventory in fiscal year 2017.  This increase was due to an accumulation of assembly inventory scheduled for shipment in fiscal year 2018, and an increase in safety stock on long-term agreements.

Investing Activities

	2017	2016
Net cash used in investing activities	$(946,000)	$(352,000)

The change of $594,000 was due to higher capital expenditures in fiscal year 2017 as compared to fiscal year 2016.  Capital expenditures during fiscal year 2017 were primarily related to leasehold improvements incurred related to the relocation of our primary manufacturing facility and corporate office, as referenced in Note 5 of the financial statement footnotes.  We expect capital expenditure spending will decrease during fiscal year 2018 as compared to fiscal year 2017.

Financing Activities

	2017	2016
Net cash provided by (used in) financing activities	$490,000	$(123,000)

The change of $613,000 between fiscal year 2017 and fiscal year 2016 is due to an increase in debt obligations utilized to finance the leasehold improvements and machinery and equipment purchases in the fourth quarter of fiscal year 2017.

Liquidity and Capital Resources

As of the filing of this report, we believe that the projected cash flow from operations, combined with existing cash balances and available borrowings under our existing financing arrangements to supplement our working capital needs, will be sufficient to meet our anticipated funding requirements for the foreseeable future, based on historical levels. During fiscal year 2017, we entered into a $500,000 building revolving line of credit with no amounts drawn down as of April 30, 2017.  As of April 30, 2017 we had $465,000 drawn on the working capital line of credit and total borrowing capacity of approximately $867,000 under our existing financing arrangements available, plus $298,000 of cash on hand.  As of July 28, 2017 we have $465,000 drawn and total borrowing capacity of approximately $867,000 under our existing financing arrangements available, plus $742,000 of cash on hand.

If the building has not been sold by the maturity date of the building revolving line of credit, we anticipate refinancing prior to the maturity date.  We anticipate refinancing the working capital line of credit prior to the maturity date.

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

Revenue Recognition

Revenue is recognized when a fixed price contract or purchase order exists; delivery has occurred; and collection is reasonably assured. Selling terms are generally FOB Shipping Point so we consider products delivered once they have been shipped and title and risk of loss have been transferred.

Allowance for Doubtful Accounts

Gross trade accounts receivable are offset with an allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review the allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectability. Account balances are charged against the allowance when placed for collection. Recoveries of receivables previously written off are recorded when received. The majority of the customer accounts are considered past due after the invoice becomes older than the customer's normal credit terms. Interest is not charged on past due accounts. The allowance for doubtful accounts was $12,000 at the end of each of fiscal years 2017 and 2016.

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

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of April 30, 2017 and based on that evaluation have concluded that these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework contained in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of April 30, 2017.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three month period ending April 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information

None.

Report Of Independent Registered Public Accounting Firm

To the Board of Directors

Torotel, Inc.

We have audited the accompanying consolidated balance sheets of Torotel, Inc. and subsidiaries (collectively, the “Company”) as of April 30, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Torotel, Inc. and subsidiaries as of April 30, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ RubinBrown LLP

Kansas City, Missouri

July 28, 2017

CONSOLIDATED BALANCE SHEETS

	As of April 30,
	2017	2016
ASSETS
Current assets:
Cash	$298,000	$1,846,000
Trade receivables, net	2,007,000	1,902,000
Inventories	2,739,000	1,703,000
Prepaid expenses and other current assets	217,000	202,000
Property held for sale	688,000	—
	5,949,000	5,653,000

Land	—	265,000
Buildings and improvements	532,000	1,049,000
Equipment	3,718,000	3,145,000
	4,250,000	4,459,000
Less accumulated depreciation	2,937,000	3,139,000
Property, plant and equipment, net	1,313,000	1,320,000

Deferred income taxes	747,000	592,000
Other assets	256,000	115,000

Total Assets	$8,265,000	$7,680,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$603,000	$90,000
Trade accounts payable	1,204,000	764,000
Accrued liabilities	319,000	468,000
Customer deposits	33,000	29,000
	2,159,000	1,351,000
Long-term debt, less current maturities	445,000	468,000
Stockholders' equity:
Common stock; par value $0.01; 6,000,000 shares authorized; as of April 30, 2017, there were 5,995,750 shares issued and outstanding; as of April 30, 2016, there were 5,983,545 shares issued and 5,615,750 shares outstanding	60,000	60,000
Capital in excess of par value	12,329,000	12,277,000
Accumulated deficit	(6,728,000)	(6,467,000)
Treasury stock, at cost	—	(9,000)
	5,661,000	5,861,000

Total Liabilities and Stockholders' Equity	$8,265,000	$7,680,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended April 30,

	2017	2016
Net sales	$16,302,000	$16,194,000
Cost of goods sold	11,047,000	10,883,000
Gross profit	5,255,000	5,311,000
Operating expenses:
Engineering	906,000	811,000
Selling, general and administrative	4,738,000	3,643,000
	5,644,000	4,454,000
Earnings (loss) from operations	(389,000)	857,000
Other expense:
Interest expense, net	24,000	25,000
Earnings (loss) before provision (credit) for income taxes	(413,000)	832,000
Provision (benefit) for income taxes	(152,000)	328,000
Net earnings (loss)	$(261,000)	$504,000
Basic earnings (loss) per share	$(0.05)	$0.10

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

					Treasury	Total
		Common	Excess of	Accumulated	Stock,	Stockholders'
	Shares	Stock	Par Value	Deficit	at cost	Equity
Balance, April 30, 2015	5,983,545	$60,000	$12,342,000	$(6,971,000)	$(9,000)	$5,422,000
Stock compensation credit	—	—	(65,000)	—	—	(65,000)
Net earnings	—	—	—	504,000	—	504,000
Balance, April 30, 2016	5,983,545	60,000	12,277,000	(6,467,000)	(9,000)	5,861,000
Stock compensation earned	—	—	61,000	—	—	61,000
Shares reverted	(350,000)	—	—	—	—	—
Shares released and issued	362,205	—	(9,000)	—	9,000	—
Net loss	—	—	—	(261,000)	—	(261,000)
Balance, April 30, 2017	5,995,750	$60,000	$12,329,000	$(6,728,000)	$—	$5,661,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASHFLOWS

Years ended April 30,

	2017	2016
Cash flows from operating activities:
Net earnings (loss)	$(261,000)	$504,000
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Stock compensation cost amortized (credited)	61,000	(65,000)
Depreciation	265,000	291,000
Deferred income taxes	(155,000)	244,000
Increase (decrease) in cash flows from operations resulting from changes in:
Trade receivables	(105,000)	(317,000)
Inventories	(1,036,000)	(27,000)
Prepaid expenses and other assets	(156,000)	(90,000)
Trade accounts payable	440,000	38,000
Accrued liabilities	(149,000)	(111,000)
Customer deposits	4,000	(38,000)
Net cash provided by (used in) operating activities	(1,092,000)	429,000
Cash flows from investing activities:
Capital expenditures	(946,000)	(324,000)
Purchase of investments	—	(28,000)
Net cash used in investing activities	(946,000)	(352,000)
Cash flows from financing activities:
Principal payments on long-term debt	(99,000)	(123,000)
Proceeds from long-term debt	124,000	—
Proceeds from line of credit	465,000	—
Net cash provided by (used in) financing activities	490,000	(123,000)
Net decrease in cash	(1,548,000)	(46,000)
Cash, beginning of period	1,846,000	1,892,000
Cash, end of period	$298,000	$1,846,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$24,000	$25,000
Income taxes	$101,000	$78,000
Non-cash financing and investing activities:
Property, plant and equipment reclassified as held for sale	$688,000	$—

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

Principles of Consolidation

The consolidated financial statements include the accounts of Torotel, Inc. and its wholly owned subsidiaries, Torotel Products, Torotel Manufacturing Corporation, and Electronika (through Electronika’s date of dissolution). All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Significant estimates used in preparing these consolidated financial statements include those assumed in computing the valuation allowance of inventory, the allowance for doubtful accounts receivable, the valuation allowance on deferred income tax assets, and the reserve for warranty costs. Accordingly, actual results could differ from those estimates. Any changes in estimates are recorded in the period in which they become known.

Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. We grant unsecured credit to most of our customers. We do not believe that we are exposed to any extraordinary credit risk as a result of this policy. At various times, and at April 30, 2017 and 2016, cash balances exceeded federally insured limits. We have not experienced any losses in the cash accounts and we do not believe we are exposed to any significant credit risk with respect to our cash.

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

The carrying amounts of certain financial instruments, including cash, trade receivables and trade accounts payable approximate fair value due to their short maturities. As of April 30, 2017 and 2016, the amount of our long-term debt approximates fair value based on the present value of estimated future cash flows using a discount rate commensurate with a borrowing rate available to us. The inputs used to estimate the fair value of long-term debt are considered Level 2 inputs.

Treasury Stock

We utilize the weighted average cost method in accounting for treasury stock transactions.

Revenue Recognition

Revenue is recognized when a fixed price contract or purchase order exists; delivery has occurred; and collection is reasonably assured. Selling terms are generally FOB Shipping Point so we consider our products delivered once they have been shipped and title and risk of loss have been transferred.

Allowance for Doubtful Accounts

Gross trade accounts receivable are offset with an allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review the allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectability. Account balances are charged against the allowance when placed for collection. Recoveries of receivables previously written off are recorded when received. The majority of the customer accounts are considered past due after the invoice becomes older than the customer's credit terms. Interest is not charged on past due accounts. The allowance for doubtful accounts as of April 30, 2017 and 2016 was $12,000 and $12,000, respectively.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using a FIFO approximated weighted average cost method of valuation. Our industry is characterized by short-term customer commitments and changes in demand, as well as other market considerations. Provisions for obsolete and excess inventory are based on reviews of inventory usage, quantities on hand and latest product demand information from customers. Inventories are reviewed in detail utilizing a 12-month time horizon. Individual part numbers that have not had any usage or purchases in a 12-month time period and do not have any known usage requirements are categorized as obsolete; individual part numbers having more than a 12-month supply based on the current year's usage are categorized as excess. Once specific inventory has been identified as excess or obsolete, the cost of the identified inventory is fully reserved and the cost of the inventory is not recovered until it is sold. The reserve balance is analyzed for adequacy as part of the inventory review each quarter.  The reserve for inventory as of April 30, 2017 and 2016 was $261,000 and $379,000, respectively.

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

Income Taxes

Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our annual tax rate and in evaluating our tax positions. An estimated effective tax rate for a year is applied to our quarterly operating results. In the event there is a significant or unusual item recognized in our quarterly operating results, the tax attributable to that item is separately calculated and recorded at the same time as that item. Tax law requires items to be included in our tax returns at different times than the items are reflected in our financial statements. As a result, our annual tax rate reflected in our financial statements is different than that reported in our tax returns (our cash tax rate). Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences reverse over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax returns in future years for which we have already recorded the tax benefit in our statement of operations. We establish valuation allowances for our deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax liabilities generally represent tax expense recognized in our financial statements for which payment has been deferred, or expense for which we have already taken a deduction in our tax return but have not yet recognized as expense in our financial statements. The accounting for uncertainty in income taxes requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. If necessary, we record a liability for the difference between the benefit recognized and measured for financial statement purposes and the tax position taken or expected to be taken on our tax return. To the extent that our assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. If applicable in a given year, tax-related interest and penalties are classified as a component of income tax expense.

Advertising Costs

Advertising costs are expensed as incurred. For the years ended April 30, 2017 and 2016 advertising costs were $6,000 and $1,000, respectively.

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

New Accounting Guidance

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard is effective for reporting periods beginning after December 15, 2017 and early adoption permitted for reporting periods beginning after December 15, 2016. The standard will supersede existing revenue recognition guidance, including industry-specific guidance, and will provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The standard requires revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The provisions of this new guidance are effective as of the beginning of Torotel’s first quarter of 2019. Torotel is currently evaluating the transition method to be used and the impact of adoption of this standard on its consolidated financial statements. Torotel does not anticipate the impact to be material to the consolidated financial statements.  The status of the implementation effort is in the preliminary stage.  No significant implementation matters have been identified as needing to be addressed.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 requires expanded disclosures about the nature and terms of lease agreements and is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. Torotel is currently evaluating the potential impact of this standard on its consolidated financial statements. Torotel anticipates the impact will be material to the consolidated financial statements for reporting periods beginning after December 15, 2018, due to the building lease amendment executed on October 31, 2016. The status of the implementation effort is in the preliminary stage.  No significant implementation matters have been identified as needing to be addressed.

NOTE 2—INVENTORIES

The following table summarizes the components of inventories, as of April 30 of each year:

	2017	2016
Raw materials	$1,305,000	$1,051,000
Work in process	826,000	400,000
Finished goods	608,000	252,000
	$2,739,000	$1,703,000

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

	2017	2016
4.05% mortgage note payable in monthly installments of $4,873, including interest, with final payment of $349,000 due January 27, 2019	$415,000	$456,000
4.00% line of credit with a maturity date of September 20, 2018	465,000	-
4.00% building line of credit with a maturity date of March 31, 2018	-	-
Borrowings under an equipment financing line of credit:
4.75% note payable in monthly installments of $2,269, including interest, with final payment due May 27, 2018	28,000	53,000
3.75% note payable in monthly installments of $2,112, including interest, with final payment due April 10, 2018	25,000	49,000
4.05% note payable in monthly installments of $3,680, including interest, with final payment due January 10, 2020	115,000	-
Total long-term debt	1,048,000	558,000
Less current installments	603,000	90,000
Long-term debt, excluding current installments	$445,000	$468,000

The working capital revolving line of credit, which is available for working capital purposes, is renewable annually.  The associated interest rate is equal to the greater of the floating Commerce Bank Prime Rate (currently 4.00%) or a floor of 4% (as listed above).  Monthly repayments of interest only are required with the principal due at maturity.  The maximum borrowing of this line of credit is $500,000. This facility is cross collateralized and cross defaulted with all other facilities and is secured by a first lien on all business assets of Torotel Products.

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

On March 31, 2017, we entered into a $500,000 building revolving line of credit, which is available for working capital purposes and is renewable annually.  The associated interest rate is equal to the greater of the floating Commerce Bank Prime Rate (currently 4.00%) or a floor of 4% (as listed above).  Monthly repayments of interest only are required with the principal due at maturity.  The maximum borrowing of this line of credit is $500,000.   This facility is cross collateralized and cross defaulted with all other facilities and is secured by a first lien on the building located at 620 North Lindenwood Drive in Olathe, Kansas.

Torotel Products is also required to comply with specified financial covenants and as of April 30, 2017, Torotel Products was in compliance with these covenants.

The amount of long-term debt maturities by year is as follows:

Year Ending April 30,	Amount
2018	$603,000
2019	415,000
2020	30,000
$1,048,000

Irrevocable Standby Letter of Credit

Under the terms of a lease amendment for its building located at 520 N. Rogers Road  in Olathe, Kansas (see Note 5), Torotel provided the landlord an irrevocable standby letter of credit in the amount of $350,000 as additional security. The balance under the letter of credit will automatically reduce in accordance with the below schedule if not drawn upon:

Date of Reduction	Amount of Reduction	Balance of Letter of Credit

January 1, 2020	$75,000	$275,000
January 1, 2021	75,000	200,000
January 1, 2022	75,000	125,000
January 1, 2023	75,000	50,000
January 1, 2024	50,000	-

NOTE 4—INCOME TAXES

The components of the provision (benefit) for income taxes are as follows:

	2017	2016
Current tax expense (benefit)
Federal	$2,000	$9,000
State	1,000	75,000
	3,000	84,000
Deferred tax expense (benefit)
Federal	(137,000)	254,000
State	(18,000)	(10,000)
	(155,000)	244,000
Total income tax provision	$(152,000)	$328,000

The provision for income taxes reflected in the consolidated statements of operations differs from the amounts computed at the federal statutory tax rates.

The principal differences between our statutory income tax expense and the effective provision for income taxes are summarized as follows:

	2017	2016
Computed tax expense at statutory rates	$(144,000)	$283,000
Permanent differences	6,000	8,000
State tax and credits	(18,000)	37,000
Provision to Return Adjustment	4,000	(2,000)
Increase in valuation allowance	—	2,000
	$(152,000)	$328,000

We have available as benefits to reduce future income taxes, subject to applicable limitations, estimated federal net operating loss carryforward amounts as described below.  In addition, we have available to us federal and state tax credits that carry forward indefinitely.

NOL
Year of Expiration	Carryforwards
2027	$82,000
2030	28,000
2032	298,000
2037	726,000
$1,134,000

The following table summarizes the components of the net deferred income tax asset:

	2017	2016
Net operating loss carryforwards	$420,000	$139,000
Inventory valuation reserve	101,000	147,000
Loss on equity and impairment in investee	437,000	437,000
Tax credit carryforward	68,000	68,000
Other	158,000	238,000
	1,184,000	1,029,000
Less: valuation allowance	(437,000)	(437,000)
	$747,000	$592,000

We record deferred income tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.  As of April 30, 2017, we do not anticipate the realization of a portion of our deferred income tax assets. The valuation allowance is specifically related to impairment on an investment that would result in a capital loss for tax purposes that we do not anticipate realizing due to the absence of offsetting capital gain income.

We evaluate the appropriateness of our deferred income tax asset valuation allowance on a quarterly basis and continue to consider positive and negative trends in our industry that could affect our determination. We believe that our current valuation allowance is appropriate due to anticipated demand over the next few fiscal years related to continuing business in the aerospace and defense markets. We also believe that this demand should generate sufficient taxable earnings to enable us to realize our net deferred tax assets except as discussed above, thus outweighing any negative evidence concerning the cyclical and competitive nature of our industry. Also, we have achieved consistent taxable earnings in recent fiscal years, we have established a recent history of utilizing our net deferred tax asset, our available carryforward periods of our net operating losses are of sufficient length and are at minimum risk of expiring unused, and our products are included in applications that generally have a longer lifecycle.

As of April 30, 2017, the federal tax returns for the fiscal years ended 2012 through 2016 are open to audit until the statute of limitations closes for the years in which the net operating losses are utilized. We recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense. As of April 30, 2017, we recorded no accrued interest or penalties related to uncertain tax positions. We expect no significant change in the amount of unrecognized tax benefit, accrued interest or penalties within the next twelve months.

NOTE 5—COMMITMENTS AND CONTINGENCIES

As part of our ongoing operations, we enter into arrangements that obligate us to make future payments to various parties. Some of these contractual obligations are not reflected on the accompanying consolidated balance sheets due to the nature of the obligations. Such obligations include operating leases for production space and for equipment.

On July 10, 2014, we entered into a real estate lease agreement in Hatfield, Pennsylvania to lease approximately 5,000 square feet for manufacturing electromechanical assemblies and other transformers.  This agreement commenced on August 1, 2014 and continues through July 31, 2019.

On October 31, 2016, Torotel entered into a Second Amendment (“Amendment”) to the lease for its Rogers Road facility located in Olathe, Kansas. The Amendment became effective as of April 1, 2017, and served to extend the lease term through December 31, 2026 and expand the leased space from approximately 14,137 square feet to approximately 72,388 square feet. The Amendment provides that the monthly base rate in the first two years of the extended term is $26,844, escalating thereafter. The Amendment required Torotel to increase its security deposit from $12,750 to $55,000 and provide a letter of credit as additional security. Additionally, the Amendment addresses other terms and conditions by which Torotel may continue to lease the facility or terminate the lease, and provides Torotel two separate options to extend the lease term for additional five year periods.

Future minimum lease payments on operating leases are as follows:

Years Ending April 30,

2018	$413,000
2019	413,000
2020	407,000
2021	402,000
2022	427,000
2023	442,000
2024	452,000
2025	456,000
2026	467,000
2027	350,000
Total	$4,229,000

Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods free of rent. Total rent expense for all operating leases for the years ended April 30, 2017 and 2016 was $246,000 and $193,000, respectively.

As of April 30, 2017, the property owned by Torotel at 620 N. Lindenwood in Olathe, Kansas had a net carrying value of approximately $688,000, and is listed on the market for immediate sale.  The property is currently accounted for as a capital asset at historical cost less depreciation.

Torotel is subject to legal proceedings and claims that arise in the normal course of business.  It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the financial position or results of operations of Torotel.

NOTE 6—EMPLOYEE INCENTIVE PLANS

Short-term Cash Incentive Plan

The Short-term Cash Incentive Plan ("STIP") became effective for fiscal year 2008. The purpose of the STIP is to promote the long-term financial performance of Torotel by providing key employees with the opportunity to earn cash awards for accomplishing annual goals for Return on Capital Employed ("ROCE") as defined in the STIP. For the years ended April 30, 2017 and 2016, total short-term cash incentive plan expense was $0 and $0, respectively.

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

Long-term Cash Incentive Plan

The Long-term Cash Incentive Plan ("LTCIP") provides key employees with the opportunity to earn cash awards for accomplishing plan goals based on predetermined targets for average annual sales and earnings growth, ROCE and debt to equity. Under the terms of the LTCIP, awards will not be paid if Torotel's performance on any LTCIP metric is less than the threshold level of performance defined for that LTCIP metric. For the years ended April 30, 2017 and 2016, total long-term cash incentive plan expense was $0 for both years.

Performance Bonus

We provided discretionary performance bonuses for employees not participating in the above incentive plans.  Total expense for these bonuses was $0 and $176,000 for the years ended April 30, 2017 and 2016.

401(k) Retirement Plan

We have a 401(k) Retirement Plan for Torotel Products' employees. Employer contributions to that plan are at the discretion of the Board of Directors. Employer contributions to the plan for the years ended April 30, 2017 and 2016 were  $86,000 and $35,000, respectively.

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

2013 Restricted Stock Grants

On June 17, 2013, we entered into Restricted Stock Agreements with three key employees pursuant to the SAP. The aggregate amount of the restricted stock awards was 400,000 shares of common stock. These shares were transferred from treasury shares. Based on the market price of $0.50 for our common stock as of June 17, 2013, the aggregate fair value of the restricted stock at the date of award was $200,000. The shares issued pursuant to the Restricted Stock Agreements on June 17, 2013 are restricted and may not be sold, assigned, pledged or otherwise disposed of until the restrictions lapse. The restrictions will lapse on the fifth anniversary of the date of grant if during the five (5) year restriction period, (1) Torotel's cumulative annual growth in earnings before interest and taxes ("EBIT") is at least 10% and (2) Torotel's average return on capital employed ("ROCE") is at least 25%. The restrictions will also lapse, if prior to the fifth anniversary of the date of grant, (1) the grantee's employment with Torotel (or a subsidiary thereof) is terminated by reason of disability, (2) the grantee dies, or (3) the Committee, in its sole discretion, terminates the restrictions. If the restrictions on such shares have not lapsed by the fifth anniversary of the date of grant, such shares will be forfeited to Torotel. Stock compensation cost net of an appropriate pre-vesting forfeiture rate is recorded per quarter for the remainder of the vesting period provided the financial performance metrics as outlined in the SAP are likely to be attained. However, due to updated projections developed in the third quarter of fiscal year 2016, the likelihood of achieving the financial performance metrics as outlined in each Restricted Stock Agreement was classified as not probable. As a result, we stopped amortizing the stock compensation cost associated with the restricted stock awarded on July 17, 2013 and recovered the previously amortized stock compensation cost of $88,000 in the third quarter ended January 31, 2016. The 350,000 shares associated with the Restricted Stock Agreements dated June 17, 2013 were reverted to treasury shares during the fiscal year 2017.

2016 Restricted Stock Grants

On September 21, 2016, we entered into Restricted Stock Agreements (“2016 Agreements”) with three key employees for the grant of an aggregate total of 730,000 restricted shares of the Company’s common stock (the “Shares”). The Shares were granted, and the 2016 Agreements were entered into, pursuant to the Plan. The award of the Shares was authorized by both the Committee and the Board as a whole on September 19, 2016. Except for the number of shares granted to each recipient, the terms of each of the 2016 Agreements are identical.

The Shares were granted subject to restrictions that prohibit them from being sold, assigned, pledged or otherwise disposed of until the restrictions lapse. The restrictions will lapse on the fifth anniversary of the date of grant if during the five year restriction period, (1) the Company’s cumulative annual growth in revenue is at least 10%, and (2) the average economic value added as a percentage of revenue is at least 2%. The economic value added, which attempts to capture the true economic profit, will be calculated as the operating profit less the cost of capital with adjustments made for taxes. The restrictions will also lapse, if prior to the fifth anniversary of the date of grant, (1) the grantee’s employment with the Company is terminated by reason of disability, (2) the grantee dies, or (3) the Committee, in its sole discretion, terminates the restrictions. If the restrictions on the Shares have not lapsed by the fifth anniversary of the date of grant, the Shares will be forfeited to the Company.

Total stock compensation cost for the years ended April 30, 2017 and 2016 was an expense of $61,000 and a credit of $65,000, respectively. Restricted stock activity for each period through April 30, 2017 and 2016 is summarized as follows:

	2017		2016
	Restricted	Weighted	Restricted	Weighted
	Shares	Average	Shares	Average
	Under	Grant	Under	Grant
	Option	Price	Option	Price
Outstanding at May 1	350,000	$0.500	350,000	$0.500
Granted	730,000	0.740	—	—
Vested	—	—	—	—
Forfeited	(350,000)	0.500	—	—
Outstanding at April 30	730,000	$0.740	350,000	$0.500

NOTE 8—STOCKHOLDERS' EQUITY

The changes in shares of common stock outstanding as of April 30 of each year are summarized as follows:

	2017	2016
Balance, May 1	$5,615,750	$5,615,750
Shares released from treasury for restricted stock grants	717,795	—
Newly issued shares for restricted stock grants	12,205	—
Shares reverted to treasury for restricted stock forfeitures	(350,000)	—
Balance, April 30	$5,995,750	$5,615,750

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

The basic earnings per common share were computed as follows:

	Year Ended
	2017	2016
Net earnings (loss)	$(261,000)	$504,000
Amounts allocated to participating securities (nonvested restricted shares)	—	(2,000)
Net income attributable to common shareholders	$(261,000)	$502,000
Basic weighted average common shares	5,123,000	5,266,000
Earnings per share attributable to common shareholders:
Basic earnings per share	$(0.05)	$0.10

ASC 260, Earnings per Share, provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be participating securities and must be included in the computation of earnings per share pursuant to the two-class method.  Diluted earnings per share is not presented as we do not have any shares considered incremental and dilutive.

NOTE 10—ACCRUED LIABILITIES

Accrued liabilities as of April 30 of each year consist of the following:

	2017	2016
Employee related expenses:
Accrued payroll	$68,000	$236,000
Accrued payroll taxes	5,000	19,000
Accrued employee benefits	136,000	115,000
	$209,000	$370,000
Other, including interest:
Warranty reserve	$24,000	$67,000
Property taxes	20,000	31,000
Other	66,000	—
	$110,000	$98,000
	$319,000	$468,000

The changes in warranty reserve as of April 30 of each year are summarized as follows:

	2017	2016
Balance, May 1	$67,000	$75,000
Credit memos issued	(161,000)	(165,000)
Provision for warranty accrual	118,000	157,000
Balance, April 30	$24,000	$67,000

NOTE 11—CUSTOMER DEPOSITS

For certain customers, we collect payment at the time the order is placed.  These deposits are classified as a liability and will be recognized as revenue at the time of shipment in accordance with our revenue recognition policy.  As of April 30, 2017 and April 30, 2016 we had approximately $33,000 and $29,000, respectively in customer deposits related to this arrangement.

NOTE 12—SELF-INSURANCE CAPTIVE

We are a member of a limited liability company formed as an insurance association captive (the "captive") in order to provide partially self-insured health benefits to our employees that elect coverage under the plan. Our membership percentage in this captive is approximately 0.5% and represents an investment of $87,000.  Therefore, our investment is accounted for utilizing the cost method of accounting. Our risk of loss is limited to our investment in the captive and we are not required to fund additional capital to the captive in the event of negative capital accounts.  Our share of net income from the captive is based on our ratio of contribution to the captive.  No income has been allocated in either fiscal year 2016 or 2017.

We maintain a reserve for incurred but not reported medical claims and claim development. Our reserve is an estimate based on historical experience and other assumptions, some of which are subjective. We adjust our self-insured medical benefits reserve as we experience changes due to medical inflation, changes in the number of plan participants and changes to specific cases.  Our total reserve for these claims for the fiscal years ended April 30, 2017 and 2016 was $28,000 and $32,000 respectively.

NOTE 13—SEGMENT INFORMATION

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

Torotel’s net sales by product line and geography for the periods presented were as follows:

Years ended April 30	2017	2016
Torotel Products:
Magnetic components	$7,924,000	$8,339,000
Potted coil assembly	5,268,000	4,989,000
Electro-mechanical assemblies	3,098,000	2,716,000
Large Transformers	12,000	150,000
Total Torotel Products	$16,302,000	$16,194,000

Years ended April 30,	2017	2016
Domestic	$14,755,000	$15,022,000
Foreign	1,547,000	1,172,000
Total consolidated net sales	$16,302,000	$16,194,000

Torotel Products currently has a primary base of approximately 18 customers that provide nearly 90% of its annual sales volume.  Sales to two major customers as a percentage of consolidated net sales for the year ended April 30, 2017 was 34% and 23% respectively. Sales to two major customers as a percentage of consolidated net sales for the year ended April 30, 2016 was 35% and 28% respectively.

NOTE 14—RELOCATION AND NEW FACILITY COSTS

Torotel incurred $609,000 in costs related to the move to the new facility over the last six months of fiscal 2017.  $401,000 of the costs were capitalized as leasehold improvements and equipment related to the new space, including reconfiguration of support rooms, electrical, ventilation, and exhaust work.  $208,000 of the costs were expensed as a period cost, including furniture, IT and office equipment below the company capitalization rate and payments to the moving company.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the information contained in our definitive proxy statement to be filed with the SEC no later than 120 days after the end of our most recent fiscal year in connection with our 2017 Annual Meeting of Shareholders.

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

ITEM 11.    Executive Compensation

The information required by this item is incorporated herein by reference to the information contained in our definitive proxy statement to be filed with the SEC no later than 120 days after the end of our most recent fiscal year in connection with our 2017 Annual Meeting of Shareholders.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the information contained in our definitive proxy statement to be filed with the SEC no later than 120 days after the end of our most recent fiscal year in connection with our 2017 Annual Meeting of Shareholders.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the information contained in our definitive proxy statement to be filed with the SEC no later than 120 days after the end of our most recent fiscal year in connection with our 2017 Annual Meeting of Shareholders.

ITEM 14.    Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the information contained in our definitive proxy statement to be filed with the SEC no later than 120 days after the end of our most recent fiscal year in connection with our 2017 Annual Meeting of Shareholders.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules

(a)

(b) Exhibits (Electronic Filing Only)

Exhibit 3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of Form 8-K filed with the SEC on September 25, 2009, SEC File Number 001-08125)
Exhibit 3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 of Form 8-K filed with the SEC on July 7, 2006, SEC File Number 001-08125)
Exhibit 10.1#	Form of Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the SEC on July 7, 2006, SEC File Number 001-08125)
Exhibit 10.2	Promissory note for real estate term loan, executed February 21, 2014 (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the SEC on February 27, 2014, SEC File Number 001-08125)
Exhibit 10.3#	Form of Restricted Stock Agreement, approved September 19, 2016 (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the SEC on September 22, 2016, SEC File Number 001-08125)
Exhibit 10.4#	Short-term Cash Incentive Plan (incorporated by reference to Exhibit 10.8 of Form 10-KSB filed with the SEC on July 30, 2007, SEC File Number 001-08125)
Exhibit 10.5#	Stock Award Plan (incorporated by reference to Exhibit 10.9 of Form 10-KSB filed with the SEC on July 30, 2007, SEC File Number 001-08125)
Exhibit 10.6#	Long-term Cash Incentive Plan (incorporated by reference to Exhibit 10.10 of Form 10-KSB filed with the SEC on July 30, 2007, SEC File Number 001-08125)
Exhibit 10.7

Standard Industrial/Commercial Multi-Tenant Lease - Net dated July 30, 2010 by and between 96-OP Prop, LLC, and Torotel (Incorporated by reference to Exhibit 10.8 of Form 8-K filed with the SEC on August 4, 2010, SEC File Number 001-08125)

Exhibit 10.8

First Amendment to Lease dated December 20, 2013 by and between 96-OP Prop, L.L.C., and Torotel (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the SEC on December 24, 2013, SEC File Number 001-08125)

Exhibit 10.9

Second Amendment to Lease, dated October 31, 2016 by and between 96-OP Prop. L.L.C. and Torotel (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the SEC on November 4, 2016, SEC File Number 001-08125)

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

Exhibit 10.13*	Building Revolving Line of Credit Agreement
Exhibit 14

Code of Business Conduct and Ethics for Directors, Executive Officers, Significant Employees (incorporated by reference to Exhibit 14 of Form 10-KSB filed with the SEC on February 16, 2005, SEC File Number 001-08125)

Exhibit 21*	Subsidiaries of the Registrant
Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act
Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act
Exhibit 32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith
#	Designates a management contract, or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Torotel, Inc.

By:	/s/ HEATH C. HANCOCK
Heath C. Hancock
Chief Financial Officer Principal Financial Officer

	Date:	July 28, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ DALE H. SIZEMORE, JR.		By:	/s/ ANTHONY L. LEWIS
	Dale H. Sizemore, Jr.			Anthony L. Lewis
	Chairman of the Board, President,			Director
Chief Executive Officer (Principal Executive Officer) and Director

	Date:	July 28, 2017		Date:	July 28, 2017

By:	/s/ RICHARD A. SIZEMORE		By:	/s/ STEPHEN K. SWINSON
	Richard A. Sizemore			Stephen K. Swinson
	Director			Director

	Date:	July 28, 2017		Date:	July 28, 2017

By:	/s/ BARRY B. HENDRIX		By:	/s/ HEATH C. HANCOCK
	Barry B. Hendrix			Heath C. Hancock
	Director			Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer

	Date:	July 28, 2017		Date:	July 28, 2017