Form 10-Q
period 2017-07-31
TOROTEL INC
filed 2017-09-13
CIK 98752

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 001-8125

TOROTEL, INC.

(Exact name of registrant as specified in its charter)

MISSOURI	44-0610086
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

520 N. ROGERS ROAD, OLATHE, KANSAS	66062
(Address of principal executive offices)	(Zip Code)

(913) 747-6111

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of September 13, 2017, there were 5,995,750 shares of Common Stock, $0.01 par value, outstanding.

TOROTEL, INC. AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	July 31, 2017	April 30, 2017
ASSETS
Current assets:
Cash	$712,000	$298,000
Trade receivables, net	1,646,000	2,007,000
Inventories	2,976,000	2,739,000
Prepaid expenses and other current assets	183,000	217,000
Property held for sale	688,000	688,000
	6,205,000	5,949,000

Buildings and improvements	603,000	532,000
Equipment	3,654,000	3,718,000
	4,257,000	4,250,000
Less accumulated depreciation	3,014,000	2,937,000
Property, plant and equipment, net	1,243,000	1,313,000

Deferred income taxes	861,000	747,000
Other assets	256,000	256,000

Total Assets	$8,565,000	$8,265,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$591,000	$603,000
Trade accounts payable	1,454,000	1,204,000
Accrued liabilities	566,000	319,000
Customer deposits	35,000	33,000
	2,646,000	2,159,000
Long-term debt, less current maturities	424,000	445,000
Stockholders' equity:
Common stock; par value $0.01; 6,000,000 shares authorized; 5,995,750 shares issued and outstanding	60,000	60,000
Capital in excess of par value	12,356,000	12,329,000
Accumulated deficit	(6,921,000)	(6,728,000)
	5,495,000	5,661,000

Total Liabilities and Stockholders' Equity	$8,565,000	$8,265,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	July 31, 2017	July 31, 2016
Net sales	$4,529,000	$4,091,000
Cost of goods sold	3,273,000	2,555,000
Gross profit	1,256,000	1,536,000
Operating expenses:
Engineering	266,000	207,000
Selling, general and administrative	1,286,000	1,112,000
	1,552,000	1,319,000
Earnings (loss) from operations	(296,000)	217,000
Other expense:
Interest expense, net	11,000	6,000
Earnings (loss) before provision (credit) for income taxes	(307,000)	211,000
Provision (benefit) for income taxes	(114,000)	86,000
Net earnings (loss)	$(193,000)	$125,000
Basic earnings (loss) per share	$(0.04)	$0.02

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	July 31, 2017	July 31, 2016
Cash flows from operating activities:
Net earnings (loss)	$(193,000)	$125,000
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Stock compensation cost amortized	27,000	—
Depreciation	77,000	63,000
Deferred income taxes	(114,000)	86,000
Increase (decrease) in cash flows from operations resulting from changes in:
Trade receivables	361,000	(86,000)
Inventories	(237,000)	(236,000)
Prepaid expenses and other assets	34,000	(37,000)
Trade accounts payable	250,000	89,000
Accrued liabilities	247,000	111,000
Customer deposits	2,000	(19,000)
Net cash provided by operating activities	454,000	96,000
Cash flows from investing activities:
Capital expenditures	(7,000)	(187,000)
Net cash used in investing activities	(7,000)	(187,000)
Cash flows from financing activities:
Principal payments on long-term debt	(33,000)	(22,000)
Net cash used in financing activities	(33,000)	(22,000)
Net increase (decrease) in cash	414,000	(113,000)
Cash, beginning of period	298,000	1,846,000
Cash, end of period	$712,000	$1,733,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$11,000	$6,000
Income taxes	$—	$19,150

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The consolidated condensed balance sheet as of April 30, 2017, which has been derived from the audited financial statements of Torotel, Inc. ("Torotel"), is accompanied by the unaudited interim consolidated condensed financial statements, which reflect the normal recurring adjustments that in the opinion of management are necessary to present fairly Torotel’s consolidated financial position at July 31, 2017, and the consolidated results of operations and cash flows for the three months ended July 31, 2017, and 2016, respectively.

The unaudited interim consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although management believes the disclosures made are adequate to make the information not misleading. The financial statements contained herein should be read in conjunction with Torotel’s consolidated financial statements and related notes filed on Torotel's Form 10-K for the year ended April 30, 2017 as filed with the SEC on July 28, 2017.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard is effective for annual reporting periods beginning after December 15, 2017 including interim periods within that reporting period and early adoption permitted for reporting periods beginning after December 15, 2016. The standard will supersede existing revenue recognition guidance, including industry-specific guidance, and will provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The standard requires revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The provisions of this new guidance are effective as of the beginning of Torotel’s first quarter of fiscal year 2019. Torotel is currently evaluating the transition method to be used and the impact of adoption of this standard on its consolidated financial statements. Torotel does not anticipate the impact to be material to the consolidated financial statements. The status of the implementation effort is in the preliminary stage. No significant implementation matters have been identified as needing to be addressed.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 requires expanded disclosures about the nature and terms of lease agreements and is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. Torotel is currently evaluating the potential impact of this standard on its consolidated financial statements. Torotel anticipates the impact will be material to the consolidated financial statements for reporting periods beginning after December 15, 2018, due to the amendment to the lease for Torotel’s manufacturing facility that was executed on October 31, 2016. The status of the implementation effort is in the preliminary stage. No significant implementation matters have been identified as needing to be addressed.

NOTE 2 — NATURE OF OPERATIONS

Torotel conducts business primarily through its wholly owned subsidiary, Torotel Products, Inc. (“Torotel Products”). Torotel Products specializes in the custom design and manufacture of a wide variety of precision magnetic components, consisting of transformers, inductors, reactors, chokes, toroidal coils, high voltage transformers, dry-type transformers and electro-mechanical assemblies, for use in commercial, industrial and military electronics.

NOTE 3—INVENTORIES

The following table summarizes the components of inventories:

	July 31, 2017	April 30, 2017
Raw materials	$1,447,000	$1,305,000
Work in process	865,000	826,000
Finished goods	664,000	608,000
	$2,976,000	$2,739,000

NOTE 4—FINANCING AGREEMENTS

Torotel Products has a financing agreement (the “financing agreement”) with Commerce Bank, N.A. (the “Bank”).  The financing agreement provides for a revolving line of credit, a guidance line of credit, and a real estate term loan. Torotel serves as an additional guarantor to all notes described below. A summary of the notes outstanding under the financing agreement is provided below:

	July 31, 2017	April 30, 2017
4.05% mortgage note payable in monthly installments of $4,873, including interest, with final payment of $349,000 due January 27, 2019	$405,000	$415,000
4.00% working capital line of credit with a maturity date of March 31, 2018	-	465,000
4.00% building line of credit with a maturity date of March 31, 2018	465,000	-
Borrowings under an equipment financing line of credit:
4.75% note payable in monthly installments of $2,269, including interest, with final payment due May 27, 2018	20,000	28,000
3.75% note payable in monthly installments of $2,112, including interest, with final payment due April 10, 2018	20,000	25,000
4.05% note payable in monthly installments of $3,680, including interest, with final payment due January 10, 2020	105,000	115,000
Total long-term debt	1,015,000	1,048,000
Less current installments	591,000	603,000
Long-term debt, excluding current installments	$424,000	$445,000

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

The working capital revolving line of credit, which is available for working capital purposes, is renewable annually.  The associated interest rate is equal to the greater of the floating Commerce Bank Prime Rate (currently 4.25%)or a floor of 4% (as listed above).  Monthly repayments of interest only are required with the principal due at maturity.  The maximum borrowing of this line of credit is $500,000.  This revolving line of credit is cross collateralized and cross defaulted with all other credit facilities and arrangements of Torotel Products with the Bank and is secured by a first lien on all business assets of Torotel Products.

On March 31, 2017, Torotel Products entered into a $500,000 building revolving line of credit, which is available for working capital purposes and is renewable annually. The associated interest rate is equal to the greater of the floating Commerce Bank Prime Rate (currently 4.25%) or a floor of 4% (as listed above). Monthly repayments of interest only are required with the principal due at maturity. The maximum borrowing of this line of credit is $500,000. This facility is cross collateralized and cross defaulted with all other facilities and is secured by a first lien on the building located at 620 North Lindenwood Drive in Olathe, Kansas.

The equipment note is a guidance line of credit to be used for equipment purchases. Monthly repayments consisting of both interest and principal are required. This note is cross collateralized and cross defaulted with all other facilities of Torotel Products and is secured by a purchase money security interest in the assets purchased as well as a first lien on all business assets of Torotel Products.  The maximum borrowing of this line of credit is $500,000.

Torotel is required to comply with specified financial covenants in its guaranty of the financing agreement with Commerce Bank. As of July 31, 2017, Torotel was not in compliance with the covenant in such financing agreement that requires a ratio of EBITDA (as defined in the financing agreement) to fixed charge coverage (as defined in the financing agreement) in excess of 1.100 to 1.000.  A waiver for non-compliance with this covenant was received from Commerce Bank for the period ending July 31, 2017.

Irrevocable Standby Letter of Credit

Under the terms of a lease amendment for its manufacturing facility located in Olathe, Kansas (see Note 11), Torotel provided the landlord an irrevocable standby letter of credit in the original amount of $350,000 as additional security. The balance under the letter of credit will automatically reduce in accordance with the below schedule if not drawn upon:

Date of Reduction	Amount of Reduction	Balance of Letter of Credit

January 1, 2020	$75,000	$275,000
January 1, 2021	75,000	200,000
January 1, 2022	75,000	125,000
January 1, 2023	75,000	50,000
January 1, 2024	50,000	-

NOTE 5—INCOME TAXES

As of July 31, 2017, the federal tax returns for the fiscal years ended 2015 through 2017 are open to audit until the statute of limitations closes for the years in which our net operating losses are utilized. We would recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.   As of July 31, 2017, we recorded no accrued interest or penalties related to uncertain tax positions. We expect no significant change in the amount of unrecognized tax benefit, accrued interest or penalties within the next twelve months.

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

2013 Restricted Stock Grants

On June 17, 2013, we entered into Restricted Stock Agreements with three key employees pursuant to the Company’s Stock Award Plan (the “Plan”). The aggregate amount of the restricted stock awards was 400,000 shares of common stock. These shares were transferred from treasury shares. Based on the market price of $0.50 for our common stock as of June 17, 2013, the fair value of the restricted stock at the date of award was $200,000. The shares issued pursuant to the Restricted Stock Agreements on June 17, 2013 were restricted and could not be sold, assigned, pledged or otherwise disposed of until the restrictions lapse. The restrictions were scheduled to lapse on the fifth anniversary of the date of grant if during the five year restriction period, (1) Torotel's cumulative annual growth in earnings before interest and taxes was at least 10% and (2) Torotel's average return on capital employed was at least 25%. The restrictions were also scheduled to lapse, if prior to the fifth anniversary of the date of grant, (1) the grantee's employment with Torotel was terminated by reason of disability, (2) the grantee died, or (3) the Committee, in its sole discretion, terminated the restrictions. If the restrictions on such shares had not lapsed by the fifth anniversary of the date of grant, such shares were to be forfeited to Torotel.  Stock compensation cost net of an appropriate pre-vesting forfeiture rate is recorded per quarter for the remainder of the vesting period provided the financial performance metrics as outlined in the Stock Award Plan are likely to be attained. However, due to updated projections developed in the third quarter of fiscal year 2016, the likelihood of achieving the financial performance metrics set forth in the Restricted Stock Agreements were classified as not probable. As a result, we stopped amortizing the stock compensation cost associated with the restricted stock awarded on July 17, 2013 and recovered the previously amortized stock compensation cost of $88,000 in the third quarter ended January 31, 2016. The 350,000 shares associated with the restricted stock awards dated June 17, 2013, were reverted to treasury shares during the fiscal year 2017.

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

Stock Compensation Costs and Restricted Stock Activity

Total stock compensation cost for the three months ended July 31, 2017 and 2016 was $27,000 and $0, respectively.

Restricted stock activity for each three month period through July 31 is summarized as follows:

	2017		2016
	Restricted	Weighted	Restricted	Weighted
	Shares	Average	Shares	Average
	Under	Grant	Under	Grant
	Option	Price	Option	Price
Outstanding at May 1	730,000	$0.740	350,000	$0.500
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Outstanding at July 31	730,000	$0.740	350,000	$0.500

NOTE 7—STOCKHOLDERS' EQUITY

The shares of common stock outstanding as of July 31 of each year are summarized as follows:

	2017	2016
Balance, May 1	5,995,750	5,615,750
Shares released from treasury for restricted stock grants	—	—
Newly issued shares for restricted stock grants	—	—
Shares reverted to treasury for restricted stock forfeitures	—	—
Balance, July 31	5,995,750	5,615,750

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

The basic earnings per common share were computed as follows:

	Three Months Ended
	July 31, 2017	July 31, 2016
Net earnings (loss)	$(193,000)	$125,000
Amounts allocated to participating securities (nonvested restricted shares)	—	(8,000)
Net income (loss) attributable to common shareholders	$(193,000)	$117,000
Basic weighted average common shares	5,265,750	5,265,750
Earnings per share attributable to common shareholders:
Basic earnings (loss) per share	$(0.04)	$0.02

ASC 260, Earnings per Share, provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be participating securities and must be considered in the computation of earnings per share pursuant to the two-class method.  Diluted earnings per share is not presented as we do not have any shares considered incremental and dilutive.

NOTE 9—CUSTOMER DEPOSITS

For certain customers, we collect payment at the time the order is placed.  These deposits are classified as a liability and will be recognized as revenue at the time of shipment in accordance with our revenue recognition policy.  As of July 31, 2017 we had approximately $35,000 in customer deposits related to these arrangements.

NOTE 10 — CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable.  We grant unsecured credit to most of our customers.  We do not believe that we are exposed to any extraordinary credit risk as a result of this policy.  At various times, and at July 31, 2017, cash balances exceeded federally insured limits. However, we have incurred no losses in the cash accounts and we do not believe we are exposed to any significant credit risk with respect to our cash.

NOTE 11 — SUBSEQUENT EVENT

On August 30, 2017, Torotel entered into a Third Amendment (“Amendment”) to the lease for its manufacturing facility located in Olathe, Kansas. The Amendment reconfigured the Suite 520 entry design, and granted Torotel a $37,500 lump sum net base rent abatement, to be applied at $18,750 per month from September 1, 2017 through October 31, 2017.  The Amendment also reduced the current letter of credit requirement from $350,000 to $300,000.  The Amendment did not change the term of the lease, which continues through December 31, 2026 (subject to early termination options and two separate options to extend the lease term for additional five year periods).

Future minimum lease payments on this operating lease are as follows:

Fiscal Years Ending April 30,
2018	$204,000
2019	332,000
2020	366,000
2021	404,000
2022	428,000
2023	443,000
2024	452,000
2025	457,000
2026	467,000
2027	311,000
Total	$3,864,000

Forward-Looking Information

This report, as well as our other reports filed with or furnished to the Securities and Exchange Commission (the “SEC”), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast,” “may,” “should,” “predict,” and similar expressions are intended to identify forward-looking statements. Statements regarding expectations, including performance assumptions and estimates relating to capital requirements, as well as other statements that are not historical facts, are forward-looking statements. This report contains forward-looking statements regarding, among other topics, our expected financial position, results of operations, cash flows, strategy, budgets and management's plans and objectives. Accordingly, these forward-looking statements are based on management’s judgments based on currently available information and assumptions about a number of important factors. While we believe that our assumptions about such factors are reasonable, such factors involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These factors include,without limitation:

•	economic, political and legislative factors that could impact defense spending;
•	continued production of the Hellfire II missile system for which we supply parts;
•	loss of key customers and our relatively concentrated customer base;
•	risks in fulfilling military subcontracts;
•	our ability to finance operations;
•	ability to adequately pass through to customers unanticipated future increases in raw material and labor costs;
•	delays in developing new products;
•	markets for new products and the cost of developing new markets;
•	expected orders that do not occur;
•	our ability to adequately protect and safeguard our network infrastructure from cyber security vulnerabilities;
•	our on-going ability to satisfy our debt covenant requirements;
•	our ability to generate sufficient taxable income to realize the amount of our deferred tax assets; and
•	the impact of competition and price erosion as well as supply and manufacturing constraints;

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

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Torotel, Inc. ("Torotel") conducts business primarily through its wholly owned subsidiary, Torotel Products, Inc. ("Torotel Products"). Torotel Products is engaged in the custom design and manufacture of a wide variety of precision magnetic components consisting of transformers, inductors, reactors, chokes, toroidal coils, high voltage transformers, dry-type transformers and electro-mechanical assemblies for use in military, commercial aerospace and industrial electronic applications. These products are used to modify and control electrical voltages and currents in electronic devices. Torotel Products sells these products to original equipment manufacturers, which use them in applications such as:

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

The industry mix of the customers that accounted for Torotel Products’ net sales for the first three months of the fiscal year ending April 30, 2018 (“fiscal year 2018”) was 50% defense, 39% commercial aerospace, and 11% industrial compared to 53% defense, 41% commercial aerospace, and 6% industrial for the same period in the fiscal year ending April 30, 2017 (“fiscal year 2017”).  Approximately 85% of Torotel Products’ sales during the first three months of fiscal year 2018 have been derived from domestic customers.

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

Business and Industry Considerations

Defense Markets

During the first three months of fiscal years 2018 and 2017, the amount of consolidated revenues derived from contracts with prime contractors of the U.S. Department of Defense (“DoD”) was approximately 50% and 53% respectively. As a result, our financial results in any period could be impacted substantially by spending cuts or increases in the DoD budget and the funds appropriated for certain military programs.

Despite ongoing uncertainty associated with the DoD budget, we believe our overall defense business outlook remains favorable due to the present demand for the potted coil assembly and other existing orders from major defense contractors. As of July 31, 2017, our consolidated order backlog for the defense market was nearly $4.4 million, which included $2.8 million for the potted coil assembly.

Commercial Aerospace and Industrial Markets

We provide magnetic components and electro-mechanical assemblies for a variety of applications in the commercial aerospace and industrial markets. The primary demand drivers for these markets include commercial aircraft orders, oil and gas drilling exploration activity, and general economic growth. While domestic economic growth remains positive, the above demand drivers could be impacted by short-term changes in the economy such as spikes or declines in the price of oil, war, terrorism, or changes in regulation. Other threats to our anticipated positive near-term and long-term market outlook include delays on the development and production of new commercial aircraft and competition from international suppliers. As of July 31, 2017, our consolidated order backlog for the aerospace and industrial markets was $2.4 million.

Business Outlook

Our non-headcoil backlog as of July 31, 2017 as compared to July 31, 2016 increased from $3.0 million to $3.9 million, a 30% increase. This was due primarily to an increase in magnetics orders. We anticipate that net sales for fiscal year 2018 will improve from net sales for fiscal year 2017. This is primarily due to the timing of newer program revenue that is projected to positively impact fiscal year 2018.

Consolidated Results of Operations

The following management comments regarding Torotel’s results of operations and outlook should be read in conjunction with the Consolidated Condensed Financial Statements and Notes to the Consolidated Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report.

This discussion and analysis of the results of operations include the operations of Torotel and its subsidiary Torotel Products as of July 31, 2017.

Net Sales

	Three Months Ended
	July 31, 2017	July 31, 2016
Torotel Products:
Magnetic components	$2,145,000	$2,050,000
Potted coil assembly	1,369,000	1,299,000
Electro-mechanical assemblies	997,000	742,000
Large transformers	18,000	—
Total Torotel Products	$4,529,000	$4,091,000

Consolidated net sales in the three months ended July 31, 2017 increased 11% or $438,000, compared to the three months ended July 31, 2016.  Torotel Products' net sales increased primarily because of increased demand in assemblies. The increase in assemblies was expected as a number of products had an increase in demand from customers.

Gross Profit

	Three Months Ended
	July 31, 2017	July 31, 2016
Torotel Products:
Gross profit	$1,256,000	$1,536,000
Gross profit % of net sales	28%	38%

Consolidated gross profit decreased by 18% or $280,000, in the three months ended July 31, 2017 compared to the three months ended July 31, 2016. The gross profit of Torotel Products decreased during the period ended July 31, 2017 compared to the comparable period in fiscal year 2016 primarily due to higher labor and material costs associated with the changing product mix.

Operating Expenses

	Three Months Ended
	July 31, 2017	July 31, 2016
Engineering	$266,000	$207,000
Selling, general and administrative	1,286,000	1,112,000
Total	$1,552,000	$1,319,000

Engineering expenses increased nearly 29%, or $59,000, in the three months ended July 31, 2017 compared to the three months ended July 31, 2016.  The increase primarily resulted from an increase in engineering headcount.

Selling, general and administrative expenses increased 16% or $174,000, in the three months ended July 31, 2017 as compared to the same period in the prior fiscal year. The increase resulted primarily from an increase in salaries due to an increase in sales department headcount and higher personnel costs, as well as an increase in occupancy costs.

Earnings (loss) from Operations

	Three Months Ended
	July 31, 2017	July 31, 2016
Torotel Products	$(142,000)	$466,000
Torotel	(154,000)	(249,000)
Total	$(296,000)	$217,000

For the reasons discussed under each of the Net Sales, Gross Profit, and Operating Expenses headings above, consolidated earnings from operations decreased by 236%, or $513,000 for the three months ended July 31, 2017 when compared to the three months ended July 31, 2016.

Other Earnings Items

	Three Months Ended
	July 31, 2017	July 31, 2016
Earnings (loss) from operations	$(296,000)	$217,000
Interest expense	11,000	6,000
Earnings (loss) before income taxes	(307,000)	211,000
Provision (credit) for income taxes	(114,000)	86,000
Net earnings (loss)	$(193,000)	$125,000

We anticipate that our effective income tax rate for fiscal year 2018 will be 39.4%.  The effective income tax rate was 40.8% for the same period in the prior year. For additional discussion related to Income Taxes, see Note 5 of Notes to Consolidated Financial Statements.

Financial Condition and Liquidity

Cash generated by operations is our primary source of liquidity. The following table highlights the sources of liquidity available to us as of July 31, 2017 and 2016, and compares net cash provided by operating activities during the three months ended July 31, 2017 compared to the three months ended July 31, 2016.

	2017	2016
Cash	$712,000	$1,733,000
Amount available under our building line of credit	35,000	-
Amount available under our equipment loan	355,000	410,000
Amount available under our working capital line of credit	500,000	500,000
Total funds available	$1,602,000	$2,643,000

Operating Activities

	2017	2016
Net cash provided by operating activities	$454,000	$96,000

The $358,000 change in net cash provided by operating activities during the three months ended July 31, 2017 versus the comparable period of the 2016 fiscal year is primarily due to a decrease in receivables.

Investing Activities

	2017	2016
Net cash used in investing activities	$(7,000)	$(187,000)

The change of $180,000 in net cash used in investing activities during the three months ended July 31, 2017 compared to the comparable period of fiscal year 2016 was due to lower capital expenditures in the first three months of fiscal year 2018 as compared to the first three months of fiscal year 2017. Capital expenditures during each of the three months ended July 31, 2017 and July 31, 2016 were primarily related to purchases of new production equipment and machinery. We expect capital expenditure spending to rise moderately during the remainder of fiscal year 2018 which is consistent with the anticipated needs of our business.

Financing Activities

	2017	2016
Net cash used in financing activities	$(33,000)	$(22,000)

We have used cash generated by operating activities as the primary source for the repayment of our debt. The change of $11,000 for the three month period of fiscal year 2018 from the comparable period in fiscal year 2017 is due to additional borrowings under the equipment line of credit in late fiscal year 2017.

Capital Resources

We believe that the projected cash flow from operations, combined with existing cash balances and available borrowings under our existing financing arrangements to supplement our working capital needs, will be sufficient to meet our anticipated funding requirements for the foreseeable future, based on historical levels. During fiscal year 2017, we entered into a $500,000 building revolving line of credit with $365,000 drawn down as of July 31, 2017. As of July 31, 2017, we had no amounts drawn on the $500,000 working capital line of credit and total borrowing capacity of approximately $890,000 under our existing financing arrangements available, plus $712,000 of cash on hand. Torotel is required to comply with specified financial covenants in its guaranty of the financing agreement with Commerce Bank.  As of July 31, 2017, Torotel was not in compliance with the covenant in such financing agreement, that requires a ratio of EBITDA (as defined in the financing agreement) to fixed charge coverage (as defined in the financing agreement) in excess of 1.100 to 1.000.  A waiver for non-compliance with this covenant was received from Commerce Bank for the period ending July 31, 2017.

Our building revolving line of credit and our working capital line of credit described in Note 4 of the Consolidated Financial Statements are scheduled to mature on March 31, 2018.  If our property located at 620 N. Lindenwood Drive in Olathe, Kansas is not sold prior to the maturity date of our building revolving line of credit, we expect to refinance this line of credit prior to the maturity date. Additionally, we expect to refinance our working capital line of credit prior to the maturity date.

We believe that inflation will have only a minimal effect on future operations since such effects should be offset by sales price increases, which are not expected to have a significant effect upon demand.

Critical Accounting Policies

We discuss our critical accounting policies and estimates in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended April 30, 2017 filed with the SEC on July 28, 2017. We have made no significant change in our critical accounting policies since April 30, 2017.

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
Exhibit 10.1

Third Amendment to Lease dated as of August 30, 2017, by and between 96-OP Prop, L.L.C., and Torotel, Inc. (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the SEC on September 5, 2017)

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

Torotel, Inc.
September 13, 2017	/s/ Heath C. Hancock
Date	Heath C. Hancock
Chief Financial Officer
Principal Financial Officer