Form 10-Q
period 2017-10-31
TOROTEL INC
filed 2017-12-13
CIK 98752

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

or

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

As of December 13, 2017, there were 5,995,750 shares of Common Stock, $0.01 par value, outstanding.

TOROTEL, INC. AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	October 31, 2017	April 30, 2017
ASSETS
Current assets:
Cash	$247,000	$298,000
Trade receivables, net	2,122,000	2,007,000
Inventories	2,941,000	2,739,000
Prepaid expenses and other current assets	163,000	217,000
Property held for sale	688,000	688,000
	6,161,000	5,949,000

Leasehold improvements	612,000	532,000
Equipment	3,914,000	3,718,000
	4,526,000	4,250,000
Less accumulated depreciation	3,086,000	2,937,000
Property, plant and equipment, net	1,440,000	1,313,000

Deferred income taxes	973,000	747,000
Other assets	256,000	256,000

Total Assets	$8,830,000	$8,265,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$1,418,000	$603,000
Trade accounts payable	1,003,000	1,204,000
Accrued liabilities	519,000	319,000
Customer deposits	11,000	33,000
	2,951,000	2,159,000
Long-term debt, less current maturities	528,000	445,000
Stockholders' equity:
Common stock; par value $0.01; 6,000,000 shares authorized; 5,995,750 shares issued and outstanding	60,000	60,000
Capital in excess of par value	12,383,000	12,329,000
Accumulated deficit	(7,092,000)	(6,728,000)
	5,351,000	5,661,000

Total Liabilities and Stockholders' Equity	$8,830,000	$8,265,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	October 31, 2017	October 31, 2016	October 31, 2017	October 31, 2016
Net sales	$4,684,000	$3,864,000	$9,214,000	$7,955,000
Cost of goods sold	3,322,000	2,708,000	6,596,000	5,263,000
Gross profit	1,362,000	1,156,000	2,618,000	2,692,000
Operating expenses:
Engineering	273,000	240,000	539,000	447,000
Selling, general and administrative	1,358,000	1,095,000	2,644,000	2,207,000
	1,631,000	1,335,000	3,183,000	2,654,000
Earnings (loss) from operations	(269,000)	(179,000)	(565,000)	38,000
Other expense:
Interest expense, net	13,000	5,000	25,000	11,000
Earnings (loss) before provision (credit) for income taxes	(282,000)	(184,000)	(590,000)	27,000
Provision (benefit) for income taxes	(111,000)	(74,000)	(226,000)	12,000
Net earnings (loss)	$(171,000)	$(110,000)	$(364,000)	$15,000
Basic earnings (loss) per share	$(0.03)	$(0.02)	$(0.07)	$0.00

The accompanying notes are an integral part of these statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	October 31, 2017	October 31, 2016
Cash flows from operating activities:
Net earnings (loss)	$(364,000)	$15,000
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Stock compensation cost amortized	54,000	11,000
Depreciation	149,000	130,000
Deferred income taxes	(226,000)	12,000
Increase (decrease) in cash flows from operations resulting from changes in:
Trade receivables	(115,000)	560,000
Inventories	(202,000)	(525,000)
Prepaid expenses and other assets	54,000	(88,000)
Trade accounts payable	(201,000)	28,000
Accrued liabilities	200,000	(240,000)
Customer deposits	(22,000)	(11,000)
Net cash used in operating activities	(673,000)	(108,000)
Cash flows from investing activities:
Capital expenditures	(51,000)	(275,000)
Net cash used in investing activities	(51,000)	(275,000)
Cash flows from financing activities:
Principal payments on long-term debt	(66,000)	(44,000)
Payments on capital lease obligations	(11,000)	—
Proceeds from line of credit	750,000	—
Net cash provided by (used in) financing activities	673,000	(44,000)
Net decrease in cash	(51,000)	(427,000)
Cash, beginning of period	298,000	1,846,000
Cash, end of period	$247,000	$1,419,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$25,000	$11,000
Income taxes	$—	$87,000
Non-cash investing and financing activities:
Equipment financed with proceeds from capital lease	$225,000	$—

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The consolidated condensed balance sheet as of April 30, 2017, which has been derived from the audited financial statements of Torotel, Inc. ("Torotel"), is accompanied by the unaudited interim consolidated condensed financial statements, which reflect the normal recurring adjustments that in the opinion of management are necessary to present fairly Torotel’s consolidated financial position at October 31, 2017, and the consolidated results of operations and cash flows for the six months ended October 31, 2017, and 2016, respectively.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard is effective for annual reporting periods beginning after December 15, 2017 including interim periods within that reporting period and early adoption permitted for reporting periods beginning after December 15, 2016. The standard will supersede existing revenue recognition guidance, including industry-specific guidance, and will provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The standard requires revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The provisions of this new guidance are effective as of the beginning of Torotel’s first quarter of fiscal year 2019. We commenced our evaluation of the impact of the ASU this year, by evaluating its impact on selected sales orders. With this baseline understanding, we are developing a project plan and assessing any changes that may be needed in our internal control structure to adopt the ASU on May 1, 2018. We are also currently evaluating the transition method to be used. Based on our evaluation to date, we anticipate being able to estimate the impacts of adopting the ASU by the end of the third quarter of fiscal year 2018. Based on the results of our preliminary evaluation, Torotel does not anticipate the impact to be material to the consolidated financial statements.

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

NOTE 3—INVENTORIES

The following table summarizes the components of inventories:

	October 31, 2017	April 30, 2017
Raw materials	$1,286,000	$1,305,000
Work in process	908,000	826,000
Finished goods	747,000	608,000
	$2,941,000	$2,739,000

NOTE 4—FINANCING AGREEMENTS

Torotel Products has a financing agreement (the “financing agreement”) with Commerce Bank, N.A. (the “Bank”).  The financing agreement provides for a revolving line of credit, a guidance line of credit, and a real estate term loan. Torotel serves as the guarantor to all promissory notes described below. A summary of the notes outstanding under the financing agreement is provided below:

	October 31, 2017	April 30, 2017
4.05% mortgage note payable in monthly installments of $4,873, including interest, with final payment of $349,000 due January 27, 2019	$394,000	$415,000
4.00% working capital line of credit with a maturity date of October 20, 2018	750,000	465,000
4.00% building line of credit with a maturity date of March 31, 2018	465,000	-
Capital lease obligations (see Note 11)	215,000	-
Borrowings under an equipment financing line of credit:
4.75% note payable in monthly installments of $2,269, including interest, with final payment due May 27, 2018	15,000	28,000
3.75% note payable in monthly installments of $2,112, including interest, with final payment due April 10, 2018	12,000	25,000
4.05% note payable in monthly installments of $3,680, including interest, with final payment due January 10, 2020	95,000	115,000
Total long-term debt	1,946,000	1,048,000
Less current installments	1,418,000	603,000
Long-term debt, excluding current installments	$528,000	$445,000

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

Two separate promissory notes have been delivered by Torotel Products under the working capital line of credit, and amounts under this working capital revolving line of credit are available for working capital purposes. As of October 31, 2017 Torotel Products has only drawn upon the promissory note that matures on October 20, 2018 and no amounts had been borrowed under the promissory note scheduled to mature on April 30, 2018. The working capital revolving line of credit is renewable annually. The associated interest rate of both promissory notes is equal to the greater of the floating

Commerce Bank Prime Rate (currently 4.25%) or a floor of 4% (as listed above).  Monthly repayments of interest only are required under both promissory notes with the principal due at maturity.  The maximum borrowing of this line of credit is $1,250,000.  This revolving line of credit is cross collateralized and cross defaulted with all other credit facilities and arrangements of Torotel Products with the Bank and is secured by a first lien on all business assets of Torotel Products.

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

Torotel Products is required to comply with specified financial covenants of the financing agreement with Commerce Bank. As of October 31, 2017, Torotel Products was not in compliance with the covenant in such financing agreement that requires a ratio of EBITDA (as defined in the financing agreement) to fixed charge coverage (as defined in the financing agreement) in excess of 1.100 to 1.000.  A waiver for non-compliance with this covenant was received from Commerce Bank for the period ending October 31, 2017.

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

NOTE 5—INCOME TAXES

As of October 31, 2017, the federal tax returns for the fiscal years ended 2015 through 2017 are open to audit until the statute of limitations closes for the years in which our net operating losses are utilized. We would recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.   As of October 31, 2017, we recorded no accrued interest or penalties related to uncertain tax positions. We expect no significant change in the amount of unrecognized tax benefit, accrued interest or penalties within the next twelve months.

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

Restricted Stock Grants

 On September 21, 2016, we entered into Restricted Stock Agreements (“2016 Agreements”) with three key employees for the grant of an aggregate total of 730,000 restricted shares of the Company's common stock (the “Shares”).  The Shares were granted, and the 2016 Agreements were entered into, pursuant to the Company’s Stock Award Plan (the “Plan”).  The award of the Shares was authorized by both the Committee and the Board as a whole on September 19, 2016.   Except for the number of shares granted to each recipient, the terms of each of the 2016 Agreements are identical.  In fiscal year 2017, 350,000 shares of restricted common stock granted under the Plan in 2013 were reverted to treasury shares because it was determined that it was unlikely that the requisite financial performance metrics for the restrictions on such shares to lapse would be achieved.

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

Stock Compensation Costs and Restricted Stock Activity

Total stock compensation cost for the six months ended October 31, 2017 and 2016 was $54,000 and $11,000,

respectively.

Restricted stock activity for each six month period through October 31 is summarized as follows:

	2017		2016
	Restricted	Weighted	Restricted	Weighted
	Shares	Average	Shares	Average
	Under	Grant	Under	Grant
	Option	Price	Option	Price
Outstanding at May 1	730,000	$0.740	350,000	$0.500
Granted	—	—	730,000	0.740
Vested	—	—	—	—
Forfeited	—	—	(350,000)	0.500
Outstanding at October 31	730,000	$0.740	730,000	$0.740

NOTE 7—STOCKHOLDERS' EQUITY

The shares of common stock outstanding as of October 31 of each year are summarized as follows:

	2017	2016
Balance, May 1	5,995,750	5,615,750
Shares released from treasury for restricted stock grants	—	717,795
Newly issued shares for restricted stock grants	—	12,205
Shares reverted to treasury for restricted stock forfeitures	—	(350,000)
Balance, October 31	5,995,750	5,995,750

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

The basic earnings per common share were computed as follows:

	Three Months Ended		Six Months Ended
	October 31, 2017	October 31, 2016	October 31, 2017	October 31, 2016
Net earnings (loss)	$(171,000)	$(110,000)	$(364,000)	$15,000
Amounts allocated to participating securities (nonvested restricted shares)	—	—	—	(1,000)
Net income (loss) attributable to common shareholders	$(171,000)	$(110,000)	$(364,000)	$14,000
Basic weighted average common shares	5,265,750	5,065,861	5,265,750	4,982,367
Earnings per share attributable to common shareholders:
Basic earnings (loss) per share	$(0.03)	$(0.02)	$(0.07)	$0.00

ASC 260, Earnings per Share, provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be participating securities and must be considered in the computation of earnings per share pursuant to the two-class method.  Diluted earnings per share is not presented as we do not have any shares considered incremental and dilutive.

NOTE 9—CUSTOMER DEPOSITS

For certain customers, we collect payment at the time the order is placed.  These deposits are classified as a liability and will be recognized as revenue at the time of shipment in accordance with our revenue recognition policy.  As of October 31, 2017 we had approximately $11,000 in customer deposits related to these arrangements.

NOTE 10 — CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable.  We grant unsecured credit to most of our customers.  We do not believe that we are exposed to any extraordinary credit risk as a result of this policy.  At various times cash balances exceeded federally insured limits. However, we have incurred no losses in the cash accounts and we do not believe we are exposed to any significant credit risk with respect to our cash.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Torotel is obligated under several capital leases for the lease of various information technology and production equipment that expire at various dates during the next three years.  All of these leases are non-cancellable and are presented in the accompanying consolidated financial statements as long-term debt.  At October 31, 2017 and 2016, the gross amount of equipment under capital lease was $225,000 and $0, respectively.  Related accumulated depreciation recorded under capital lease were $9,000 and $0, respectively.

Amortization of assets held under capital lease is included with depreciation expense.

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

Future minimum lease payments on the amended operating lease and future minimum capital lease payments as of October 31, 2017 are as follows:

	Capital	Operating
Fiscal Years Ending April 30,	Leases	Leases
2018	$57,000	$161,000
2019	87,000	332,000
2020	75,000	366,000
2021	27,000	404,000
2022	—	428,000
2023	—	443,000
2024	—	452,000
2025	—	457,000
2026	—	467,000
2027	—	311,000
	246,000	3,821,000
Less: Amounts representing interest	(31,000)	—
Total	$215,000	$3,821,000

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

The industry mix of the customers that accounted for Torotel Products’ net sales for the first six months of the fiscal year ending April 30, 2018 (“fiscal year 2018”) was 52% defense, 37% commercial aerospace, and 11% industrial compared to 50% defense, 43% commercial aerospace, and 7% industrial for the same period in the fiscal year ending April 30, 2017 (“fiscal year 2017”).  Approximately 86% of Torotel Products’ sales during the first six months of fiscal year 2018 have been derived from domestic customers.

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

Business and Industry Considerations

Defense Markets

During the first six months of fiscal years 2018 and 2017, the amount of consolidated revenues derived from contracts with prime contractors of the U.S. Department of Defense (“DoD”) was approximately 52% and 50% respectively. As a result, our financial results in any period could be impacted substantially by spending cuts or increases in the DoD budget and the funds appropriated for certain military programs.

Despite ongoing uncertainty associated with the DoD budget, we believe our overall defense business outlook remains favorable due to the present demand for the potted coil assembly and other existing orders from major defense contractors. As of October 31, 2017, our consolidated order backlog for the defense market was nearly $8.7 million, which included $7.1 million for the potted coil assembly.

Commercial Aerospace and Industrial Markets

We provide magnetic components and electro-mechanical assemblies for a variety of applications in the commercial aerospace and industrial markets. The primary demand drivers for these markets include commercial aircraft orders, oil and gas drilling exploration activity, and general economic growth. While domestic economic growth remains positive, the above demand drivers could be impacted by short-term changes in the economy such as spikes or declines in the price of oil, war, terrorism, or changes in regulation. Other threats to our anticipated positive near-term and long-term market outlook include delays on the development and production of new commercial aircraft and competition from international suppliers. As of October 31, 2017, our consolidated order backlog for the aerospace and industrial markets was $2.0 million.

Business Outlook

Our non-headcoil backlog as of October 31, 2017 as compared to October 31, 2016 increased from $2.4 million to $3.6 million, a 50% increase. This was due primarily to an increase in magnetics orders. We anticipate that net sales for fiscal year 2018 will improve from net sales for fiscal year 2017. This is primarily due to the timing of newer program revenue that is projected to positively impact fiscal year 2018.

Consolidated Results of Operations

The following management comments regarding Torotel’s results of operations and outlook should be read in conjunction with the Consolidated Condensed Financial Statements and Notes to the Consolidated Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report.

This discussion and analysis of the results of operations include the operations of Torotel and its subsidiary Torotel Products as of October 31, 2017.

Net Sales

	Three Months Ended		Six Months Ended
	October 31, 2017	October 31, 2016	October 31, 2017	October 31, 2016
Torotel Products:
Magnetic components	$2,499,000	$1,794,000	$4,643,000	$3,844,000
Potted coil assembly	1,443,000	1,237,000	2,813,000	2,536,000
Electro-mechanical assemblies	696,000	833,000	1,693,000	1,575,000
Large transformers	46,000	—	65,000	—
Total Torotel Products	$4,684,000	$3,864,000	$9,214,000	$7,955,000

Consolidated net sales in the three and six months ended October 31, 2017 increased 21% or $820,000 and 16% or $1,259,000, respectively compared to the three and six months ended October 31, 2016.  Torotel Products' net sales increased primarily because of increased demand in magnetics. The increase in magnetics was expected as a number of products had an increase in demand from customers.

Gross Profit

	Three Months Ended		Six Months Ended
	October 31, 2017	October 31, 2016	October 31, 2017	October 31, 2016
Torotel Products:
Gross profit	$1,362,000	$1,156,000	$2,618,000	$2,692,000
Gross profit % of net sales	29%	30%	28%	34%

Consolidated gross profit increased by 18% or $206,000 and decreased by 3% or $74,000, in the three and six months ended October 31, 2017 compared to the three and six months ended October 31, 2016. The gross profit of Torotel Products increased during the three month period ended October 31, 2017 compared to the comparable period in fiscal year 2016 primarily due to higher magnetic revenue volume.  The gross profit decreased during the six month period ended October 31, 2017 primarily due to higher labor and material costs associated with the changing product mix which were not fully offset by the increase in net sales during the period.

Operating Expenses

	Three Months Ended		Six Months Ended
	October 31, 2017	October 31, 2016	October 31, 2017	October 31, 2016
Engineering	$273,000	$240,000	$539,000	$447,000
Selling, general and administrative	1,358,000	1,095,000	2,644,000	2,207,000
Total	$1,631,000	$1,335,000	$3,183,000	$2,654,000

Engineering expenses increased 14%, or $33,000 and 21%, or $92,000, respectively in the three and six months ended October 31, 2017 compared to the three and six months ended October 31, 2016.  The increase primarily resulted from an increase in engineering headcount.

Selling, general and administrative expenses increased 24%, or $263,000 and 20%, or $437,000 in the three and six months ended October 31, 2017 compared to the three and six months ended October 31, 2016.  The increase resulted primarily from an increase in headcount and higher personnel costs, as well as an increase in occupancy and training costs.

Earnings (loss) from Operations

	Three Months Ended		Six Months Ended
	October 31, 2017	October 31, 2016	October 31, 2017	October 31, 2016
Torotel Products	$(118,000)	$(5,000)	$(260,000)	$461,000
Torotel	(151,000)	(174,000)	(305,000)	(423,000)
Total	$(269,000)	$(179,000)	$(565,000)	$38,000

For the reasons discussed under each of the Gross Profit, and Operating Expenses headings above, consolidated earnings from operations decreased by 50%, or $90,000 and 1,587% or $603,000 for the three and six months ended October 31, 2017 when compared to the three and six months ended October 31, 2016.

Other Earnings Items

	Three Months Ended		Six Months Ended
	October 31, 2017	October 31, 2016	October 31, 2017	October 31, 2016
Earnings (loss) from operations	$(269,000)	$(179,000)	$(565,000)	$38,000
Interest expense	13,000	5,000	25,000	11,000
Earnings (loss) before income taxes	(282,000)	(184,000)	(590,000)	27,000
Provision (credit) for income taxes	(111,000)	(74,000)	(226,000)	12,000
Net earnings (loss)	$(171,000)	$(110,000)	$(364,000)	$15,000

We anticipate that our effective income tax rate for fiscal year 2018 will be 39.4%.  The effective income tax rate was 40.2% for the same period in the prior year. For additional discussion related to Income Taxes, see Note 5 of Notes to Consolidated Financial Statements.

Financial Condition and Liquidity

Cash generated by operations together with the borrowing under our lines of credit are our primary sources of liquidity. The following table highlights the sources of liquidity available to us as of October 31, 2017 and 2016, and compares net cash provided by operating activities during the six months ended October 31, 2017 compared to the six months ended October 31, 2016.

	2017	2016
Cash	$247,000	$1,419,000
Amount available under our building line of credit	35,000	-
Amount available under our equipment loan	378,000	422,000
Amount available under our working capital line of credit	500,000	500,000
Total funds available	$1,160,000	$2,341,000

Operating Activities

	2017	2016
Net cash used in operating activities	$(673,000)	$(108,000)

Net cash used in operating activities increased $565,000 during the six months ended October 31, 2017 versus the comparable period of the 2016 fiscal year primarily due to increases in receivables and inventory, as well as a decrease in trade accounts payable.

Investing Activities

	2017	2016
Net cash used in investing activities	$(51,000)	$(275,000)

The decrease of $224,000 in net cash used in investing activities during the six months ended October 31, 2017 compared to the comparable period of fiscal year 2016 was due to lower capital expenditures, as well as financing capital expenditures through capital leases. Capital expenditures during each of the six months ended October 31, 2017 and October 31, 2016 were primarily related to purchases of new information technology and production equipment. We expect capital expenditure spending to rise moderately during the remainder of fiscal year 2018 which is consistent with the anticipated needs of our business.

Financing Activities

	2017	2016
Net cash provided by (used in) financing activities	$673,000	$(44,000)

The change of $717,000 for the six month period of fiscal year 2018 from the comparable period in fiscal year 2017 is due primarily to additional borrowings under our working capital line of credit.

Capital Resources

We believe that the projected cash flow from operations, combined with existing cash balances and available borrowings under our existing financing arrangements to supplement our working capital needs, will be sufficient to meet our anticipated funding requirements for the foreseeable future, based on historical levels. As of October 31, 2017, we had $750,000 drawn on the $1,250,000 working capital line of credit. During fiscal year 2017, we entered into a $500,000 building revolving line of credit with $465,000 drawn down as of October 31, 2017. As of October 31,2017 our total borrowing capacity is approximately $913,000 under our existing financing arrangements, plus $247,000 of cash on hand. Torotel Products is required to comply with specified financial covenants of the financing agreement with Commerce Bank.  As of October 31, 2017, Torotel Products was not in compliance with the covenant in such financing agreement, that requires a ratio of EBITDA (as defined in the financing agreement) to fixed charge coverage (as defined in the financing agreement) in excess of 1.100 to 1.000.  A waiver for non-compliance with this covenant was received from Commerce Bank for the period ending October 31, 2017.

Our building revolving line of credit and the promissory note upon which we have borrowed funds under our working capital line of credit described in Note 4 of the Consolidated Financial Statements are scheduled to mature on March 31, 2018 and October 20, 2018, respectively.  If our property located at 620 N. Lindenwood Drive in Olathe, Kansas is not sold prior to the maturity date of our building revolving line of credit, we expect to refinance this line of credit prior to the maturity date. Additionally, we expect to refinance our second working capital line of credit, if deemed necessary, prior to the maturity date.

We believe that inflation will have only a minimal effect on future operations since such effects are expected to be offset by sales price increases, which are not expected to have a significant effect upon demand.

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

Exhibit 10.2*	Business Loan Agreement (Asset Based) between Torotel Products, Inc. and Commerce Bank dated August 15, 2017
Exhibit 10.3*	First Amendment to Business Loan Agreement (Asset Based) between Torotel Products, Inc. and Commerce Bank dated October 30, 2017
Exhibit 10.4*	Promissory Note dated October 20, 2017 in favor of Commerce Bank in the principal amount of $850,000
Exhibit 10.5*	Promissory Note dated October 30, 2017 in favor of Commerce Bank in the principal amount of $400,000
Exhibit 10.6*	Commercial Guarantee between Torotel, Inc. and Commerce Bank dated October 20, 2017
Exhibit 31.1*	Officer Certification
Exhibit 31.2*	Officer Certification
Exhibit 32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Torotel, Inc.
December 13, 2017	/s/ Heath C. Hancock
Date	Heath C. Hancock
Chief Financial Officer
Principal Financial Officer