Form 10-Q
period 2018-01-31
TOROTEL INC
filed 2018-03-13
CIK 98752

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

or

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

As of March 13, 2018, there were 5,995,750 shares of Common Stock, $0.01 par value, outstanding.

TOROTEL, INC. AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	January 31, 2018	April 30, 2017
ASSETS
Current assets:
Cash	$409,000	$298,000
Trade receivables, net	1,913,000	2,007,000
Inventories	2,953,000	2,739,000
Prepaid expenses and other current assets	204,000	217,000
Property held for sale	688,000	688,000
	6,167,000	5,949,000

Leasehold improvements	611,000	532,000
Equipment	3,916,000	3,718,000
	4,527,000	4,250,000
Less accumulated depreciation	3,170,000	2,937,000
Property, plant and equipment, net	1,357,000	1,313,000

Deferred income taxes	644,000	747,000
Other assets	256,000	256,000

Total Assets	$8,424,000	$8,265,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$1,736,000	$603,000
Trade accounts payable	790,000	1,205,000
Accrued liabilities	643,000	319,000
Customer deposits	23,000	33,000
	3,192,000	2,160,000
Long-term debt, less current maturities	162,000	445,000
Stockholders' equity:
Common stock; par value $0.01; 6,000,000 shares authorized; 5,995,750 shares issued and outstanding	60,000	60,000
Capital in excess of par value	12,410,000	12,329,000
Accumulated deficit	(7,400,000)	(6,729,000)
	5,070,000	5,660,000

Total Liabilities and Stockholders' Equity	$8,424,000	$8,265,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	January 31, 2018	January 31, 2017	January 31, 2018	January 31, 2017
Net sales	$4,529,000	$3,702,000	$13,742,000	$11,657,000
Cost of goods sold	3,091,000	2,657,000	9,686,000	7,920,000
Gross profit	1,438,000	1,045,000	4,056,000	3,737,000
Operating expenses:
Engineering	267,000	215,000	806,000	662,000
Selling, general and administrative	1,140,000	1,146,000	3,783,000	3,353,000
	1,407,000	1,361,000	4,589,000	4,015,000
Earnings (loss) from operations	31,000	(316,000)	(533,000)	(278,000)
Other expense:
Interest expense, net	28,000	5,000	53,000	16,000
Earnings (loss) before provision (credit) for income taxes	3,000	(321,000)	(586,000)	(294,000)
Provision (benefit) for income taxes	310,000	(130,000)	85,000	(118,000)
Net earnings (loss)	$(307,000)	$(191,000)	$(671,000)	$(176,000)
Basic earnings (loss) per share	$(0.06)	$(0.04)	$(0.13)	$(0.03)

The accompanying notes are an integral part of these statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	January 31, 2018	January 31, 2017
Cash flows from operating activities:
Net loss	$(671,000)	$(176,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation cost amortized	81,000	33,000
Depreciation	233,000	194,000
Deferred income taxes	103,000	(118,000)
Increase (decrease) in cash flows from operations resulting from changes in:
Trade receivables	94,000	219,000
Inventories	(214,000)	(939,000)
Prepaid expenses and other assets	13,000	(75,000)
Trade accounts payable	(415,000)	140,000
Accrued liabilities	324,000	46,000
Customer deposits	(10,000)	(15,000)
Net cash used in operating activities	(462,000)	(691,000)
Cash flows from investing activities:
Capital expenditures	(52,000)	(338,000)
Net cash used in investing activities	(52,000)	(338,000)
Cash flows from financing activities:
Principal payments on long-term debt	(99,000)	(66,000)
Payments on capital lease obligations	(26,000)	—
Proceeds from line of credit	750,000	124,000
Net cash provided by financing activities	625,000	58,000
Net increase (decrease) in cash	111,000	(971,000)
Cash, beginning of period	298,000	1,846,000
Cash, end of period	$409,000	$875,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$53,000	$16,000
Income taxes	$—	$87,000
Non-cash investing and financing activities:
Equipment financed with proceeds from capital lease	$225,000	$—

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The consolidated condensed balance sheet as of April 30, 2017, which has been derived from the audited financial statements of Torotel, Inc. ("Torotel"), is accompanied by the unaudited interim consolidated condensed financial statements, which reflect the normal recurring adjustments that in the opinion of management are necessary to present fairly Torotel’s consolidated financial position at January 31, 2018, and the consolidated results of operations and cash flows for the three and nine months ended January 31, 2018, and 2017, respectively.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard is effective for annual reporting periods beginning after December 15, 2017 including interim periods within that reporting period and early adoption permitted for reporting periods beginning after December 15, 2016. The standard will supersede existing revenue recognition guidance, including industry-specific guidance, and will provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The standard requires revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The provisions of this new guidance are effective as of the beginning of Torotel’s first quarter of fiscal year 2019. We commenced our evaluation of the impact of this standard this year, by evaluating its impact on selected sales orders. With this baseline understanding, we are developing a project plan and assessing any changes that may be needed in our internal control structure to adopt the standard on May 1, 2018. Based on the results of our preliminary evaluation, Torotel believes that this will have a material impact in our first quarter of fiscal 2019. At this time, Torotel is still assessing the adoption method to be utilized.

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

NOTE 3—INVENTORIES

The following table summarizes the components of inventories:

	January 31, 2018	April 30, 2017
Raw materials	$1,258,000	$1,305,000
Work in process	823,000	826,000
Finished goods	872,000	608,000
	$2,953,000	$2,739,000

NOTE 4—FINANCING AGREEMENTS

Torotel Products has a financing agreement (the “financing agreement”) with Commerce Bank, N.A. (the “Bank”).  The financing agreement provides for a revolving line of credit, a guidance line of credit, and a real estate term loan. Torotel serves as the guarantor to all promissory notes described below. A summary of the notes outstanding under the financing agreement is provided below:

	January 31, 2018	April 30, 2017
4.05% mortgage note payable in monthly installments of $4,873, including interest, with final payment of $349,000 due January 27, 2019	$384,000	$415,000
4.00% working capital line of credit with a maturity date of October 20, 2018	750,000	465,000
4.00% building line of credit with a maturity date of March 31, 2018	465,000	-
Capital lease obligations (see Note 11)	199,000	-
Borrowings under an equipment financing line of credit:
4.75% note payable in monthly installments of $2,269, including interest, with final payment due May 27, 2018	6,000	28,000
3.75% note payable in monthly installments of $2,112, including interest, with final payment due April 10, 2018	9,000	25,000
4.05% note payable in monthly installments of $3,680, including interest, with final payment due January 10, 2020	85,000	115,000
Total long-term debt	1,898,000	1,048,000
Less current installments	1,736,000	603,000
Long-term debt, excluding current installments	$162,000	$445,000

Under the financing agreement with the Bank, prepayment of the mortgage note up to $100,000 per year is allowed without penalty so long as these funds are generated through internal cash flow and not borrowed from a separate financial institution. The mortgage note is cross collateralized and cross defaulted with all other credit facilities of Torotel Products and is secured by a first real estate mortgage on the property located at 620 North Lindenwood Drive in Olathe, Kansas.

Two separate promissory notes have been delivered by Torotel Products under the working capital line of credit, and amounts under this working capital revolving line of credit are available for working capital purposes. As of January 31, 2018 Torotel Products has only drawn upon the promissory note that matures on October 20, 2018 and no amounts had been borrowed under the promissory note scheduled to mature on April 30, 2018. The working capital revolving line of credit is renewable annually. The associated interest rate of both promissory notes is equal to the greater of the floating Commerce Bank Prime Rate (currently 4.25%) or a floor of 4% (as listed above).  Monthly repayments of interest only are required under both promissory notes with the principal due at maturity.  The maximum borrowing of this line of credit is $1,250,000.  This revolving line of credit is cross collateralized and cross defaulted with all other credit facilities and arrangements of Torotel Products with the Bank and is secured by a first lien on all business assets of Torotel Products.

On March 31, 2017, Torotel Products entered into a $500,000 building revolving line of credit, which is available for working capital purposes and is renewable annually. The associated interest rate is equal to the greater of the floating Commerce Bank Prime Rate (currently 4.25%) or a floor of 4% (as listed above). Monthly repayments of interest only are required with the principal due at maturity. The maximum borrowing of this line of credit is $500,000. This facility is cross collateralized and cross defaulted with all other facilities and is secured by a first lien on the building located at 620 North Lindenwood Drive in Olathe, Kansas. This revolving line of credit is scheduled to mature on March 31, 2018, and Torotel Products expects to negotiate an extension of that maturity date.

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

Torotel Products is required to comply with specified financial covenants of the financing agreement with Commerce Bank. As of January 31, 2018, Torotel Products was not in compliance with the covenant in such financing agreement that requires a ratio of EBITDA (as defined in the financing agreement) to fixed charge coverage (as defined in the financing agreement) in excess of 1.100 to 1.000.  A waiver for non-compliance with this covenant was received from Commerce Bank for the period ending January 31, 2018.

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

NOTE 5—INCOME TAXES

As of January 31, 2018, the federal tax returns for the fiscal years ended 2015 through 2017 are open to audit until the statute of limitations closes for the years in which our net operating losses are utilized. We would recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35% to 21% effective January 31, 2018; (2) extending bonus depreciation that will allow for full expensing of qualified property; and (3) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized.

In the third quarter of the 2018 fiscal year, we revised our estimated annual effective rate to reflect a change in the federal statutory rate from 34% to 21%. The rate change is administratively effective at the beginning of our fiscal year, using a blended rate for the annual period. As a result, the blended statutory tax rate for the year is 30.40%, resulting in $198,000 of current income tax benefit.

In addition, we recognized tax expense in our tax provision for the period related to adjusting our existing deferred tax balance to reflect the new corporate tax rate, resulting in $283,000 of current income tax expense. As a result, our total income tax expense reported for the first nine months of the 2018 fiscal year was an overall increase in income tax expense of $85,000 during the third quarter.

We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, we are still analyzing certain aspects of the Act and refining our calculations, which would potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

The SEC issued Staff Accounting Bulletin No. 118 (‘SAB 118’) to address the application of accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.

Pursuant to the guidance within SAB 118, at January 31, 2018, we recognized the provisional effects of the enactment of the Tax Act for which measurement could be reasonably determined. As we continue to analyze certain aspects of the Tax Act and refine our assessment, the ultimate impact of the Tax Act may differ from these estimates due to our continued analysis or further regulatory guidance that may be issued as a result of the Tax Act. Pursuant to SAB 118, adjustments to the provisional amounts recorded at December 31, 2017 that are identified within a subsequent measurement period of up to one year from the enactment date will be included as an adjustment to tax expense from continuing operations in the period the amounts are determined.

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

Stock Compensation Costs and Restricted Stock Activity

Total stock compensation cost for the nine months ended January 31, 2018 and 2017 was $81,000 and $33,000,

respectively.

Restricted stock activity for each nine month period through January 31 is summarized as follows:

	2018		2017
	Restricted	Weighted	Restricted	Weighted
	Shares	Average	Shares	Average
	Under	Grant	Under	Grant
	Option	Price	Option	Price
Outstanding at May 1	730,000	$0.740	350,000	$0.500
Granted	—	—	730,000	0.740
Vested	—	—	—	—
Forfeited	—	—	(350,000)	0.500
Outstanding at January 31	730,000	$0.740	730,000	$0.740

NOTE 7—STOCKHOLDERS' EQUITY

The shares of common stock outstanding as of January 31 of each year are summarized as follows:

	2018	2017
Balance, May 1	5,995,750	5,615,750
Shares released from treasury for restricted stock grants	—	717,795
Newly issued shares for restricted stock grants	—	12,205
Shares reverted to treasury for restricted stock forfeitures	—	(350,000)
Balance, January 31	5,995,750	5,995,750

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

The basic earnings per common share were computed as follows:

	Three Months Ended		Nine Months Ended
	January 31, 2018	January 31, 2017	January 31, 2018	January 31, 2017
Net earnings (loss)	$(307,000)	$(191,000)	$(671,000)	$(176,000)
Amounts allocated to participating securities (nonvested restricted shares)	—	—	—	—
Net earnings (loss) attributable to common shareholders	$(307,000)	$(191,000)	$(671,000)	$(176,000)
Basic weighted average common shares	5,265,750	4,915,750	5,265,750	5,077,171
Earnings per share attributable to common shareholders:
Basic earnings (loss) per share	$(0.06)	$(0.04)	$(0.13)	$(0.03)

ASC 260, Earnings per Share, provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be participating securities and must be considered in the computation of earnings per share pursuant to the two-class method.  Diluted earnings per share is not presented as we do not have any shares considered incremental and dilutive.

NOTE 9—CUSTOMER DEPOSITS

For certain customers, we collect payment at the time the order is placed.  These deposits are classified as a liability and will be recognized as revenue at the time of shipment in accordance with our revenue recognition policy.  As of January 31, 2018 we had approximately $23,000 in customer deposits related to these arrangements.

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

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Torotel is obligated under several capital leases for the lease of various information technology and production equipment that expire at various dates during the next three years.  All of these leases are non-cancellable and are presented in the accompanying consolidated financial statements as long-term debt.  At January 31, 2018 and 2017, the gross amount of equipment under capital lease was $225,000 and $0, respectively.  Related accumulated depreciation recorded under capital lease were $23,000 and $0, respectively.

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

Future minimum lease payments on the amended operating lease and future minimum capital lease payments as of January 31, 2018 are as follows:

	Capital	Operating
Fiscal Years Ending April 30,	Leases	Leases
2018	$27,000	$81,000
2019	90,000	329,000
2020	75,000	362,000
2021	37,000	402,000
2022	—	427,000
2023	—	442,000
2024	—	452,000
2025	—	456,000
2026	—	467,000
2027	—	350,000
	229,000	3,768,000
Less: Amounts representing interest	(30,000)	—
Total	$199,000	$3,768,000

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

The industry mix of the customers that accounted for Torotel Products’ net sales for the first nine months of the fiscal year ending April 30, 2018 (“fiscal year 2018”) was 51% defense, 44% commercial aerospace, and 5% industrial compared to 52% defense, 42% commercial aerospace, and 6% industrial for the same period in the fiscal year ending April 30, 2017 (“fiscal year 2017”).  Approximately 88% of Torotel Products’ sales during the first nine months of fiscal year 2018 have been derived from domestic customers.

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

Business and Industry Considerations

Defense Markets

During the first nine months of fiscal years 2018 and 2017, the amount of consolidated revenues derived from contracts with prime contractors of the U.S. Department of Defense (“DoD”) was approximately 51% and 52% respectively. As a result, our financial results in any period could be impacted substantially by spending cuts or increases in the DoD budget and the funds appropriated for certain military programs.

Despite ongoing uncertainty associated with the DoD budget, we believe our overall defense business outlook remains favorable due to the present demand for the potted coil assembly and other existing orders from major defense contractors. As of January 31, 2018, our consolidated order backlog for the defense market was nearly $7.4 million, which included $5.6 million for the potted coil assembly.

Commercial Aerospace and Industrial Markets

We provide magnetic components and electro-mechanical assemblies for a variety of applications in the commercial aerospace and industrial markets. The primary demand drivers for these markets include commercial aircraft orders, oil and gas drilling exploration activity, and general economic growth. While domestic economic growth remains positive, the above demand drivers could be impacted by short-term changes in the economy such as spikes or declines in the price of oil, war, terrorism, or changes in regulation. Other threats to our anticipated positive near-term and long-term market outlook include delays on the development and production of new commercial aircraft and competition from international suppliers. As of January 31, 2018, our consolidated order backlog for the aerospace and industrial markets was $2.6 million.

Business Outlook

Our non-headcoil backlog as of January 31, 2018 as compared to January 31, 2017 increased from $3.2 million to $4.5 million, a 41% increase. This was due primarily to an increase in magnetics orders. We anticipate that net sales for fiscal year 2018 will improve from net sales for fiscal year 2017. This is primarily due to the timing of newer program revenue that is projected to ship in fiscal year 2018.

Consolidated Results of Operations

The following management comments regarding Torotel’s results of operations and outlook should be read in conjunction with the Consolidated Condensed Financial Statements and Notes to the Consolidated Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report.

This discussion and analysis of the results of operations include the operations of Torotel and its subsidiary Torotel Products as of January 31, 2018.

Net Sales

	Three Months Ended		Nine Months Ended
	January 31, 2018	January 31, 2017	January 31, 2018	January 31, 2017
Torotel Products:
Magnetic components	$2,428,000	$1,621,000	$7,070,000	$5,465,000
Potted coil assembly	1,465,000	1,307,000	4,278,000	3,843,000
Electro-mechanical assemblies	617,000	774,000	2,310,000	2,349,000
Large transformers	19,000	—	84,000	—
Total Torotel Products	$4,529,000	$3,702,000	$13,742,000	$11,657,000

Consolidated net sales in the three and nine months ended January 31, 2018 increased 22% or $827,000 and 18% or $2,085,000, respectively compared to the three and nine months ended January 31, 2017.  Torotel Products' net sales increased primarily because of increased demand in magnetics. The increase in magnetics was expected as a number of products had an increase in demand from customers.

Gross Profit

	Three Months Ended		Nine Months Ended
	January 31, 2018	January 31, 2017	January 31, 2018	January 31, 2017
Torotel Products:
Gross profit	$1,438,000	$1,045,000	$4,056,000	$3,737,000
Gross profit % of net sales	32%	28%	30%	32%

Consolidated gross profit increased in the three and nine months ended January 31, 2018 by 38% or $393,000 and by 9% or $319,000 respectively, compared to the three and nine months ended January 31, 2017. The gross profit of Torotel Products increased during each of the three and nine month periods ended January 31, 2018 compared to the comparable periods in fiscal year 2017 primarily due to higher magnetics revenue volume during each period.

Operating Expenses

	Three Months Ended		Nine Months Ended
	January 31, 2018	January 31, 2017	January 31, 2018	January 31, 2017
Engineering	$267,000	$215,000	$806,000	$662,000
Selling, general and administrative	1,140,000	1,146,000	3,783,000	3,353,000
Total	$1,407,000	$1,361,000	$4,589,000	$4,015,000

Engineering expenses increased 24%, or $52,000 and 22%, or $144,000, respectively in the three and nine months ended January 31, 2018 compared to the three and nine months ended January 31, 2017.  The increase primarily resulted from an increase in engineering headcount.

Selling, general and administrative expenses decreased 1%, or $6,000 and increased 13%, or $430,000 in the three and nine months ended January 31, 2018 compared to the three and nine months ended January 31, 2017.  The three month decrease resulted primarily from a decrease in consulting and professional fees, and the nine month increase was primarily due to an increase in headcount and higher personnel costs, as well as an increase in occupancy costs associated with the facility located at 520 N. Rogers Road in Olathe, Kansas.

Earnings (loss) from Operations

	Three Months Ended		Nine Months Ended
	January 31, 2018	January 31, 2017	January 31, 2018	January 31, 2017
Torotel Products	$142,000	$(172,000)	$(117,000)	$289,000
Torotel	(111,000)	(144,000)	(416,000)	(567,000)
Total	$31,000	$(316,000)	$(533,000)	$(278,000)

For the reasons discussed under each of the Gross Profit, and Operating Expenses headings above, consolidated earnings from operations increased by 110%, or $347,000 and decreased by 92% or $255,000 for the three and nine months ended January 31, 2018 when compared to the three and nine months ended January 31, 2017.

Other Earnings Items

	Three Months Ended		Nine Months Ended
	January 31, 2018	January 31, 2017	January 31, 2018	January 31, 2017
Earnings (loss) from operations	$31,000	$(316,000)	$(533,000)	$(278,000)
Interest expense	28,000	5,000	53,000	16,000
Earnings (loss) before income taxes	3,000	(321,000)	(586,000)	(294,000)
Provision (credit) for income taxes	310,000	(130,000)	85,000	(118,000)
Net earnings (loss)	$(307,000)	$(191,000)	$(671,000)	$(176,000)

For additional discussion related to Income Taxes, see Note 5 of Notes to Consolidated Financial Statements.

Financial Condition and Liquidity

Cash generated by operations together with the borrowing under our lines of credit are our primary sources of liquidity. The following table highlights the sources of liquidity available to us as of January 31, 2018 and 2017, and compares net cash provided by operating activities during the nine months ended January 31, 2018 compared to the nine months ended January 31, 2017.

	2018	2017
Cash	$409,000	$875,000
Amount available under our building line of credit	35,000	-
Amount available under our equipment loan	400,000	309,000
Amount available under our working capital line of credit	655,000	500,000
Total funds available	$1,499,000	$1,684,000

Operating Activities

	2018	2017
Net cash used in operating activities	$(462,000)	$(691,000)

Net cash used in operating activities decreased $229,000 during the nine months ended January 31, 2018 versus the comparable period of the 2017 fiscal year primarily due to decreases in inventory purchases, as well as an increase in accrued liabilities.

Investing Activities

	2018	2017
Net cash used in investing activities	$(52,000)	$(338,000)

The decrease of $286,000 in net cash used in investing activities during the nine months ended January 31, 2018 compared to the comparable period of fiscal year 2017 was due to lower capital expenditures, as well as financing capital expenditures through capital leases. Capital expenditures during each of the nine months ended January 31, 2018 and January 31, 2017 were primarily related to purchases of new information technology and production equipment. We expect capital expenditure spending to rise moderately during the remainder of fiscal year 2018 which is consistent with the anticipated needs of our business.

Financing Activities

	2018	2017
Net cash provided by (used in) financing activities	$625,000	$58,000

The change of $567,000 for the nine month period of fiscal year 2018 from the comparable period in fiscal year 2017 is due primarily to additional borrowings under our working capital line of credit.

Capital Resources

We believe that the projected cash flow from operations, combined with existing cash balances and available borrowings under our existing financing arrangements to supplement our working capital needs, will be sufficient to meet our anticipated funding requirements for the foreseeable future, based on historical levels. As of January 31, 2018, we had $750,000 drawn on the $1,250,000 working capital line of credit. During fiscal year 2017, we entered into a $500,000 building revolving line of credit with $465,000 drawn down as of January 31, 2018. As of January 31, 2018 our total borrowing capacity is approximately $935,000 under our existing financing arrangements, plus $409,000 of cash on hand. Torotel Products is required to comply with specified financial covenants of the financing agreement with Commerce Bank.  As of January 31, 2018, Torotel Products was not in compliance with the covenant in such financing agreement, that requires a ratio of EBITDA (as defined in the financing agreement) to fixed charge coverage (as defined in the financing agreement) in excess of 1.100 to 1.000.  A waiver for non-compliance with this covenant was received from Commerce Bank for the period ending January 31, 2018.

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

Item 5.            Other Information

On February 26, 2018, the Board approved and adopted Amended and Restated By-Laws of Torotel (the “New Bylaws”).  The adoption of the New Bylaws was reported in a Current Report on Form 8-K dated February 26, 2018 (and filed on March 2, 2018), and the New Bylaws were filed as Exhibit 3.1 to that report.  The New Bylaws are being filed as Exhibit 3.2 to this Quarterly Report on form 10-Q to correct an immaterial clerical error in the form of the New Bylaws previously filed.

PART II.   OTHER INFORMATION

Item 6.   Exhibits

a)  Exhibits

Exhibit 3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of Form 8-K filed with the SEC on September 25, 2009)
Exhibit 3.2*	Amended and Restated By-laws
Exhibit 31.1*	Officer Certification
Exhibit 31.2*	Officer Certification
Exhibit 32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Torotel, Inc.
March 13, 2018	/s/ Heath C. Hancock
Date	Heath C. Hancock
Chief Financial Officer
Principal Financial Officer