Form 10-K
period 2018-04-30
TOROTEL INC
filed 2018-06-29
CIK 98752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2018
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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed based on the closing sale price reported on the OTC Market-Pink on October 30, 2017, was $3,597,450. As of June 29, 2018, there were 5,995,750 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its 2018 Annual Meeting of Shareholders to be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report.

TOROTEL, INC. FORM 10-K

Fiscal Year Ended April 30, 2018

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

•our ability to finance operations;

•our ongoing analysis of the effect on our financial position and results of operations from recently enacted and potential changes in tax law;

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

PART I

ITEM 1.  Business

Torotel, Inc. ("Torotel") conducts substantially all of its business through its wholly owned subsidiary, Torotel Products, Inc. ("Torotel Products"). Torotel was incorporated under the laws of the State of Missouri in 1956. Torotel's offices are located at 520 North Rogers Road, Olathe, Kansas 66062. Torotel maintains a website at www.torotelinc.com. In addition, Torotel Products maintains a website at www.torotelproducts.com. Information contained on or accessible through either such website is not part of this annual report on Form 10-K. Our telephone number is (913) 747-6111. The terms "we," "us," "our," and the "Company" as used herein include Torotel and all of its subsidiaries, including Torotel Products, unless the context otherwise requires.

Torotel specializes in the custom design and manufacture of a wide variety of precision magnetic components, consisting of transformers, inductors, reactors, chokes, toroidal coils, high voltage transformers, dry-type transformers, and electro-mechanical assemblies. Torotel sells these products to original equipment manufacturers, which use them in products such as aircraft navigational equipment, digital control devices, medical equipment, avionics equipment, down-hole drilling, conventional missile guidance systems, and other defense and commercial aerospace applications.

The following discussion includes the business operations of Torotel as of and for the fiscal year ended April 30, 2018 (“fiscal year 2018”).

Principal Products

Torotel specializes in the custom design and manufacture of a wide variety of precision magnetic components, and electro-mechanical assemblies for use in military, commercial aerospace and industrial electronic applications. These products are used to modify and control electrical voltages and currents in electronic devices. For example, if equipment containing one of these components receives an electrical voltage or current which is too high, the component would modify and control the electrical voltage or current to allow proper operation of the equipment. While Torotel primarily manufactures these products in accordance with pre-developed mechanical and electrical requirements, in some cases Torotel will be responsible for both the overall design and manufacturing. These products are sold to manufacturers who incorporate them into an end-product. The major applications include aircraft navigational equipment, digital control devices, medical equipment, avionics systems, down-hole drilling, conventional missile guidance systems, and other defense related applications. Torotel has a line of 400 Hz miniature power transformers listed on the Qualified Products List ("QPL") of the Department of Defense ("DoD"), which requires re-qualification with the DoD every five years.  Sales of the QPL products represented approximately 2% of the net sales of Torotel for fiscal year 2018.

Marketing and Customers

Torotel’s sales do not represent a significant portion of any particular market.  While approximately 43% of annual sales in fiscal year 2018 came from select commercial markets, such as commercial aerospace, and oil drilling, historically Torotel has primarily focused its activities toward the military market.  As a result, the business of Torotel is subject to various risks including, without limitation, dependence on government appropriations and program allocations, potential cutbacks in military spending, the requirement that some of our products be approved and qualified by the federal government before we can sell them, and the competition for available military business. Torotel pursues revenue opportunities in electro-mechanical assemblies, which we expect to continue as a major focus for Torotel.  Torotel also pursues revenue opportunities in larger and higher voltage transformers, plus products sourced from low-cost manufacturers in overseas markets who are compliant with aerospace standards.

Torotel markets its products primarily through an internal sales force and independent manufacturers' representatives paid on a commission basis. These commissions are earned when a product is sold and/or shipped to a customer within the representative's assigned territory. Torotel also utilizes its engineering department in its direct sales efforts for the purpose of expanding its reach into new markets and/or customers. Other sales methods may include visits to customers, lunch-and-learn presentations to customers' engineers, catalog brochures, trade show exhibits and speaker presentations at trade shows.

Torotel is an approved source for magnetic components used in numerous military and commercial aerospace systems, which means Torotel is automatically solicited for any procurement needs for such applications. The magnetic components manufactured by Torotel are sold primarily in the United States, and most sales are awarded on a competitive bid basis.

Torotel currently has a primary base of approximately 19 customers that together provide nearly 90% of its annual sales volume. This customer base includes many large prime defense and commercial aerospace companies. Torotel’s primary strategy focuses on providing superior service to this core group of customers, including engineering support and new product design. The objective is to achieve growth with these customers or other targeted companies that possess the potential for inclusion into the core group. During fiscal year 2018, sales to a single customer accounted for 34%, and sales to another customer accounted for 18% of the net sales of Torotel. A loss of or material reduction in orders from these customers could have a material adverse effect on sales.

Competition

The markets in which Torotel competes are highly competitive. A substantial number of companies utilizing similar resources sell components and assemblies of the type manufactured and sold by Torotel. In addition, Torotel sells to a number of customers who have the capability of manufacturing their own electronic components.

The principal methods of competition for electronic products in the markets served by Torotel include, among other factors, price, on-time delivery performance, lead times, customized product engineering and technical support, marketing capabilities, quality assurance, manufacturing efficiency, and existing relationships with customers' engineers. While it is believed that magnetic components are not susceptible to rapid technological change, Torotel’s sales, which do not represent a significant share of the industry's market, are susceptible to decline given the competitive nature of the market.

Manufacturing

Nearly all of Torotel’s sales consist of electronic products manufactured to customers' specifications. Aside from contractually required finished goods buffers, only a limited amount of finished goods is maintained in our inventory. Although special wire-winding machines and molding machines are used in the production process, the various electronic products are manually assembled, with numerous employees and some subcontractors contributing to the completion of the products.

Essential materials used by Torotel in the manufacturing process include magnetic materials, copper wire, plastic housings and epoxies. We believe these materials are available from many sources. Major suppliers include Magnetics Inc., Electrical Insulation Suppliers, Inc., Mod & Fab and Magnetic Metals-Western Division. Special contact plates purchased from Fotofab, LLC and polycarbonate materials purchased from Florida Custom Mold and Spectrum Plastics are used in manufacturing the potted coil assembly. Fotofab, Florida Custom Mold, and Spectrum Plastics are the only qualified approved sources for the materials they provide. As a result, Torotel maintains contingent business interruption insurance on these three suppliers' facilities, as well as the customers' production facility, to insure against loss of business income associated with a disruption in production by either supplier or at the customer as a result of a fire, tornado, explosion or other similar type loss.

Torotel has not experienced any significant curtailment of production because of material shortages, but any long lead times or high dollar minimum orders could have an adverse impact on sales bookings.

Engineering, Research and Development

Torotel does not intend to engage in research and development activities, but it does incur engineering expenses in designing products to meet customer specifications.

Governmental Regulations

A significant portion of Torotel’s business is derived from subcontracts with prime contractors of the U.S. government. As a U.S. subcontractor, Torotel is subject to federal contracting regulations. These subcontracts may be terminated at any time at the convenience of the U.S. government. Upon such termination, adequate financial compensation is usually provided in such instances to protect Torotel from suffering a loss on a subcontract. These subcontracts also may be terminated for default for failure to perform a material obligation. In the event of a termination for default, the customer may have the unilateral right at any time to require Torotel to pay the excess, if any, of the cost of purchasing a substitute item from a third party. If the customer has suffered other ascertainable damages as a result of a sustained default, the customer could demand payment of such damages. Torotel has never experienced any terminations for default.

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

Intellectual Property

The products sold by Torotel are not protected by patents or licenses. Torotel relies on the expertise of its employees in both the design and manufacture of its products. Because of the highly competitive nature of the industry, it is possible that a competitor may also learn to design and produce products with similar performance characteristics. Torotel has been issued U.S. Trademark Registration #1,123,071 for "TOROTEL". This trademark registration expires July 24, 2019.

Environmental Laws

In fiscal year 2018, Torotel incurred costs of approximately $47,000 to ensure compliance with federal, state and local regulations on the proper handling, storage, disposal, and discharge of hazardous materials into the environment, or otherwise relating to the protection of employees, the community, and the environment. Torotel anticipates similar costs to be incurred in the fiscal year ending April 30, 2019.

Employees

Torotel presently employs approximately 143 full-time and 12 part-time employees. We believe an adequate supply of qualified personnel is available in our immediate vicinity. Torotel's employees are not affiliated with any union.

ITEM 1A.    Risk Factors

Not Applicable

ITEM 2.    Properties

Torotel leases approximately 72,000 square feet of space located at 520 N. Rogers Road in Olathe, Kansas. This facility serves as our corporate executive office and our primary manufacturing facility. The lease for this property continues through December 31, 2026. Through December 31, 2018, the monthly base rate is $26,844, and subsequently through December 31, 2019, the monthly base rate is $29,257, escalating annually thereafter, as previously disclosed in our other public filings.

Torotel leases approximately 5,000 square feet for manufacturing electro-mechanical assemblies and other transformers. This facility is located in Hatfield, Pennsylvania. The lease for this facility commenced on August 1, 2014 and continues through July 31, 2019.  The monthly base rent is $3,450.

Present utilization of these facilities is less than 50% of maximum capacity.

Torotel owns a 24,000 square foot building located at 620 N. Lindenwood Drive in Olathe, Kansas. This facility was previously occupied by Torotel through the end of March 2017 and, until such date, functioned as Torotel's corporate executive office and its largest manufacturing facility. This property is subject to a first deed of trust securing indebtedness with Commerce Bank in the amount of $533,000. The outstanding balance of such indebtedness bears interest at a fixed rate of 4.05% per annum and requires monthly principal and interest payments of $4,873. The note has a maturity date of January 27, 2019, may be prepaid without penalty up to $100,000 per year, and is collateralized by substantially all assets of Torotel.

As of April 30, 2018, the property owned by Torotel had a net carrying value of approximately $694,000, and is listed on the market for immediate sale. The property is currently accounted for as a capital asset and is valued at historical cost less depreciation.

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

	2018		2017
Fiscal Period	High	Low	High	Low
May to July	$0.86	$0.60	$0.92	$0.70
August to October	0.70	0.43	0.90	0.72
November to January	0.74	0.46	1.23	0.72
February to April	0.72	0.52	1.35	0.69

(b)Approximate Number of Equity Security Holders

Number of
Record Holders as of
Title of Class	June 29, 2018
Common stock, $0.01 par value	416

(c)Dividend History and Restrictions

Torotel has never paid a cash dividend on its common stock and has no present intention of paying cash dividends in the foreseeable future. Certain of Torotel's current borrowing agreements restrict the payment of cash dividends without the consent of the lender.

(d)Dividend Policy

Future dividends, if any, will be determined by our Board of Directors in light of the circumstances then existing, including Torotel's earnings, financial requirements, general business conditions and credit agreement restrictions.

(e)Securities Authorized for Issuance under Equity Compensation Plans

Torotel has certain long-term incentive plans, including a Stock Award Plan (see Note 6 of the Notes to Consolidated Financial Statements). The table below includes the number of shares authorized for the Stock Award Plan.

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

There were no unregistered sales of securities by Torotel, or any share repurchases by Torotel, during the fourth quarter of fiscal year 2018.

ITEM 6.    Selected Financial Data

Information not required.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Introduction

Torotel conducts substantially all of its business through its wholly owned subsidiary, Torotel Products.

Torotel specializes in the custom design and manufacture of a wide variety of precision magnetic components and electro-mechanical assemblies for use in military, commercial aerospace and industrial electronic applications. These products are used to modify and control electrical voltages and currents in electronic devices. Torotel sells these magnetic components and electro-mechanical assemblies to original equipment manufacturers, which use them in products such as:

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

The industry mix of Torotel’s net sales in fiscal year 2018 was 52% defense, 43% commercial aerospace and 5% industrial compared to 54% defense, 39% commercial aerospace and 7% industrial in the fiscal year ended April 30, 2017 (“fiscal year 2017”). We believe the mix in the fiscal year ended April 30, 2019 (“fiscal year 2019”) will remain weighted primarily towards defense.

Business and Industry Considerations

Defense Markets

During fiscal years 2018 and 2017, the amount of consolidated revenues derived from contracts with prime contractors of the U.S. Department of Defense (as previously defined, the “DoD”) was approximately 52% and 54%, respectively. Our financial results in any period could be impacted substantially by spending cuts in the DoD budget and the funds appropriated for certain military programs.

Despite ongoing uncertainty and potential constraints associated with the DoD budget, we believe our overall defense business outlook remains favorable due to the present demand for the potted coil assembly and other existing orders from major defense contractors. As of April 30, 2018, our consolidated order backlog for the defense market was $6.3 million, which included approximately $3.9 million for the potted coil assembly.

Commercial Aerospace and Industrial Markets

We provide magnetic components and electro-mechanical assemblies for a variety of applications in the commercial aerospace and industrial markets. The primary demand drivers for these markets include commercial aircraft orders, oil and gas drilling exploration activity, and general economic growth.  The above demand drivers could be impacted by short-term changes in the economy such as spikes or declines in the price of oil, war, terrorism, or changes in regulation. Other threats to our anticipated positive near-term and long-term market outlook include delays on the development and production of new commercial aircraft and competition from international suppliers.  As of April 30, 2018, our consolidated order backlog for the aerospace and industrial markets was $2.8 million.

Business Outlook

Our non-headcoil backlog as of April 30, 2018 as compared to April 30, 2017 increased to $5.2 million from $3.0 million, a 73% increase.  This was due primarily to an increase in customer order volume.  We anticipate that net sales for fiscal year 2019 will improve from fiscal year 2018.  This is primarily due to the timing of newer program revenue that is projected to positively impact fiscal year 2019.

Consolidated Results of Operations

The following management comments regarding Torotel's results of operations and outlook should be read in conjunction with the Consolidated Financial Statements included pursuant to Item 8 of this Annual Report.

Net Sales

Years ended April 30,	2018	2017
Magnetic components	$9,251,000	$7,924,000
Potted coil assembly	5,962,000	5,268,000
Electro-mechanical assemblies	3,060,000	3,098,000
Large transformers	123,000	12,000
Total	$18,396,000	$16,302,000

Consolidated net sales in fiscal year 2018 increased $2,094,000, or 13%, as compared to fiscal year 2017, primarily due to higher demand for potted coil and magnetic components.  The increase was expected as a number of products had an increase in demand from customers.

Consolidated net sales in fiscal year 2017 increased 1%, or $108,000, as compared to fiscal year 2016, primarily due to higher demand for potted coil and electro-mechanical assemblies.

Gross Profit

Years ended April 30,	2018	2017
Gross profit	$4,781,000	$5,255,000
Gross profit % of net sales	26%	32%

Gross profit as a percentage of net sales in fiscal year 2018 decreased 9% as compared to fiscal year 2017.  The gross profit percentage for fiscal year 2018 decreased primarily due to higher manufacturing costs, changing product mix, higher scrap, and an increase in inventory obsolescence.

Gross profit as a percentage of net sales in fiscal year 2017 decreased 1% as compared to fiscal year 2016. The gross profit percentage for fiscal year 2017 decreased primarily due to higher manufacturing costs and scrap.

Operating Expenses

Years ended April 30,	2018	2017
Engineering	$1,082,000	$906,000
Selling, general and administrative	4,967,000	4,738,000
Total	$6,049,000	$5,644,000

Engineering expense increased 19%, or $176,000, in fiscal year 2018 as compared to fiscal year 2017. This increase primarily resulted from the hiring of additional engineers to provide expanded technical capabilities.

Engineering expense increased 12%, or $95,000, in fiscal year 2017 as compared to fiscal year 2016. This increase also primarily resulted from the hiring of additional engineers to provide expanded technical capabilities.

Selling, general and administrative expenses increased 5%, or $230,000, in fiscal year 2018 as compared to fiscal year 2017. The increase resulted from an increase in headcount and an increase in occupancy costs related to the new facility.  These additional costs were incurred as part of our overall growth strategy, as evidenced by our stronger backlog year-over-year.

Selling, general and administrative expenses increased 30%, or $1,095,000, in fiscal year 2017 as compared to fiscal year 2016. The increase resulted from an increase in salaries and recruiting due to an increase in headcount and higher personnel costs, an increase in professional and consulting fees, an increase in non-capitalizable costs associated with the transition to the facility located at 520 N. Rogers Road in Olathe, Kansas, and stock compensation amortization expense.

Earnings (loss) from Operations

Years ended April 30,	2018	2017
Torotel Products	$(701,000)	$303,000
Torotel	(567,000)	(692,000)
Total	$(1,268,000)	$(389,000)

For the reasons discussed in the Net Sales, Gross Profit, and Operating Expenses found above, consolidated earnings from operations decreased by $880,000, in fiscal year 2018 as compared to fiscal year 2017, and increased by $1,246,000, in fiscal year 2017 as compared to fiscal year 2016.

Other Earnings Items

Years ended April 30,	2018	2017
Loss from operations	$(1,268,000)	$(389,000)
Interest expense	74,000	24,000
Gain on asset disposal	(8,000)	—
Loss before income taxes	(1,334,000)	(413,000)
Provision (credit) for income taxes	681,000	(152,000)
Net Loss	$(2,015,000)	$(261,000)

Interest expense increased by 160%, or $50,000, in fiscal year 2018 as compared to fiscal year 2017, primarily due to higher levels of capital leases and outstanding indebtedness for most of the year.  Income tax provision increased by $833,000 in fiscal year 2018 as compared to fiscal year 2017, which was related primarily to tax reform, and an increase in deferred tax asset valuation allowance.

Interest expense decreased by 4%, or $1,000, in fiscal year 2017 as compared to fiscal year 2016, primarily due to lower levels of capital leases and outstanding indebtedness. Income tax provision decreased by $446,000 in fiscal year 2017 as compared to fiscal year 2016.

We evaluate the appropriateness of our deferred income tax asset valuations allowance on a quarterly basis and continue to consider positive and negative trends in our industry that affect our determination.  During the fourth quarter of fiscal year 2018, we are no longer in a positive cumulative earnings position which is significant negative evidence indicating the need for a valuation allowance. As a result, we concluded it unlikely the full benefit of our deferred tax assets will more-likely-than-not be fully realized and our valuation allowance has been increased accordingly.   See Note 4 in the consolidated financial statements for further details.

Financial Condition and Liquidity

The following table highlights the funds available to us as of April 30, 2018 and 2017:

	2018	2017
Cash	$575,000	$298,000
Amount available under our building line of credit	35,000	35,000
Amount available under our equipment loan	423,000	332,000
Amount available under our working capital line of credit	100,000	500,000
Total funds available	$1,133,000	$1,165,000

Operating Activities

	2018	2017
Net cash used in operating activities	$(186,000)	$(1,092,000)

The decrease of $906,000 of net cash used in operating activities between fiscal year 2018 and fiscal year 2017 is primarily due to a decrease in inventory and an increase in accrued liabilities in fiscal year 2018.  This decrease in inventory was due to the shipment of accumulated assembly inventory that had been scheduled for shipment in fiscal year 2018, and a decrease in safety stock on long-term agreements. The increase in accrued liabilities was due to an increase in the warranty provision.

Investing Activities

	2018	2017
Net cash used in investing activities	$(100,000)	$(946,000)

The decrease of $846,000 of net cash used in investing activities was due to lower capital expenditures in fiscal year 2018 as compared to fiscal year 2017.  Capital expenditures during fiscal year 2017 were primarily related to leasehold improvements incurred related to the relocation of our primary manufacturing facility and corporate office, as referenced in Item 2 above and Note 5 of the financial statement footnotes.  We expect capital expenditure spending will maintain current levels during fiscal year 2019 as compared to fiscal year 2018.

Financing Activities

	2018	2017
Net cash provided by financing activities	$563,000	$490,000

The change of $73,000 in net cash provided by financing activities between fiscal year 2018 and fiscal year 2017 is due to an increase in debt obligations utilized to finance the remaining leasehold improvements during the first quarter of fiscal year 2018.

Liquidity and Capital Resources

We believe that the projected cash flow from operations, combined with existing cash balances and available borrowings under our existing financing arrangements to supplement our working capital needs, will be sufficient to meet our anticipated funding requirements for the foreseeable future, based on historical levels. As of April 30, 2018, we had $751,000 drawn on our working capital line of credit. During fiscal year 2017, we entered into a $500,000 building revolving line of credit with $465,000 drawn down as of April 30, 2018. As of April 30, 2018 our total borrowing capacity is approximately $558,000 under our existing financing arrangements, plus $575,000 of cash on hand. Torotel Products is required to comply with specified financial covenants of the financing agreement with Commerce Bank.  As of April 30, 2018, Torotel Products was not in compliance with the covenants in such financing agreement that require a ratio of EBITDA (as defined in the financing agreement) to fixed charge coverage (as defined in the financing agreement) in excess of 1.100 to 1.000 and that Torotel maintain a minimum Tangible Net Worth (as defined in the financing agreement) of not less than $4,500,000.  A waiver for non-compliance with these covenants was received from Commerce Bank for the period ending April 30, 2018.

Our building revolving line of credit and the promissory note upon which we have borrowed funds under our working capital line of credit described in Note 3 of the Consolidated Financial Statements are scheduled to mature on October 20, 2018.  If our property located at 620 N. Lindenwood Drive in Olathe, Kansas is not sold prior to the maturity date of our building revolving line of credit, we expect to refinance this line of credit prior to the maturity date. Additionally, we expect to refinance our second working capital line of credit, if deemed necessary, prior to the maturity date. Torotel serves as an additional guarantor to all notes and Commerce Bank financing arrangements under which Torotel Products is the borrower.

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

Allowance for Doubtful Accounts

Gross trade accounts receivable are offset with an allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review the allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectability. Account balances are charged against the allowance when placed for collection. Recoveries of receivables previously written off are recorded when received. The majority of the customer accounts are considered past due after the invoice becomes older than the customer's normal credit terms. Interest is not charged on past due accounts. The allowance for doubtful accounts was $12,000 at the end of each of fiscal years 2018 and 2017.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using a FIFO approximated weighted average costing method of valuation. Our industry is characterized by short-term customer commitments and changes in demand, as well as other market considerations. Provisions for obsolete and excess inventory are based on reviews of inventory usage, quantities on hand and latest product demand information from customers. Inventories are reviewed in detail utilizing a 12-month time horizon. Individual part numbers that have not had any usage or purchases in a 12-month time period and do not have any known usage requirements are categorized as obsolete; individual part numbers having more than a 12-month supply based on the current year's usage are categorized as excess. Once specific inventory has been identified as excess or obsolete, the cost of the identified inventory is fully reserved and the cost of the inventory is not recovered until it is sold. The reserve balance is analyzed for adequacy as part of the inventory review each quarter.

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

ITEM 8.    Financial Statements and Supplementary Data

Report Of Independent

Registered Public Accounting Firm

Shareholders and Board of Directors

Torotel, Inc.

Opinion On The Financial Statements

We have audited the accompanying consolidated balance sheets of Torotel, Inc. and subsidiary (collectively, the Company) as of and , the related consolidated statements of operations, changes in stockholders’ equity, and cash flows, for the years then ended and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of and , and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis For Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RubinBrown LLP

We have served as the Company's auditor since 2012.

Kansas City, Missouri

June 29, 2018

CONSOLIDATED BALANCE SHEETS

	As of April 30,
	2018	2017
ASSETS
Current assets:
Cash	$575,000	$298,000
Trade receivables, net	2,193,000	2,007,000
Inventories	2,362,000	2,739,000
Prepaid expenses and other current assets	238,000	217,000
Property held for sale	694,000	688,000
	6,062,000	5,949,000

Leasehold improvements	616,000	532,000
Equipment	3,951,000	3,718,000
	4,567,000	4,250,000
Less accumulated depreciation	3,235,000	2,937,000
Property, plant and equipment, net	1,332,000	1,313,000

Deferred income taxes	68,000	747,000
Other assets	209,000	256,000

Total Assets	$7,671,000	$8,265,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$1,706,000	$603,000
Trade accounts payable	1,045,000	1,204,000
Accrued liabilities	817,000	319,000
Customer deposits	219,000	33,000
	3,787,000	2,159,000
Long-term debt, less current maturities	130,000	445,000
Stockholders' equity:
Common stock; par value $0.01; 6,000,000 shares authorized; 5,995,750 shares issued and outstanding	60,000	60,000
Capital in excess of par value	12,437,000	12,329,000
Accumulated deficit	(8,743,000)	(6,728,000)
	3,754,000	5,661,000

Total Liabilities and Stockholders' Equity	$7,671,000	$8,265,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended April 30,

	2018	2017
Net sales	$18,396,000	$16,302,000
Cost of goods sold	13,615,000	11,047,000
Gross profit	4,781,000	5,255,000
Operating expenses:
Engineering	1,082,000	906,000
Selling, general and administrative	4,967,000	4,738,000
	6,049,000	5,644,000
Loss from operations	(1,268,000)	(389,000)
Other expense:
Interest expense, net	74,000	24,000
Gain on asset disposal	(8,000)	—
Loss before provision (credit) for income taxes	(1,334,000)	(413,000)
Provision (benefit) for income taxes	681,000	(152,000)
Net loss	$(2,015,000)	$(261,000)
Basic loss per share	$(0.38)	$(0.05)

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

					Treasury	Total
		Common	Excess of	Accumulated	Stock,	Stockholders'
	Shares	Stock	Par Value	Deficit	at cost	Equity
Balance, April 30, 2016	5,983,545	$60,000	$12,277,000	$(6,467,000)	$(9,000)	$5,861,000
Stock compensation earned	—	—	61,000	—	—	61,000
Shares reverted	(350,000)	—	—	—	—	—
Shares released and issued	362,205	—	(9,000)	—	9,000	—
Net loss	—	—	—	(261,000)	—	(261,000)
Balance, April 30, 2017	5,995,750	60,000	12,329,000	(6,728,000)	—	5,661,000
Stock compensation earned	—	—	108,000	—	—	108,000
Net loss	—	—	—	(2,015,000)	—	(2,015,000)
Balance, April 30, 2018	5,995,750	$60,000	$12,437,000	$(8,743,000)	$—	$3,754,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASHFLOWS

Years ended April 30,

	2018	2017
Cash flows from operating activities:
Net loss	$(2,015,000)	$(261,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation cost amortized	108,000	61,000
Depreciation	314,000	265,000
Gain on disposal of equipment	(8,000)	—
Deferred income taxes	679,000	(155,000)
Increase (decrease) in cash flows from operations resulting from changes in:
Trade receivables	(186,000)	(105,000)
Inventories	377,000	(1,036,000)
Prepaid expenses and other assets	20,000	(156,000)
Trade accounts payable	(159,000)	440,000
Accrued liabilities	498,000	(149,000)
Customer deposits	186,000	4,000
Net cash used in operating activities	(186,000)	(1,092,000)
Cash flows from investing activities:
Capital expenditures	(122,000)	(946,000)
Proceeds from disposal of equipment	22,000	—
Net cash used in investing activities	(100,000)	(946,000)
Cash flows from financing activities:
Principal payments on long-term debt	(132,000)	(99,000)
Payments on capital lease obligations	(55,000)	—
Proceeds from long-term debt	—	124,000
Proceeds from line of credit	750,000	465,000
Net cash provided by financing activities	563,000	490,000
Net increase (decrease) in cash	277,000	(1,548,000)
Cash, beginning of period	298,000	1,846,000
Cash, end of period	$575,000	$298,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$74,000	$24,000
Income taxes	$—	$101,000
Non-cash investing and financing activities:
Property, plant and equipment reclassified as held for sale	$6,000	$688,000
Equipment financed with proceeds from capital lease	$225,000	$—

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

Principles of Consolidation

The consolidated financial statements include the accounts of Torotel and its wholly owned subsidiary, Torotel Products. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. We grant unsecured credit to most of our customers. We do not believe that we are exposed to any extraordinary credit risk as a result of this policy. At various times, and at April 30, 2018 and 2017, cash balances exceeded federally insured limits. We have not experienced any losses in the cash accounts and we do not believe we are exposed to any significant credit risk with respect to our cash.

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

The carrying amounts of certain financial instruments, including cash, trade receivables and trade accounts payable approximate fair value due to their short maturities. As of April 30, 2018 and 2017, the amount of our long-term debt approximates fair value based on the present value of estimated future cash flows using a discount rate commensurate with a borrowing rate available to us. The inputs used to estimate the fair value of long-term debt are considered Level 2 inputs.

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

Allowance for Doubtful Accounts

Gross trade accounts receivable are offset with an allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review the allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectability. Account balances are charged against the allowance when placed for collection. Recoveries of receivables previously written off are recorded when received. The majority of the customer accounts are considered past due after the invoice becomes older than the customer's credit terms. Interest is not charged on past due accounts. The allowance for doubtful accounts as of April 30, 2018 and 2017 was $12,000 and $12,000, respectively.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using a FIFO approximated weighted average cost method of valuation. Our industry is characterized by short-term customer commitments and changes in demand, as well as other market considerations. Provisions for obsolete and excess inventory are based on reviews of inventory usage, quantities on hand and latest product demand information from customers. Inventories are reviewed in detail utilizing a 12-month time horizon. Individual part numbers that have not had any usage or purchases in a 12-month time period and do not have any known usage requirements are categorized as obsolete; individual part numbers having more than a 12-month supply based on the current year's usage are categorized as excess. Once specific inventory has been identified as excess or obsolete, the cost of the identified inventory is fully reserved and the cost of the inventory is not recovered until it is sold. The reserve balance is analyzed for adequacy as part of the inventory review each quarter.  The reserve for inventory as of April 30, 2018 and 2017 was $364,000 and $261,000, respectively.

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

Advertising Costs

Advertising costs are expensed as incurred. For the years ended April 30, 2018 and 2017 advertising costs were $22,000 and $6,000, respectively.

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

New Accounting Guidance

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, Topic 606 (“ASC 606”). The standard is effective for reporting periods beginning after December 15, 2017. Torotel has evaluated the transition method to be used and the impact of adoption of this standard on its consolidated financial statements. As part of the evaluation and transition process, no significant implementation matters have been identified as needing to be addressed.

In applying ASC 606, revenue is recognized when control of promised goods or services transfers to a customer and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. The major provisions of the new standard include: the determination of enforceable rights and obligations between parties; the identification of performance obligations including those related to material right obligations; the allocation of consideration based upon relative standalone selling price; accounting for variable consideration; the determination of whether performance obligations are satisfied over time or at a point in time; and enhanced disclosure requirements.

ASC 606 will be effective for Torotel beginning May 1, 2018 and permits two methods of adoption: retrospectively to each prior reporting period presented (“full retrospective method”) or retrospectively with the cumulative effect of the initial application recognized at the date of initial application (“modified retrospective method”). Torotel will adopt the standard using the full retrospective method and will record an adjustment to Retained Earnings for the effect of the initial application on April 30, 2017 for the cumulative portion earned through the end of fiscal year 2017, and will record a second adjustment on April 30, 2018 for the portion earned during fiscal year 2018 (the “Transition Adjustments”).

Torotel has reviewed all of its contracts with customers and has implemented the required process, data, and system changes to comply with the requirements of ASC 606.

Prior to adoption, revenue has historically been recognized when a fixed price contract or purchase order exists; delivery has occurred; and collection was reasonably assured.  Upon adoption, ASC 606 will be applied by analyzing each contract, or a combination of contracts, to determine if revenue is recognized over time or at a point in time. Torotel has determined that some of its contracts will have performance obligations that are satisfied over time and some at a point in time based on when performance obligations have been satisfied by the transfer of control of the goods and services to the customer.

For performance obligations that are satisfied over time, Torotel will use an input method as the basis for recognizing revenue. Input methods recognize revenue on the basis of an entity’s efforts or inputs toward satisfying a performance obligation (for example, resources consumed, labor hours expended, costs incurred, time lapsed, or machine hours used) relative to the total expected inputs to satisfy the performance obligation. Torotel will generally use costs incurred as the measure of performance; and therefore will generally not defer any production costs. Performance obligations that are not recognized over time will be recognized at the point in time when performance obligations have been satisfied by the transfer of control to the customer.

ASC 606 requires Torotel to allocate contract consideration to performance obligations on the basis of their relative standalone selling price. Torotel has determined that certain contracts require a deferral of revenues due to the requirement to allocate revenue based upon relative standalone selling price. Accordingly, contract liabilities will be established at the Transition Date to defer revenue that was previously recognized under ASC 605 (“legacy GAAP”).

We have completed our preliminary assessment of adopting ASC 606 on our 2018 and 2017 operating results, and have presented selected recast, unaudited financial data in the following table.  The impact of adopting ASC 606 on our 2018 and 2017 operating results may not be indicative of the adoption impacts in future periods or of our operating performance.

	Unaudited
	2018	2017
Net sales	$18,469,000	$17,395,000
Earnings (loss) from operations	(1,280,000)	147,000

ASC 340-40 was added by ASC 606, and becomes effective for reporting periods beginning after December 15, 2017.  ACC 340-40 provides guidance on contract costs that are not within the scope of other authoritative literature, and is applied to costs to obtain or fulfill a contract if existing guidance is not applicable. Torotel’s accounting for preproduction, tooling, and certain other costs is expected to continue under existing guidance, since the costs generally do not fall within the scope of ASC 340-40.

Torotel anticipates that in fiscal year 2019, revenue and gross margin for certain contracts that would not have been recognized under legacy GAAP will be accelerated because of the allocation of revenue to performance obligations based upon relative standalone selling price.

The enhanced disclosure requirements of ASC 606 include discussions on the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Torotel expects the disclosures to include qualitative and quantitative information about its contracts with customers; information about contract assets and liabilities; information about the performance obligation for customer contracts; and, the significant judgments made in applying the guidance in ASC 606. This will result in changes to Torotel’s existing disclosures, as well as new disclosures, which will impact the information reported in Torotel’s financial statements.

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

NOTE 2—INVENTORIES

The following table summarizes the components of inventories, as of April 30 of each year:

	2018	2017
Raw materials	$1,278,000	$1,305,000
Work in process	635,000	826,000
Finished goods	449,000	608,000
	$2,362,000	$2,739,000

NOTE 3—FINANCING AGREEMENTS

On September 27, 2010, Torotel Products entered into a financing agreement (the “agreement”) with Commerce Bank, N.A (the “Bank”).  The agreement provides for a revolving line of credit, a guidance line of credit, and a real estate term loan. Torotel serves as an additional guarantor to all notes described below. A summary of the notes issued under the agreement are provided below:

	2018	2017
4.05% mortgage note payable in monthly installments of $4,873, including interest, with final payment of $349,000 due January 27, 2019	$373,000	$415,000
4.00% working capital line of credit with a maturity date of October 20, 2018	751,000	465,000
4.00% building line of credit with a maturity date of October 20, 2018	465,000	-
Capital lease obligations (see Note 5)	170,000	-
Borrowings under an equipment financing line of credit:
4.75% note payable in monthly installments of $2,269, including interest, with final payment made on May 27, 2018	2,000	28,000
3.75% note payable in monthly installments of $2,112, including interest, with final payment made on April 10, 2018	-	25,000
4.05% note payable in monthly installments of $3,680, including interest, with final payment due January 10, 2020	75,000	115,000
Total long-term debt	1,836,000	1,048,000
Less current installments	1,706,000	603,000
Long-term debt, excluding current installments	$130,000	$445,000

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

Two separate promissory notes have been delivered by Torotel Products under the working capital line of credit, and amounts under this working capital revolving line of credit are available for working capital purposes. As of April 30, 2018, Torotel Products has only drawn upon the promissory note that matures on October 20, 2018 and no amounts were outstanding under the promissory note that matured on April 30, 2018. The working capital revolving line of credit is renewable annually. The associated interest rate of both promissory notes is equal to the greater of the floating Commerce Bank Prime Rate (4.75% as of April 30, 2018) or a floor of 4% (as listed above).  Monthly repayments of interest only are required under both promissory notes with the principal due at maturity.  The maximum borrowing of this line of credit is $1,250,000.  This revolving line of credit is cross collateralized and cross defaulted with all other credit facilities and arrangements of Torotel Products with the Bank and is secured by a first lien on all business assets of Torotel Products. This working capital line of credit is scheduled to mature on October 20, 2018, and Torotel Products expects to negotiate an extension of that maturity date on similar terms.

On March 31, 2017, Torotel Products entered into a $500,000 building revolving line of credit, which is available for working capital purposes and is renewable annually. The associated interest rate is equal to the greater of the floating Commerce Bank Prime Rate (4.75% as of April 30, 2018) or a floor of 4% (as listed above). Monthly repayments of interest only are required with the principal due at maturity. The maximum borrowing of this line of credit is $500,000. This facility is cross collateralized and cross defaulted with all other facilities and is secured by a first lien on the building located at 620 North Lindenwood Drive in Olathe, Kansas. This revolving line of credit is scheduled to mature on October 20, 2018, and Torotel Products expects to negotiate an extension of that maturity date on similar terms.

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

Torotel Products is required to comply with specified financial covenants of the financing agreement with Commerce Bank. As of April 30, 2018, Torotel Products was not in compliance with the covenants in such financing agreement that require a ratio of EBITDA (as defined in the financing agreement) to fixed charge coverage (as defined in the financing agreement) in excess of 1.100 to 1.000, and that Torotel maintain a minimum Tangible Net Worth (as defined in the financing agreement) of $4,500,000.  A waiver for non-compliance with these covenants was received from Commerce Bank for the period ending April 30, 2018.

The amount of long-term debt maturities by year is as follows:

Year Ending April 30,	Amount
2019	$1,706,000
2020	100,000
2021	30,000
$1,836,000

Irrevocable Standby Letter of Credit

Under the terms of a lease amendment for its building located at 520 N. Rogers Road  in Olathe, Kansas (see Note 5), Torotel initially provided the landlord an irrevocable standby letter of credit in the amount of $350,000 as additional security, with the letter of credit requirement being reduced to $300,000 in accordance with the third amendment to the lease entered into on August 30, 2017 (the “Third Amendment”), The balance under the letter of credit will automatically reduce in accordance with the below schedule if not drawn upon:

Date of Reduction	Amount of Reduction	Balance of Letter of Credit

January 1, 2020	$75,000	$225,000
January 1, 2021	75,000	150,000
January 1, 2022	75,000	75,000
January 1, 2023	75,000	-

NOTE 4—INCOME TAXES

The components of the provision (benefit) for income taxes are as follows:

	2018	2017
Current tax expense
Federal	$—	$2,000
State	2,000	1,000
	2,000	3,000
Deferred tax expense (benefit)
Federal	612,000	(137,000)
State	67,000	(18,000)
	679,000	(155,000)
Total income tax provision (benefit)	$681,000	$(152,000)

The provision for income taxes reflected in the consolidated statements of operations differs from the amounts computed at the federal statutory tax rates.

The principal differences between our statutory income tax expense and the effective provision for income taxes are summarized as follows:

	2018	2017
Computed tax expense at statutory rates	$(405,000)	$(144,000)
Permanent differences	11,000	6,000
State tax and credits	(49,000)	(18,000)
Provision to return adjustment	6,000	4,000
Impact of federal rate change	467,000	—
Increase in valuation allowance	651,000	—
	$681,000	$(152,000)

We have available as benefits to reduce future income taxes, subject to applicable limitations, estimated federal net operating loss carryforward amounts as described below.

Net Operating Loss
Year of Expiration	Carryforwards
2027	$94,000
2030	28,000
2032	298,000
2037	960,000
2038	909,000
$2,289,000

The following table summarizes the components of the net deferred income tax asset:

	2018	2017
Net operating loss carryforwards	$574,000	$420,000
Inventory valuation reserve	98,000	101,000
Loss on equity and impairment in investee	301,000	437,000
Tax credit carryforward	68,000	68,000
Other	115,000	158,000
	1,156,000	1,184,000
Less: valuation allowance	(1,088,000)	(437,000)
	$68,000	$747,000

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent effective for tax years beginning after January 1, 2018; (2) extending bonus depreciation that will allow for full expensing of qualified property; and, (3) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized. The corporate tax rate change is administratively effective at the beginning of our fiscal year, using a blended statutory rate of 30.4% for the annual period.

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

The Company has considered SAB 118 and believes the accounting for the income tax effects of the Act is substantially complete and appropriately reflected in the financial statements for the period ended April 30, 2018. The Company’s financial statements for the year ended April 30, 2018, reflect certain effects of the Act, which includes a reduction in the corporate tax rate from 34% to 21%, as well as other changes. As a result of the changes to tax laws and tax rates under the Act, the Company incurred incremental income tax expense of $467,000 during the year ended April 30, 2018, which consisted primarily of the remeasurement of deferred tax assets and liabilities from a 34% to a 21% tax rate.

As of April 30, 2018, the Company has federal minimum tax credit carryforwards of $68,000. As a result of The Act, the federal minimum tax credits will be fully refunded to the Company by 2021 if not fully utilized.

We record deferred income tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence. Positive evidence includes, but is not limited to the following: cumulative earnings in recent years, earnings expected in future years, excess appreciated asset value over the tax basis and positive industry trends. Negative evidence includes, but is not limited to the following: cumulative losses in recent years, earnings expected in future years, a history of operating losses or tax credit carryforwards expiring, and adverse industry trends. Cumulative losses in recent years are significant negative evidence when determining the need for a valuation allowance. During the fourth quarter of the fiscal year ending April 30, 2018 the Company determined that is was no longer in a positive cumulative earnings position for the three-year period ended April 30, 2018.

The Company is anticipating increased demand over the next few fiscal years related to continuing business in the aerospace and defense markets, but has not yet executed contracts. Therefore, this expected growth is not sufficient positive evidence to outweigh the negative evidence. Given the significance of the negative evidence, the Company concluded that it is no longer more likely than not that it will realize a portion of its deferred tax assets, with exception of the AMT credit. As a result, the Company increased the valuation allowance by an additional $651,000 during the fourth quarter of fiscal year 2018, resulting in a nearly full valuation allowance against the Company’s deferred tax assets as of April 30, 2018. The increase in the valuation allowance resulted in an increase in income tax expense of $651,000.

The Company's determination of the realizable deferred tax assets requires the exercise of significant judgment, based in part on business plans and expectations about future outcomes. In the event the actual results differ from these estimates in future periods, the Company may need to adjust the valuation allowance, which could materially impact our financial position and results of operations. The Company will continue to assess the need for a valuation allowance in future periods. As of April 30, 2018 and 2017, the Company maintained a valuation allowance of $1,088,000 and $437,000, respectively, for its deferred tax assets.

As of April 30, 2018, the federal tax returns for the fiscal years ended 2015 through 2017 remain subject to examination and assessment. Fiscal years ending before 2015 remain open solely for purposes of examination of our loss and credit carryforwards. As of April 30, 2018, the Company has no federal or state examinations ongoing.

We recognize accrued interest and penalties related to unrecognized tax benefits, as well as interest received from favorable tax settlements, within income tax expense. As of April 30, 2018 and 2017, we recorded no accrued interest or penalties related to uncertain tax positions. We expect no significant change in the amount of unrecognized tax benefit, accrued interest or penalties within the next twelve months.

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

On October 31, 2016, Torotel entered into the Second Amendment (“Second Amendment”) to the lease for its Rogers Road facility located in Olathe, Kansas. The Second Amendment became effective as of April 1, 2017, and served to extend the lease term through December 31, 2026 and expand the leased space from approximately 14,137 square feet to approximately 72,388 square feet. The Second Amendment provides that through December 31, 2018, the monthly base rate is $26,844, and subsequently through December 31, 2019, the monthly base rate is $29,257, escalating annually thereafter as previously disclosed in our other public filings. The Second Amendment required Torotel to increase its security deposit from $12,750 to $55,000 and provide a letter of credit as additional security. Additionally, the Second Amendment addressed other terms and conditions by which Torotel is leasing the facility or terminate the lease, and provided Torotel two separate options to extend the lease term for additional five year periods.

Future minimum lease payments on operating leases are as follows:

	Capital	Operating
Fiscal Years Ending April 30,	Leases	Leases
2019	$87,000	$413,000
2020	75,000	407,000
2021	31,000	402,000
2022	—	427,000
2023	—	442,000
2024	—	452,000
2025	—	456,000
2026	—	467,000
2027	—	350,000
	193,000	3,816,000
Less: Amounts representing interest	(23,000)	—
Total	$170,000	$3,816,000

The gross amount of assets recorded under capital leases amounted to $225,000 of equipment.

Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods free of rent. Total rent expense for all operating leases for the fiscal years ended April 30, 2018 and 2017 was $596,000 and $246,000, respectively.

As of April 30, 2018, the property owned by Torotel at 620 N. Lindenwood in Olathe, Kansas had a net carrying value of approximately $694,000, and is listed on the market for immediate sale.  The property is currently accounted for as a capital asset at historical cost less depreciation.

Torotel is subject to legal proceedings and claims that arise in the normal course of business.  It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the financial position or results of operations of Torotel.

NOTE 6—EMPLOYEE INCENTIVE PLANS

Short-term Cash Incentive Plan

The Short-term Cash Incentive Plan ("STIP") became effective for fiscal year 2008. The purpose of the STIP is to promote the long-term financial performance of Torotel by providing key employees with the opportunity to earn cash awards for accomplishing annual goals for Return on Capital Employed ("ROCE") as defined in the STIP. For the years ended April 30, 2018 and 2017, total short-term cash incentive plan expense was $0 and $0, respectively.

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

Long-term Cash Incentive Plan

The Long-term Cash Incentive Plan ("LTCIP") provides key employees with the opportunity to earn cash awards for accomplishing plan goals based on predetermined targets for average annual sales and earnings growth, ROCE and debt to equity. Under the terms of the LTCIP, awards will not be paid if Torotel's performance on any LTCIP metric is less than the threshold level of performance defined for that LTCIP metric. For the years ended April 30, 2018 and 2017, total long-term cash incentive plan expense was $0 for both years.

Performance Bonus

We provided discretionary performance bonuses for employees not participating in the above incentive plans.  Total expense for these bonuses was $71,000 and $0 for the years ended April 30, 2018 and 2017.

401(k) Retirement Plan

We have a 401(k) Retirement Plan for Torotel’s employees. Employer contributions to that plan are at the discretion of the Board of Directors. Employer contributions to the plan for the years ended April 30, 2018 and 2017 were  $137,000 and $86,000, respectively.

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

Restricted Stock Grants

 On September 21, 2016, we entered into Restricted Stock Agreements (“2016 Agreements”) with three key employees for the grant of an aggregate total of 730,000 restricted shares of the Company's common stock (the “Shares”).  The Shares were granted, and the 2016 Agreements were entered into, pursuant to the SAP.  The award of the Shares was authorized by both the Committee and the Board as a whole on September 19, 2016.   Except for the number of shares granted to each recipient, the terms of each of the 2016 Agreements are identical.  In fiscal year 2017, 350,000 shares of restricted common stock granted under the SAP in 2013 were reverted to treasury shares because it was determined that it was unlikely that the requisite financial performance metrics for the restrictions on such shares to lapse would be achieved.

The Shares were granted subject to restrictions that prohibit them from being sold, assigned, pledged or otherwise disposed of until the restrictions lapse.  The restrictions will lapse on the fifth anniversary of the date of grant if during the five year restriction period, (1) the Company's cumulative annual growth in revenue is at least 10%, and (2) the average economic value added as a percentage of revenue is at least 2%. The economic value added, which attempts to capture the true economic profit, will be calculated as the operating profit less the cost of capital with adjustments made for taxes. The restrictions will also lapse, if prior to the fifth anniversary of the date of grant, (1) the grantee's employment with the Company is terminated by reason of disability, (2) the grantee dies, or (3) the Committee, in its sole discretion, terminates the restrictions.  If the restrictions on the Shares have not lapsed by the fifth anniversary of the date of grant, the Shares will be forfeited to the Company.  For the years ended April 30, 2018 and 2017, total stock award plan expense was $0 and $0, respectively.

Stock Compensation Costs and Restricted Stock Activity

Total stock compensation cost for the twelve months ended April 30, 2018 and 2017 was $108,000 and $61,000,

respectively.

Restricted stock activity for each twelve month period through April 30 is summarized as follows:

	2018		2017
	Restricted	Weighted	Restricted	Weighted
	Shares	Average	Shares	Average
	Under	Grant	Under	Grant
	Option	Price	Option	Price
Outstanding at May 1	730,000	$0.740	350,000	$0.500
Granted	—	—	730,000	0.740
Forfeited	—	—	(350,000)	0.500
Outstanding at April 30	730,000	$0.740	730,000	$0.740

NOTE 8—STOCKHOLDERS' EQUITY

The changes in shares of common stock outstanding as of April 30 of each year are summarized as follows:

	2018	2017
Balance, May 1	5,995,750	5,615,750
Shares released from treasury for restricted stock grants	—	717,795
Newly issued shares for restricted stock grants	—	12,205
Shares reverted to treasury for restricted stock forfeitures	—	(350,000)
Balance, April 30	5,995,750	5,995,750

NOTE 9—EARNINGS (LOSS) PER SHARE

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

The basic earnings (loss) per common share were computed as follows:

	Year Ended
	2018	2017
Net loss	$(2,015,000)	$(261,000)
Amounts allocated to participating securities (nonvested restricted shares)	—	—
Net loss attributable to common shareholders	$(2,015,000)	$(261,000)
Basic weighted average common shares	5,265,750	5,123,000
Earnings (loss) per share attributable to common shareholders:
Basic loss per share	$(0.38)	$(0.05)

ASC 260, Earnings per Share, provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be participating securities and must be included in the computation of earnings per share pursuant to the two-class method.  Diluted earnings per share is not presented as we do not have any shares considered incremental and dilutive.

NOTE 10—ACCRUED LIABILITIES

Accrued liabilities as of April 30 of each year consist of the following:

	2018	2017
Employee related expenses:
Accrued payroll	$167,000	$68,000
Accrued payroll taxes	13,000	5,000
Accrued employee benefits	129,000	136,000
	$309,000	$209,000
Other, including interest:
Warranty reserve	$300,000	$24,000
Property taxes	18,000	20,000
Deferred rent	129,000	7,000
Other	61,000	59,000
	$508,000	$110,000
	$817,000	$319,000

The changes in warranty reserve as of April 30 of each year are summarized as follows:

	2018	2017
Balance, May 1	$24,000	$67,000
Credit memos issued	(52,000)	(161,000)
Provision for warranty accrual	328,000	118,000
Balance, April 30	$300,000	$24,000

NOTE 11—CUSTOMER DEPOSITS

For certain customers, we collect payment at the time the order is placed.  These deposits are classified as a liability and will be recognized as revenue at the time of shipment in accordance with our revenue recognition policy.  As of April 30, 2018 and April 30, 2017 we had approximately $219,000 and $33,000, respectively in customer deposits related to this arrangement.

NOTE 12—SELF-INSURANCE CAPTIVE

We are a member of a limited liability company formed as an insurance association captive (the "captive") in order to provide partially self-insured health benefits to our employees that elect coverage under the plan. Our membership percentage in this captive is approximately 0.5% and represents an investment of $87,000.  Therefore, our investment is accounted for utilizing the cost method of accounting. Our risk of loss is limited to our investment in the captive and we are not required to fund additional capital to the captive in the event of negative capital accounts.  Our share of net income from the captive is based on our ratio of contribution to the captive.  No income has been allocated in either fiscal year 2018 or 2017.

We maintain a reserve for incurred but not reported medical claims and claim development. Our reserve is an estimate based on historical experience and other assumptions, some of which are subjective. We adjust our self-insured medical benefits reserve as we experience changes due to medical inflation, changes in the number of plan participants and changes to specific cases.  Our total reserve for these claims for the fiscal years ended April 30, 2018 and 2017 was $25,000 and $28,000 respectively.

NOTE 13—NET SALES BY PRODUCT LINE AND GEOGRAPHY

Torotel’s net sales by product line and geography for the periods presented were as follows:

Years ended April 30,	2018	2017
Magnetic components	$9,251,000	$7,924,000
Potted coil assembly	5,962,000	5,268,000
Electro-mechanical assemblies	3,060,000	3,098,000
Large transformers	123,000	12,000
Total	$18,396,000	$16,302,000

Years ended April 30,	2018	2017
Domestic	$16,236,556	$14,755,000
Foreign	2,159,444	1,547,000
Total consolidated net sales	$18,396,000	$16,302,000

Torotel currently has a primary base of approximately 19 customers that provide nearly 90% of its annual sales volume.  Sales to two major customers as a percentage of consolidated net sales for the fiscal year ended April 30, 2018 was 34% and 18% respectively. Sales to two major customers as a percentage of consolidated net sales for the fiscal year ended April 30, 2017 was 34% and 23% respectively. Trade receivables from one major customer as a percentage of consolidated net trade receivables for the fiscal years ended April 30, 2018 and 2017 was 36% and 27%, respectively.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of April 30, 2018 and based on that evaluation have concluded that these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework contained in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of April 30, 2018.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three month period ending April 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information

None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the information contained in our definitive proxy statement to be filed with the SEC no later than 120 days after the end of our most recent fiscal year in connection with our 2018 Annual Meeting of Shareholders.

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

ITEM 11.    Executive Compensation

The information required by this item is incorporated herein by reference to the information contained in our definitive proxy statement to be filed with the SEC no later than 120 days after the end of our most recent fiscal year in connection with our 2018 Annual Meeting of Shareholders.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the information contained in our definitive proxy statement to be filed with the SEC no later than 120 days after the end of our most recent fiscal year in connection with our 2018 Annual Meeting of Shareholders.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the information contained in our definitive proxy statement to be filed with the SEC no later than 120 days after the end of our most recent fiscal year in connection with our 2018 Annual Meeting of Shareholders.

ITEM 14.    Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the information contained in our definitive proxy statement to be filed with the SEC no later than 120 days after the end of our most recent fiscal year in connection with our 2018 Annual Meeting of Shareholders.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules

(a)

(b) Exhibits (Electronic Filing Only)

Exhibit 3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of Form 8-K filed with the SEC on September 25, 2009, SEC File Number 001-08125)
Exhibit 3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 of Form 10-Q filed with the SEC on March 13, 2018, SEC File Number 001-08125)
Exhibit 10.1#	Form of Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the SEC on July 7, 2006, SEC File Number 001-08125)
Exhibit 10.2	Promissory note for real estate term loan, executed February 21, 2014 (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the SEC on February 27, 2014, SEC File Number 001-08125)
Exhibit 10.3#	Form of Restricted Stock Agreement, approved September 19, 2016 (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the SEC on September 22, 2016, SEC File Number 001-08125)
Exhibit 10.4#	Short-term Cash Incentive Plan (incorporated by reference to Exhibit 10.8 of Form 10-KSB filed with the SEC on July 30, 2007, SEC File Number 001-08125)
Exhibit 10.5#	Stock Award Plan (incorporated by reference to Exhibit 10.9 of Form 10-KSB filed with the SEC on July 30, 2007, SEC File Number 001-08125)
Exhibit 10.6#	Long-term Cash Incentive Plan (incorporated by reference to Exhibit 10.10 of Form 10-KSB filed with the SEC on July 30, 2007, SEC File Number 001-08125)
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

Exhibit 10.12	Building Revolving Line of Credit Agreement (incorporated by reference to Exhibit 10.13 of form 10-K filed with the SEC on July 28, 2017, SEC File Number 001-08125)
Exhibit 10.13

Third Amendment to Lease, dated as of August 30, 2017, by and between 96-OP Prop, L.L.C. and Torotel, Inc. (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the SEC on September 5, 2017, SEC File Number 001-08125)

Exhibit 10.14

Business Loan Agreement (Asset Based) between Torotel Products, Inc. and Commerce Bank dated August 15, 2017 (incorporated by reference to Exhibit 10.2 of Form 10-Q filed with the SEC on December 13, 2017, SEC File Number 001-08125)

Exhibit 10.15

First Amendment to Business Loan Agreement (Asset Based) between Torotel Products, Inc. and Commerce Bank dated October 30, 2017 (incorporated by reference to Exhibit 10.3 of form 10-Q filed with the SEC on December 13, 2017, SEC File Number 001-08125)

Exhibit 10.16

Promissory Note dated October 20, 2017 in favor of Commerce Bank in the principal amount of $850,000 (incorporated by reference to Exhibit 10.4 of Form 10-Q filed with the SEC on December 13, 2017, SEC File Number 001-08125)

Exhibit 10.17

Promissory Note dated October 20, 2017 in favor of Commerce Bank in the principal amount of $400,000 (incorporated by reference to Exhibit 10.5 of Form 10-Q filed with the SEC on December 13, 2017, SEC File Number 001-08125)

Exhibit 10.18

Commercial Guarantee between Torotel, Inc. and Commerce Bank dated October 20, 2017 (incorporated by reference to Exhibit 10.6 of Form 10-Q filed with the SEC on December 13, 2017, SEC File Number 001-08125)

Exhibit 14

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

ITEM 16  Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Torotel, Inc.

By:	/s/ HEATH C. HANCOCK
Heath C. Hancock
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

	Date:	June 29, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ DALE H. SIZEMORE, JR.		By:	/s/ ANTHONY L. LEWIS
	Dale H. Sizemore, Jr.			Anthony L. Lewis
	Chairman of the Board, President,			Director
Chief Executive Officer (Principal Executive Officer) and Director

	Date:	June 29, 2018		Date:	June 29, 2018

By:	/s/ RICHARD A. SIZEMORE		By:	/s/ STEPHEN K. SWINSON
	Richard A. Sizemore			Stephen K. Swinson
	Director			Director

	Date:	June 29, 2018		Date:	June 29, 2018

By:	/s/ BARRY B. HENDRIX		By:	/s/ HEATH C. HANCOCK
	Barry B. Hendrix			Heath C. Hancock
	Director			Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

	Date:	June 29, 2018		Date:	June 29, 2018

By:	/s/ S. SCOTT STILL
S. SCOTT STILL
Director

	Date:	June 29, 2018