Form 10-K/A
period 2018-04-30
TOROTEL INC
filed 2018-07-12
CIK 98752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Torotel, Inc. (“Torotel,” the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended April 30, 2018, originally filed with the Securities and Exchange Commission (the “SEC”) on June 29, 2018 (the “Original Filing”), solely to correct the following administrative error: Due to a technical issue during the filing process, the “Report of Independent Registered Public Accounting Firm” included in Item 8 of the Original Filing (the “Audit Report”) inadvertently omitted the dates of the consolidated balance sheets, and inadvertently omitted the years of the related consolidated statements of operations, changes in stockholders’ equity, and cash flows, to which the opinion in the Audit Report applied.  This Amendment is being filed solely to include such dates and years of the consolidated financial statements in the opinion paragraph of the Audit Report.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Original Filing is hereby amended and restated in its entirety.  This Amendment includes currently dated certifications from Torotel’s principal executive officer and principal financial officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, attached hereto as Exhibits 31.1, 31.2, 32.1 and 32.2.  Except as specifically referenced herein, this Amendment reflects matters as they existed on the Original Filing date of June 29, 2018, does not modify or update disclosures presented in the Original Filing and does not reflect any event occurring after the date of the Original Filing or modify or update those disclosures.

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

ITEM 8.    Financial Statements and Supplementary Data

Report Of Independent

Registered Public Accounting Firm

Shareholders and Board of Directors

Torotel, Inc.

Opinion On The Financial Statements

We have audited the accompanying consolidated balance sheets of Torotel, Inc. and subsidiary (collectively, the Company) as of April 30, 2018 and 2017, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows, for the years then ended and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Torotel, Inc.

By:	/s/ HEATH C. HANCOCK
Heath C. Hancock
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

	Date:	July 12, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ DALE H. SIZEMORE, JR.		By:	/s/ ANTHONY L. LEWIS
	Dale H. Sizemore, Jr.			Anthony L. Lewis
	Chairman of the Board, President,			Director
Chief Executive Officer (Principal Executive Officer) and Director

	Date:	July 12, 2018		Date:	July 12, 2018

By:	/s/ RICHARD A. SIZEMORE		By:	/s/ STEPHEN K. SWINSON
	Richard A. Sizemore			Stephen K. Swinson
	Director			Director

	Date:	July 12, 2018		Date:	July 12, 2018

By:	/s/ BARRY B. HENDRIX		By:	/s/ HEATH C. HANCOCK
	Barry B. Hendrix			Heath C. Hancock
	Director			Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

	Date:	July 12, 2018		Date:	July 12, 2018

By:	/s/ S. SCOTT STILL
S. SCOTT STILL
Director

	Date:	July 12, 2018