Form 10-Q
period 2018-07-31
TOROTEL INC
filed 2018-09-14
CIK 98752

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31,  2018

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

As of September 14, 2018, there were 5,995,750 shares of Common Stock, $0.01 par value, outstanding.

TOROTEL, INC. AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	July 31, 2018	April 30, 2018
ASSETS
Current assets:
Cash	$221,000	$575,000
Trade receivables, net	2,019,000	2,193,000
Inventories	2,901,000	2,362,000
Prepaid expenses	203,000	238,000
Contract assets	233,000	—
Property held for sale	694,000	694,000
	6,271,000	6,062,000

Leasehold improvements	621,000	616,000
Equipment	3,996,000	3,951,000
	4,617,000	4,567,000
Less accumulated depreciation	3,319,000	3,235,000
Property, plant and equipment, net	1,298,000	1,332,000

Deferred income taxes	83,000	68,000
Other assets	173,000	209,000

Total Assets	$7,825,000	$7,671,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$1,687,000	$1,706,000
Trade accounts payable	1,104,000	1,045,000
Accrued liabilities	1,035,000	817,000
Contract liabilities	56,000	219,000
	3,882,000	3,787,000
Long-term debt, less current maturities	103,000	130,000
Stockholders' equity:
Common stock; par value $0.01; 6,000,000 shares authorized; 5,995,750 shares issued and outstanding	60,000	60,000
Capital in excess of par value	12,464,000	12,437,000
Accumulated deficit	(8,684,000)	(8,743,000)
	3,840,000	3,754,000

Total Liabilities and Stockholders' Equity	$7,825,000	$7,671,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	July 31, 2018	July 31, 2017
Net sales	$4,473,000	$4,529,000
Cost of goods sold	2,994,000	3,273,000
Gross profit	1,479,000	1,256,000
Operating expenses:
Engineering	302,000	266,000
Selling, general and administrative	1,211,000	1,286,000
	1,513,000	1,552,000
Loss from operations	(34,000)	(296,000)
Other expense:
Interest expense, net	24,000	11,000
Loss before benefit for income taxes	(58,000)	(307,000)
Benefit for income taxes	(15,000)	(114,000)
Net loss	$(43,000)	$(193,000)
Basic loss per share	$(0.01)	$(0.04)

The accompanying notes are an integral part of these statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	July 31, 2018	July 31, 2017
Cash flows from operating activities:
Net loss	$(43,000)	$(193,000)
Adjustments to reconcile net loss to net cash provided (used in) operating activities:
Stock compensation cost amortized	27,000	27,000
Depreciation	84,000	77,000
Deferred income taxes	(15,000)	(114,000)
Changes in operating assets and liabilities:
Trade receivables	174,000	361,000
Inventories	(539,000)	(237,000)
Prepaid expenses and other assets	71,000	34,000
Trade accounts payable	59,000	250,000
Accrued liabilities	218,000	247,000
Contract assets and liabilities	(294,000)	2,000
Net cash provided (used) in operating activities	(258,000)	454,000
Cash flows from investing activities:
Capital expenditures	(50,000)	(7,000)
Net cash used in investing activities	(50,000)	(7,000)
Cash flows from financing activities:
Principal payments on long-term debt	(19,000)	(33,000)
Payments on capital lease obligations	(27,000)	—
Net cash used in financing activities	(46,000)	(33,000)
Net increase (decrease) in cash	(354,000)	414,000
Cash, beginning of period	575,000	298,000
Cash, end of period	$221,000	$712,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$24,000	$11,000
Income taxes	$—	$—

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The consolidated condensed balance sheet as of July 31,  2018, which has been derived from the audited financial statements of Torotel, Inc. ("Torotel" or the “Company”), is accompanied by the unaudited interim consolidated condensed financial statements, which reflect the normal recurring adjustments that in the opinion of management are necessary to present fairly Torotel’s consolidated financial position at July 31,  2018, and the consolidated results of operations and cash flows for the three months ended July 31,  2018, and 2017, respectively.

The unaudited interim consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although management believes the disclosures made are adequate to make the information not misleading. The financial statements contained herein should be read in conjunction with Torotel’s consolidated financial statements and related notes filed on Torotel's Form 10-K/A for the year ended April 30, 2018 as filed with the SEC on July 12, 2018.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASC 606). ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition standard also requires disclosures that sufficiently describe the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This ASU was amended by ASU No. 2015-14, issued in August 2015, which deferred the original effective date by one year; the effective date of this ASU is for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017, using one of two retrospective application methods. In addition, the FASB issued other amendments during 2016 to ASC 606, which include implementation guidance to principal versus agent considerations, guidance to identifying performance obligations and licensing guidance and other narrow scope improvements. The Company adopted this new guidance on May 1, 2018 using the modified retrospective application method. As part of the Company's implementation plan for this new standard, the Company assessed the impact of these new standards on its business processes, business and accounting systems, and consolidated financial statements and related disclosures by evaluating the terms and conditions of samples of both standard and non-standard contracts across the Company's in-scope business segments in light of the new standards. Specifically, the Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings of $102,000 as of May 1, 2018. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. We expect the impact of the adoption of the new standard to be material to our results of operations on an ongoing basis.

Torotel has two primary product revenue streams. Over 90% of our revenue is derived from product revenue in the aerospace and defense industries. Under this revenue stream, control is transferred as products are completed and closed to finished goods.  Torotel’s industrial and commercial product revenue makes up less than 7% of total revenue. Under this revenue stream, control is transferred as the products are shipped. The remainder of Torotel revenue consists of product fees and engineering and design services. With product fees, control transfer is determined by the revenue stream of the associated product. Percentage-of-completion revenue recognition is utilized when revenue recognized exceeds the amount billed to the customer for any project-related services, utilizing labor as the input method.  Torotel recognizes revenue when control has been transferred to the customer. Under the previous revenue recognition accounting standard, Torotel product revenue was recognized upon shipment or delivery of goods. Over 90% of Torotel revenue is derived from contracts with performance obligations satisfied over time.  Performance obligations under long-term agreements are considered to be under contract at the time that authorization to ship has been obtained from the customer. Performance obligations under standalone purchase orders are considered to be under contract at the time that the purchase order is received. Parts manufactured for customers in our aerospace and defense product revenue stream must be built to certain specifications that are then qualified by the customer. Due to the proprietary nature of our custom-built products designed for a specific use by our aerospace and defense customers, control is considered to be with the customer as the products are finalized and placed into finished goods.  For our commercial customers, control of the underlying product design is retained by Torotel, therefore the products are considered in our control until the moment of shipment. Torotel’s warranty obligations fall under Topic 460, and are not considered to be within the scope of Topic 606.

The following table summarizes the cumulative effect of the changes to our consolidated condensed balance sheet as of May 1, 2018 from the adoption of ASC 606:

		Adjustments due to
	April 30, 2018	ASC 606	May 1, 2018
Assets
Contract assets	$—	$102,000	$102,000

Equity
Accumulated deficit	$(8,743,000)	$102,000	$(8,641,000)

In accordance with the new revenue recognition requirements relative to the revenue recognition requirements under ASC 605, the disclosure of the impact of adoption on our consolidated condensed balance sheet, consolidated condensed statement of operations, and consolidated condensed statement of cash flows as of and for the three months ended July 31, 2018 was as follows:

		Balances Without Adoption
		of ASC 606	Effect of Change
	As Reported	as of July 31, 2018	Higher/(Lower)
Balance Sheet
Assets
Contract assets	$233,000	$—	$233,000

Statement of Operations
Net sales	4,473,000	4,232,000	241,000
Cost of goods sold	2,994,000	2,884,000	110,000
Gross profit	1,479,000	1,348,000	131,000
Loss from operations	(34,000)	(165,000)	131,000
Loss before benefit for income taxes	(58,000)	(189,000)	131,000
Benefit for income taxes	(15,000)	(49,000)	34,000
Net loss	(43,000)	(140,000)	97,000

Statement of Cash Flows
Net cash provided (used) in operating activities	(258,000)	(258,000)	—

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

NOTE 3—INVENTORIES

The following table summarizes the components of inventories:

	July 31, 2018	April 30, 2018
Raw materials	$1,369,000	$1,278,000
Work in process	1,105,000	635,000
Finished goods	427,000	449,000
	$2,901,000	$2,362,000

NOTE 4—FINANCING AGREEMENTS

Torotel Products has a financing agreement (the “financing agreement”) with Commerce Bank, N.A. (the “Bank”).  The financing agreement provides for a revolving line of credit, a guidance line of credit, and a real estate term loan. Torotel serves as the guarantor to all promissory notes described below. A summary of the notes outstanding under the financing agreement is provided below:

	July 31, 2018	April 30, 2018
4.05% mortgage note payable in monthly installments of $4,873, including interest, with final payment of $349,000 due January 27, 2019	$363,000	$373,000
4.00% working capital line of credit with a maturity date of October 20, 2018	751,000	751,000
4.00% building line of credit with a maturity date of October 20, 2018	465,000	465,000
Capital lease obligations (see Note 11)	147,000	170,000
Borrowings under an equipment financing line of credit:
4.75% note payable in monthly installments of $2,269, including interest, with final payment made on May 27, 2018	-	2,000
4.05% note payable in monthly installments of $3,680, including interest, with final payment due January 10, 2020	64,000	75,000
Total long-term debt	1,790,000	1,836,000
Less current installments	1,687,000	1,706,000
Long-term debt, excluding current installments	$103,000	$130,000

Under the financing agreement, prepayment of the mortgage note up to $100,000 per year is allowed without penalty so long as the funds used for any repayment are generated through internal cash flow and not borrowed from a separate financial institution. The mortgage note is cross collateralized and cross defaulted with all other credit facilities of Torotel Products and is secured by a first real estate mortgage on the property located at 620 North Lindenwood Drive in Olathe, Kansas.

The working capital revolving line of credit is renewable annually. The associated interest rate is equal to the greater of the floating Commerce Bank Prime Rate (currently 5.00%) or a floor of 4% (as listed above).  Monthly repayments of interest only are required under the working capital revolving line of credit promissory note with the principal due at maturity.  This working capital revolving line of credit is cross collateralized and cross defaulted with all other credit facilities and arrangements of Torotel Products with the Bank and is secured by a first lien on all business assets of Torotel Products. This working capital revolving line of credit is scheduled to mature on October 20, 2018, and Torotel Products expects to negotiate an extension of that maturity date.

On March 31, 2017, Torotel Products entered into a $500,000 building revolving line of credit, which is available for working capital purposes and is renewable annually. The associated interest rate is equal to the greater of the floating Commerce Bank Prime Rate (currently 5.00%) or a floor of 4% (as listed above). Monthly repayments of interest only are required with the principal due at maturity. The maximum borrowing of this building line of credit is $500,000. This facility is cross collateralized and cross defaulted with all other facilities and is secured by a first lien on the building located at 620 North Lindenwood Drive in Olathe, Kansas. This building revolving line of credit is scheduled to mature on October 20, 2018, and Torotel Products expects to negotiate an extension of that maturity date.

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

Torotel Products is required to comply with specified financial covenants of the financing agreement with Commerce Bank. As of July 31,  2018, Torotel Products was not in compliance with the covenants in such financing agreement that require (1) a ratio of EBITDA (as defined in the financing agreement) to fixed charge coverage (as defined in the financing agreement) in excess of 1.100 to 1.000,  and (2) that Torotel maintain a minimum Tangible Net Worth (as defined in the financing agreement) of $4,500,000.  A waiver for non-compliance with these covenants was received from Commerce Bank for the period ending July 31, 2018.

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

NOTE 5—INCOME TAXES

As of July 31,  2018, the federal tax returns for the fiscal years ended 2016 through 2018 are open to audit until the statute of limitations closes for the years in which our net operating losses are utilized. We would recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense. As of July 31, 2018, we recorded no accrued interest or penalties related to uncertain tax positions. We expect no significant change in the amount of unrecognized tax benefit, accrued interest or penalties within the next twelve months.

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

Stock Compensation Costs and Restricted Stock Activity

Total stock compensation cost for the three months ended July 31, 2018 and 2017 was $27,000 and $27,000, respectively.

Restricted stock activity for each three month period through July 31 is summarized as follows:

	2018		2017
	Restricted	Weighted	Restricted	Weighted
	Shares	Average	Shares	Average
	Under	Grant	Under	Grant
	Option	Price	Option	Price
Outstanding at May 1	730,000	$0.740	730,000	$0.740
Granted	—	—	—	—
Forfeited	—	—	—	—
Outstanding at July 31	730,000	$0.740	730,000	$0.740

NOTE 7—STOCKHOLDERS' EQUITY

The shares of common stock outstanding as of July 31 of each year are summarized as follows:

	2018	2017
Balance, May 1	5,995,750	5,995,750
Shares released from treasury for restricted stock grants	—	—
Newly issued shares for restricted stock grants	—	—
Shares reverted to treasury for restricted stock forfeitures	—	—
Balance, July 31	5,995,750	5,995,750

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

The basic earnings per common share were computed as follows:

	Three Months Ended
	July 31, 2018	July 31, 2017
Net loss	$(43,000)	$(193,000)
Amounts allocated to participating securities (nonvested restricted shares)	—	—
Net loss attributable to common shareholders	$(43,000)	$(193,000)
Basic weighted average common shares	5,265,750	5,265,750
Earnings (loss) per share attributable to common shareholders:
Basic loss per share	$(0.01)	$(0.04)

ASC 260, Earnings per Share, provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be participating securities and must be considered in the computation of earnings per share pursuant to the two-class method.  Diluted earnings per share is not presented as we do not have any shares considered incremental and dilutive.

NOTE 9—CONTRACT ASSETS AND LIABILITIES

For each of our contracts, the timing of revenue recognition, customer billings, and cash collections results in a net contract asset or liability at the end of each reporting period. Contract assets consist of unbilled receivables typically resulting from revenue recognition under contracts when either control has passed to the customer but the product has not yet shipped or the percentage-of-completion of revenue recognition is utilized when revenue recognized exceeds the amount billed to the customer for any project-related services, utilizing labor as the input method.  Contract liabilities (formerly referred to on the balance sheet as customer deposits) include advance payments and billings in excess of revenue recognized.  Contract assets and contract liabilities were as follows:

	July 31, 2018	April 30, 2018
Contract assets	$233,000	$—
Contract liabilities	$56,000	$219,000

Contract assets increased $233,000 between April 30, 2018 and July 31, 2018 due to the adoption of the new revenue standard, and relates to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations for which we have not yet billed.

Contract liabilities decreased $163,000 between April 30, 2018 and July 31, 2018 due to the recognition of revenue on advance payments exceeding additional advance payment receipts.

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

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Torotel is obligated under several capital leases for the lease of various information technology and production equipment that expire at various dates during the next three years.  All of these leases are non-cancellable and are presented in the accompanying consolidated financial statements as long-term debt.  At July 31, 2018 and April 30, 2018, the gross amount of equipment under capital lease was $225,000.  Related accumulated depreciation recorded under capital lease were $48,000 and $0, respectively.

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

Future minimum lease payments on the amended operating lease and future minimum capital lease payments as of July 31, 2018 are as follows:

	Capital	Operating
Fiscal Years Ending April 30,	Leases	Leases
2019	$60,000	$309,750
2020	76,000	407,000
2021	31,000	402,000
2022	—	427,000
2023	—	442,000
2024	—	452,000
2025	—	456,000
2026	—	467,000
2027	—	350,000
	167,000	3,712,750
Less: Amounts representing interest	(20,000)	—
Total	$147,000	$3,712,750

Forward-Looking Information

This report, as well as our other reports filed with or furnished to the Securities and Exchange Commission (the “SEC”), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast,” “may,” “should,” “predict,” and similar expressions are intended to identify forward-looking statements. Statements regarding expectations, including performance assumptions and estimates relating to capital requirements, as well as other statements that are not historical facts, are forward-looking statements. This report contains forward-looking statements regarding, among other topics, our expected financial position, results of operations, cash flows, strategy, budgets and management's plans and objectives. Accordingly, these forward-looking statements are based on management’s judgments based on currently available information and assumptions about a number of important factors. While we believe that our assumptions about such factors are reasonable, such factors involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These factors include,without limitation:

•	economic, political and legislative factors that could impact defense spending;
•	continued production of the Hellfire II missile system for which we supply parts;
•	loss of key customers and our relatively concentrated customer base;
•	risks in fulfilling military subcontracts;
•	our ability to finance operations;
•	our ongoing analysis of the effect on our financial position and results of operations from recently enacted and potential changes in tax law;
•	our ability to adequately pass through to customers unanticipated future increases in raw material and labor costs;
•	delays in developing new products;
•	markets for new products and the cost of developing new markets;
•	expected orders that do not occur;
•	our ability to adequately protect and safeguard our network infrastructure from cyber security vulnerabilities;
•	our on-going ability to satisfy our debt covenant requirements;
•	our ability to generate sufficient taxable income to realize the amount of our deferred tax assets; and
•	the impact of competition and price erosion as well as supply and manufacturing constraints;

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

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Torotel, Inc. ("Torotel") conducts substantially all of its business primarily through its wholly owned subsidiary, Torotel Products, Inc. ("Torotel Products"). The terms “we,” “us,” “our,” and the “Company” as used herein include Torotel and all of its subsidiaries, including Torotel Products, unless the context otherwise requires. Torotel specializes in the custom design and manufacture of a wide variety of precision magnetic components consisting of transformers, inductors, reactors, chokes, toroidal coils, high voltage transformers, dry-type transformers and electro-mechanical assemblies for use in military, commercial aerospace and industrial electronic applications. These products are used to modify and control electrical voltages and currents in electronic devices. Torotel sells these products to original equipment manufacturers, which use them in applications such as:

•	aircraft navigational equipment;
•	digital control devices;
•	airport runway lighting devices;
•	medical equipment;
•	avionics systems;
•	radar systems;
•	down-hole drilling;
•	conventional missile guidance systems; and
•	other aerospace and defense applications.

Torotel markets its components primarily through an internal sales force and independent manufacturers’ representatives paid on a commission basis.  These commissions are earned when a product is sold and/or shipped to a customer within the representative’s assigned territory.  Torotel also utilizes its engineering department in its direct sales efforts for the purpose of expanding its reach into new markets and/or customers.

The industry mix of the customers that accounted for Torotel’s net sales for the first three months of the fiscal year ending April 30, 2019 (“fiscal year 2019”) was 51% defense, 39% commercial aerospace, and 10% industrial compared to 50% defense, 39% commercial aerospace, and 11% industrial for the same period in the fiscal year ending April 30, 2018 (“fiscal year 2018”).  Approximately 92% of Torotel’s sales during the first three months of fiscal year 2019 have been derived from domestic customers.

Torotel is an approved source for magnetic components used in numerous military and commercial aerospace systems, which means Torotel is automatically solicited for any procurement needs for such applications.  The magnetic components manufactured by Torotel are sold primarily in the United States, and most sales are awarded on a competitive bid basis.  The markets in which Torotel competes are highly competitive.  A substantial number of companies sell components of the type manufactured and sold by Torotel.  In addition, Torotel sells to a number of customers who have the capability of manufacturing their own electronic components.  The principal methods of competition for electronic products in the markets served by Torotel include, among other factors, price, on-time delivery performance, lead times, customized product engineering and technical support, marketing capabilities, quality assurance, manufacturing efficiency, and existing relationships with customers’ engineers.  While we believe magnetic components are generally not susceptible to rapid technological change, Torotel’s sales, which do not represent a significant share of the industry’s market, are susceptible to decline given the competitive nature of the market.

Business and Industry Considerations

Defense Markets

During the first three months of fiscal years 2019 and 2018, the amount of consolidated revenues derived from contracts with prime contractors of the U.S. Department of Defense (“DoD”) was approximately  51%  and 50%

respectively. As a result, our financial results in any period could be impacted substantially by spending cuts or increases in the DoD budget and the funds appropriated for certain military programs.

Despite ongoing uncertainty associated with the DoD budget, we believe our overall defense business outlook remains favorable due to the present demand for the potted coil assembly and other existing orders from major defense contractors. As of July 31,  2018, our consolidated order backlog for the defense market was nearly $7.0 million, which included $2.6 million for the potted coil assembly.

Commercial Aerospace and Industrial Markets

We provide magnetic components and electro-mechanical assemblies for a variety of applications in the commercial aerospace and industrial markets. The primary demand drivers for these markets include commercial aircraft orders, oil and gas drilling exploration activity, and general economic growth. While domestic economic growth remains positive, the above demand drivers could be impacted by short-term changes in the economy such as spikes or declines in the price of oil, war, terrorism, or changes in regulation. Other threats to our anticipated positive near-term and long-term market outlook include delays on the development and production of new commercial aircraft and competition from international suppliers. As of July 31,  2018, our consolidated order backlog for the aerospace and industrial markets was $2.7 million. However, a material portion of our business has been converted to long-term agreements. Approximately $310,000 of revenue in the quarter ended July 31, 2018 was not on our backlog as of April 30, 2018.

Business Outlook

Our non-headcoil backlog as of July 31, 2018 as compared to July 31, 2017 increased from $3.9 million to $7.1 million, an 82% increase. This was due primarily to an increase in magnetics and assembly orders.  We anticipate that net sales for fiscal year 2019 will improve from net sales for fiscal year 2018. This is primarily due to the timing of newer program revenue that is projected to ship in fiscal year 2019.

Consolidated Results of Operations

The following management comments regarding Torotel’s results of operations and outlook should be read in conjunction with the Consolidated Condensed Financial Statements and Notes to the Consolidated Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report.

This discussion and analysis of the results of operations include the operations of Torotel and its subsidiary Torotel Products as of July 31, 2018.

Net Sales

	Three Months Ended
	July 31, 2018	July 31, 2017
Magnetic components	$2,157,000	$2,145,000
Potted coil assembly	1,279,000	1,369,000
Electro-mechanical assemblies	757,000	997,000
Large transformers	280,000	18,000
Total	$4,473,000	$4,529,000

Consolidated net sales in the three and nine months ended July 31,  2018 decreased 1% or $56,000 compared to the three months ended July 31, 2017.    Consolidated net sales decreased primarily because of  customer driven delays in shipment volume.

Gross Profit

	Three Months Ended
	July 31, 2018	July 31, 2017
Gross profit	$1,479,000	$1,256,000
Gross profit % of net sales	33%	28%

Consolidated gross profit increased in the three months ended July 31,  2018 by 18% or $223,000 compared to the three months ended July 31, 2017.  Consolidated gross profit of Torotel increased primarily due to increased direct labor efficiencies during the first quarter of fiscal year 2019, as well as a change in product mix.

Operating Expenses

	Three Months Ended
	July 31, 2018	July 31, 2017
Engineering	$302,000	$266,000
Selling, general and administrative	1,211,000	1,286,000
Total	$1,513,000	$1,552,000

Engineering expenses increased 14%, or $36,000 in the three months ended July 31,  2018 compared to the three months ended July 31, 2017.  The increase primarily resulted from an increase in engineering headcount.

Selling, general and administrative expenses decreased 6%, or $74,000 in the three months ended July 31,  2018 compared to the three months ended July 31, 2017.  The decrease resulted primarily from a decrease in consulting and professional fees, as well as a decrease in building repair and maintenance costs.

Earnings (loss) from Operations

	Three Months Ended
	July 31, 2018	July 31, 2017
Torotel Products	$104,000	$(142,000)
Torotel	(138,000)	(154,000)
Total	$(34,000)	$(296,000)

For the reasons discussed under each of the Gross Profit, and Operating Expenses headings above, consolidated loss from operations decreased by 89%, or $262,000 for the three months ended July 31,  2018 when compared to the three months ended July 31, 2017.

Other Earnings Items

	Three Months Ended
	July 31, 2018	July 31, 2017
Loss from operations	$(34,000)	$(296,000)
Interest expense	24,000	11,000
Loss before income taxes	(58,000)	(307,000)
Credit for income taxes	(15,000)	(114,000)
Net Loss	$(43,000)	$(193,000)

We anticipate that our effective income tax rate for fiscal year 2019 will be 26.0%. The effective tax rate was 39.4% for the same period in the prior year. For additional discussion related to Income Taxes, see Note 5 of Notes to the Consolidated Financial Statements.

Financial Condition and Liquidity

Cash generated by operations together with the borrowing under our lines of credit are our primary sources of liquidity. The following table highlights the sources of liquidity available to us as of July 31,  2018 and 2017.

	2018	2017
Cash	$221,000	$712,000
Amount available under our building line of credit	35,000	35,000
Amount available under our equipment loan	436,000	355,000
Amount available under our working capital line of credit	100,000	500,000
Total funds available	$792,000	$1,602,000

Operating Activities

The following table compares net cash used in and provided by operating activities during the three months ended July 31, 2018 compared to the three months ended July 31, 2017.

	2018	2017
Net cash provided (used) in operating activities	$(258,000)	$454,000

Net cash used in operating activities increased $712,000 during the three months ended July 31, 2018 versus the comparable period of the 2018 fiscal year primarily due to increases in inventory purchases and accounts receivable as well as decreases in accounts payable and customer deposits.

Investing Activities

	2018	2017
Net cash used in investing activities	$(50,000)	$(7,000)

The increase of $43,000 in net cash used in investing activities during the three months ended July 31, 2018 compared to the comparable period of fiscal year 2018 was due to higher capital expenditures.  Capital expenditures during the three months ended July 31, 2018 were primarily related to the purchase of design engineering software.  We expect capital expenditure spending to rise moderately during the remainder of fiscal year 2019 which is consistent with the anticipated needs of our business.

Financing Activities

	2018	2017
Net cash used in financing activities	$(46,000)	$(33,000)

The change of $13,000 for the three month period of fiscal year 2019 from the comparable period in fiscal year 2018 is due primarily to payments made on capital lease obligations.

Capital Resources

We believe that the projected cash flow from operations, combined with existing cash balances and available borrowings under our existing financing arrangements to supplement our working capital needs, will be sufficient to meet our anticipated funding requirements for the foreseeable future, based on historical levels. As of July 31, 2018,  we had $750,000 drawn on the $850,000 working capital line of credit. During fiscal year 2017, we entered into a $500,000 building revolving line of credit with $465,000 drawn down as of July 31, 2018.   As of July 31, 2018  our total borrowing

capacity is approximately $571,000 under our existing financing arrangements, plus $221,000 of cash on hand. Torotel Products is required to comply with specified financial covenants of the financing agreement with Commerce Bank.  As of July 31, 2018, Torotel Products was not in compliance with the covenants in such financing agreement that require (1) a ratio of EBITDA (as defined in the financing agreement) to fixed charge coverage (as defined in the financing agreement) in excess of 1.100 to 1.000 and (2) that Torotel maintain a minimum Tangible Net Worth (as defined in the financing agreement) of not less than $4,500,000.  A waiver for non-compliance with this covenant was received from Commerce Bank for the period ending July 31, 2018.

Our building revolving line of credit and the promissory note upon which we have borrowed funds under our working capital line of credit described in Note 4 of the Consolidated Financial Statements are scheduled to mature on October 20, 2018. If our property located at 620 N. Lindenwood Drive in Olathe, Kansas is not sold prior to the maturity date of our building revolving line of credit, we expect to refinance this line of credit prior to the maturity date. Torotel serves as an additional guarantor to all notes and Commerce Bank financing arrangements under which Torotel Products is the borrower.

We believe that inflation will have only a minimal effect on future operations since such effects are expected to be offset by sales price increases, which are not expected to have a significant effect upon demand.

Critical Accounting Policies

We discuss our critical accounting policies and estimates in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K/A for the year ended April 30, 2018 filed with the SEC on July 12, 2018. We have made no significant change in our critical accounting policies since April 30, 2018.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Torotel’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Torotel’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.  Effective May 1, 2018, we adopted Accounting Standards Codification 606, Revenue from Contracts with Customers.  As part of the adoption and evaluation, we implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that Torotel’s disclosure controls and procedures are effective as of the end of the period covered by this report.

Changes in Internal Control

There were no significant changes in Torotel’s internal control over financial reporting or in other factors that in management’s estimates have materially affected, or are reasonably likely to materially affect, Torotel’s internal control over financial reporting during the fiscal quarter covered by this Quarterly Report on Form 10-Q.

PART II.   OTHER INFORMATION

Item 6.   Exhibits

a)  Exhibits

Exhibit 3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of Form 8-K filed with the SEC on September 25, 2009)
Exhibit 3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 of Form 10-Q filed with the SEC on March 13, 2018)
Exhibit 31.1*	Officer Certification
Exhibit 31.2*	Officer Certification
Exhibit 32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Torotel, Inc.
September 14, 2018	/s/ Heath C. Hancock
Date	Heath C. Hancock
Chief Financial Officer
Principal Financial Officer