Form 10-Q
period 2018-10-31
TOROTEL INC
filed 2018-12-13
CIK 98752

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31,  2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ◻	Smaller reporting company ☒	Emerging growth company ◻

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

As of December  13, 2018, there were 5,995,750 shares of Common Stock, $0.01 par value, outstanding.

TOROTEL, INC. AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	October 31, 2018	April 30, 2018
ASSETS
Current assets:
Cash	$147,000	$575,000
Trade receivables, net	2,158,000	2,193,000
Inventories	3,289,000	2,362,000
Prepaid expenses	245,000	238,000
Contract assets	365,000	—
Property held for sale	694,000	694,000
	6,898,000	6,062,000

Buildings and improvements	1,114,000	616,000
Equipment	4,008,000	3,951,000
	5,122,000	4,567,000
Less accumulated depreciation	3,878,000	3,235,000
Property, plant and equipment, net	1,244,000	1,332,000

Deferred income taxes	68,000	68,000
Other assets	153,000	209,000

Total Assets	$8,363,000	$7,671,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$925,000	$1,706,000
Trade accounts payable	1,594,000	1,045,000
Accrued liabilities	1,077,000	817,000
Contract liabilities	27,000	219,000
	3,623,000	3,787,000
Long-term debt, less current maturities	841,000	130,000
Stockholders' equity:
Common stock; par value $0.01; 6,000,000 shares authorized; 5,995,750 shares issued and outstanding	60,000	60,000
Capital in excess of par value	12,491,000	12,437,000
Accumulated deficit	(8,652,000)	(8,743,000)
	3,899,000	3,754,000

Total Liabilities and Stockholders' Equity	$8,363,000	$7,671,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	October 31, 2018	October 31, 2017	October 31, 2018	October 31, 2017
Net sales	$4,874,000	$4,684,000	$9,347,000	$9,214,000
Cost of goods sold	3,200,000	3,322,000	6,194,000	6,596,000
Gross profit	1,674,000	1,362,000	3,153,000	2,618,000
Operating expenses:
Engineering	313,000	273,000	615,000	539,000
Selling, general and administrative	1,290,000	1,358,000	2,501,000	2,644,000
	1,603,000	1,631,000	3,116,000	3,183,000
Income (loss) from operations	71,000	(269,000)	37,000	(565,000)
Other expense:
Interest expense, net	24,000	13,000	48,000	25,000
Income (loss) before income tax expense (benefit)	47,000	(282,000)	(11,000)	(590,000)
Income tax expense (benefit)	15,000	(111,000)	—	(226,000)
Net income (loss)	$32,000	$(171,000)	$(11,000)	$(364,000)
Basic income (loss) per share	$0.01	$(0.03)	$(0.00)	$(0.07)

The accompanying notes are an integral part of these statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	October 31, 2018	October 31, 2017
Cash flows from operating activities:
Net loss	$(11,000)	$(364,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation cost amortized	54,000	54,000
Depreciation	169,000	149,000
Deferred income taxes	—	(226,000)
Changes in operating assets and liabilities:
Trade receivables	35,000	(115,000)
Inventories	(927,000)	(202,000)
Prepaid expenses and other assets	49,000	54,000
Trade accounts payable	549,000	(201,000)
Accrued liabilities	260,000	200,000
Contract assets and liabilities	(455,000)	(22,000)
Net cash used in operating activities	(277,000)	(673,000)
Cash flows from investing activities:
Capital expenditures	(81,000)	(51,000)
Net cash used in investing activities	(81,000)	(51,000)
Cash flows from financing activities:
Principal payments on long-term debt	(1,625,000)	(66,000)
Payments on capital lease obligations	(85,000)	(11,000)
Proceeds from long-term debt	815,000	—
Proceeds from line of credit	825,000	750,000
Net cash provided by (used in) financing activities	(70,000)	673,000
Net decrease in cash	(428,000)	(51,000)
Cash, beginning of period	575,000	298,000
Cash, end of period	$147,000	$247,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$44,626	$25,000
Non-cash investing and financing activities:
Equipment financed with proceeds from capital lease	$—	$225,000

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The consolidated condensed balance sheet as of October 31, 2018, which has been derived from the audited financial statements of Torotel, Inc. ("Torotel" or the “Company”), is accompanied by the unaudited interim consolidated condensed financial statements, which reflect the normal recurring adjustments that in the opinion of management are necessary to present fairly Torotel’s consolidated financial position at October 31, 2018, and the consolidated results of operations and cash flows for the three and six months ended October 31, 2018, and 2017, respectively.

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

In accordance with the new revenue recognition requirements relative to the revenue recognition requirements under ASC 605, the disclosure of the impact of adoption on our consolidated condensed balance sheet, consolidated condensed statement of operations, and consolidated condensed statement of cash flows as of and for the six months ended October 31, 2018 was as follows:

		Balances Without Adoption
		of ASC 606	Effect of Change
	As Reported	as of October 31, 2018	Higher/(Lower)
Balance Sheet
Assets
Contract assets	$365,000	$—	$365,000

Our contract liabilities, previously reported as customer deposits, represent customer prepayments and are recognized in the same manner under both ASC 606 and ASC 605.  Therefore, contract liabilities are not included in the adoption table above.

	Three Months Ended
		Balances Without Adoption
		of ASC 606	Effect of Change
	As Reported	October 31, 2018	Higher/(Lower)
Statement of Operations
Net sales	4,874,000	4,406,000	468,000
Cost of goods sold	3,200,000	2,995,000	205,000
Gross profit	1,674,000	1,411,000	263,000
Income (loss) from operations	71,000	(192,000)	263,000
Income (loss) before benefit for income taxes	47,000	(216,000)	263,000
Benefit for income taxes	15,000	15,000	—
Net income (loss)	32,000	(231,000)	263,000

	Six Months Ended
		Balances Without Adoption
		of ASC 606	Effect of Change
	As Reported	October 31, 2018	Higher/(Lower)
Statement of Operations
Net sales	9,347,000	8,879,000	468,000
Cost of goods sold	6,194,000	5,989,000	205,000
Gross profit	3,153,000	2,890,000	263,000
Income (loss) from operations	37,000	(226,000)	263,000
Loss before benefit for income taxes	(11,000)	(274,000)	263,000
Income tax expense	—	—	—
Net loss	(11,000)	(274,000)	263,000

Statement of Cash Flows
Net loss	(11,000)	(274,000)	263,000
Contract assets and liabilities	(455,000)	(192,000)	(263,000)
Net cash provided (used) in operating activities	(277,000)	(277,000)	—

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

NOTE 3—INVENTORIES

The following table summarizes the components of inventories:

	October 31, 2018	April 30, 2018
Raw materials	$1,800,000	$1,278,000
Work in process	1,023,000	635,000
Finished goods	466,000	449,000
	$3,289,000	$2,362,000

NOTE 4—FINANCING AGREEMENTS

Torotel Products had a financing agreement (the “previous financing agreement”) with Commerce Bank, N.A. that provided for a revolving line of credit, a guidance line of credit, and a real estate term loan. Torotel was the guarantor to all promissory notes under the previous financing agreement.  On October 19, 2018, the debt that was outstanding under the previous financing agreement was fully repaid and extinguished, with an aggregate payoff amount of approximately $1,625,000 and an immaterial early prepayment fee.

On October 19, 2018, Torotel entered into three new business loan agreements (the “financing agreements”) with Cornerstone Bank (the “Bank”).  The financing agreements provide for an asset-backed revolving line of credit, a guidance line of credit, and a real estate term loan.  A summary of the notes issued under the financing agreements is provided below:

	October 31, 2018	April 30, 2018
6.00% asset-based line of credit with a maturity date of October 19, 2019	$781,000	$-
6.00% guidance line of credit with a maturity date of October 19, 2019	54,000	-
5.35% mortgage note payable in monthly installments of $5,573, including interest, with final payment of $690,829 due October 19, 2023	806,000
Capital lease obligations (see Note 11)	125,000	170,000
4.05% mortgage note payable in monthly installments of $4,873, including interest, with final payment of $349,000 due January 27, 2019	-	373,000
4.00% working capital line of credit with a maturity date of October 20, 2018	-	751,000
4.00% building line of credit with a maturity date of October 20, 2018	-	465,000
Borrowings under an equipment financing line of credit:
4.75% note payable in monthly installments of $2,269, including interest, with final payment made on May 27, 2018	-	2,000
4.05% note payable in monthly installments of $3,680, including interest, with final payment due January 10, 2020	-	75,000
Total long-term debt	1,766,000	1,836,000
Less current installments	925,000	1,706,000
Long-term debt, excluding current installments	$841,000	$130,000

The asset-based revolving line of credit is intended to be used for working capital purposes and has a capacity of $1,000,000.  The asset-based revolving line of credit is renewable annually upon mutual agreement of Torotel and the Bank. The associated interest rate is equal to the greater of the floating Cornerstone Bank Corporate Base Rate (currently 6%) or a floor of 5% (as listed above).  Monthly repayments of interest only are required under the asset-based revolving line of credit promissory note with the principal due at maturity.  The borrowing base of the revolving line of credit is limited to 80% of eligible accounts receivable, plus 50% of eligible inventory, plus 80% of eligible equipment.  This asset-based revolving line of credit is cross collateralized and cross defaulted with all other financing agreements of Torotel with the Bank and is secured by a first lien on all business assets of Torotel pursuant to the Commercial Security Agreement. Under the revolving line of credit, if the aggregate principal amount of the outstanding advances exceeds the applicable borrowing base, Torotel must pay the Bank an amount equal to the difference between the outstanding principal balance of the revolving line of credit and the borrowing base.

The equipment note is a guidance line of credit to be used for equipment purchases and has a capacity of $250,000 with a 12-month term that is renewable annually upon mutual agreement of Torotel and the Bank. Monthly repayments of interest are required, with principal due at maturity.  The associated advance rate is equal to the greater of the floating Cornerstone Bank Corporate Base Rate (currently 6%) or a floor of 5% (as listed above). Monthly repayments of interest only are required, with the principal due at maturity.  This note is cross collateralized and cross defaulted with all other financing agreements of Torotel and is secured by a purchase money security interest in the assets purchased as well as a first lien on all business assets of Torotel.  Upon execution of the agreement, Torotel received initial advances of $54,000 under the guidance line of credit.

The real estate term loan is in the principal amount of $815,000 and contains a 5-year with a 20-year amortization period, with the balance at maturity on October 19, 2023.  The associated interest rate is fixed at 5.35%.  Monthly repayments of approximately $5,573, consisting of both interest and principal, are required.  The final payment of approximately $690,829 is due on the maturity date.  This real estate term loan is cross collateralized and cross defaulted with the other financing agreements.  Pursuant to a Commercial Security Agreement dated October 19, 2018, between Torotel and the Bank (the “Commercial Security Agreement”), which was entered into in connection with the financing agreements, the real estate term loan is secured by a first lien priority real estate mortgage on the property located at 620 North Lindenwood Drive in Olathe, Kansas.

The financing agreements contain customary representations, warranties, and covenants of Torotel for the benefit of the Bank, as well as customary default provisions.  Other than the borrowing base limitations under the asset-based revolving line of credit, none of the financing agreements requires Torotel to comply with any financial covenants.  Prepayments are allowed without penalty under all of the financing agreements.

Irrevocable Standby Letter of Credit

Under the terms of a lease amendment for its manufacturing facility located in Olathe, Kansas (see Note 11), Torotel provided the landlord an irrevocable standby letter of credit in the original amount of $300,000 as additional security. The balance under the letter of credit will automatically reduce in accordance with the below schedule if not drawn upon:

Date of Reduction	Amount of Reduction	Balance of Letter of Credit
January 1, 2020	$75,000	$225,000
January 1, 2021	75,000	150,000
January 1, 2022	75,000	75,000
January 1, 2023	75,000	-

NOTE 5—INCOME TAXES

As of October 31,  2018, the federal tax returns for the fiscal years ended 2016 through 2018 are open to audit until the statute of limitations closes for the years in which our net operating losses are utilized. We would recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense. As of October 31, 2018, we recorded no accrued interest or penalties related to uncertain tax positions. We expect no significant change in the amount of unrecognized tax benefit, accrued interest or penalties within the next twelve months.

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

Stock Compensation Costs and Restricted Stock Activity

Total stock compensation cost for the six months ended October 31, 2018 and 2017 was $54,000 and $54,000, respectively.

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

The basic earnings per common share were computed as follows:

	Three Months Ended		Six Months Ended
	October 31, 2018	October 31, 2017	October 31, 2018	October 31, 2017
Net earnings (loss)	$32,000	$(171,000)	$(11,000)	$(364,000)
Amounts allocated to participating securities (nonvested restricted shares)	(2,000)	—	—	—
Net income (loss) attributable to common shareholders	$30,000	$(171,000)	$(11,000)	$(364,000)
Basic weighted average common shares	5,265,750	5,265,750	5,265,750	5,265,750
Earnings (loss) per share attributable to common shareholders:
Basic earnings (loss) per share	$0.01	$(0.03)	$(0.00)	$(0.07)

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

	October 31, 2018	April 30, 2018
Contract assets	$365,000	$—
Contract liabilities	$27,000	$219,000

Contract assets increased $365,000 between April 30, 2018 and October 31, 2018 due to the adoption of the new revenue standard, and relates to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations for which we have not yet billed.

Contract liabilities decreased $192,000 between April 30, 2018 and October 31, 2018 due to the recognition of revenue on advance payments exceeding additional advance payment receipts.

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

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Torotel is obligated under several capital leases for the lease of various information technology equipment that expire at various dates during the next three years.  All of these leases are non-cancellable and are presented in the accompanying consolidated financial statements as long-term debt.  At October 31, 2018 and April 30, 2018, the gross amount of equipment under capital lease was $225,000.  Related accumulated depreciation recorded under capital lease were $54,000 and $48,000, respectively.

Amortization of assets held under capital lease is included with depreciation expense.

On August 30, 2017, Torotel entered into a Third Amendment (“Amendment”) to the lease for its manufacturing facility located in Olathe, Kansas. The Amendment reconfigured the Suite 520 entry design, and granted Torotel a $37,500 lump sum net base rent abatement, applied at $18,750 per month from September 1, 2017 through October 31, 2017.  The Amendment also reduced the current letter of credit requirement from $350,000 to $300,000.  The Amendment did not change the term of the lease, which continues through December 31, 2026 (subject to early termination options and two separate options to extend the lease term for additional five year periods).

Future minimum lease payments on the amended operating lease and future minimum capital lease payments as of October 31, 2018 are as follows:

	Capital	Operating
Fiscal Years Ending April 30,	Leases	Leases
2019	$30,000	$212,000
2020	75,000	415,000
2021	27,000	410,000
2022	—	430,000
2023	—	442,000
2024	—	452,000
2025	—	456,000
2026	—	467,000
2027	—	350,000
	132,000	3,634,000
Less: Amounts representing interest	(7,000)	—
Total	$125,000	$3,634,000

Forward-Looking Information

This report, as well as our other reports filed with or furnished to the Securities and Exchange Commission (the “SEC”), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast,” “may,” “should,” “predict,” and similar expressions are intended to identify forward-looking statements. Statements regarding expectations, including performance assumptions and estimates relating to capital requirements, as well as other statements that are not historical facts, are forward-looking statements. This report contains forward-looking statements regarding, among other topics, our expected financial position, results of operations, cash flows, strategy, budgets and management's plans and objectives. Accordingly, these forward-looking statements are based on management’s judgments based on currently available information and assumptions about a number of important factors. While we believe that our assumptions about such factors are reasonable, such factors involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These factors include,without limitation:

•	economic, political and legislative factors that could impact defense spending;
•	continued production of the Hellfire II missile system for which we supply parts;
•	loss of key customers and our relatively concentrated customer base;
•	risks in fulfilling military subcontracts;
•	our ability to finance operations;
•	our ongoing analysis of the effect on our financial position and results of operations from changes in tax law;
•	our ability to adequately pass through to customers unanticipated future increases in raw material and labor costs;
•	delays in developing new products;
•	markets for new products and the cost of developing new markets;
•	expected orders that do not occur;
•	our ability to adequately protect and safeguard our network infrastructure from cyber security vulnerabilities;
•	our on-going ability to satisfy our debt covenant requirements;
•	our ability to generate sufficient taxable income to realize the amount of our deferred tax assets; and
•	the impact of competition and price erosion as well as supply and manufacturing constraints;

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

The industry mix of the customers that accounted for Torotel’s net sales for the first six months of the fiscal year ending April 30, 2019 (“fiscal year 2019”) was 44% defense, 51% commercial aerospace, and 5% industrial compared to 52% defense, 37% commercial aerospace, and 11% industrial for the same period in the fiscal year ending April 30, 2018 (“fiscal year 2018”).  Approximately 93% of Torotel’s sales during the first six months of fiscal year 2019 have been derived from domestic customers.

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

Business and Industry Considerations

Defense Markets

During the first six months of fiscal years 2019 and 2018, the amount of consolidated revenues derived from contracts with prime contractors of the U.S. Department of Defense (“DoD”) was approximately 44%  and 52%

respectively. As a result, our financial results in any period could be impacted substantially by spending cuts or increases in the DoD budget and the funds appropriated for certain military programs.

Despite ongoing uncertainty associated with the DoD budget, we believe our overall defense business outlook remains favorable due to the present demand for the potted coil assembly and other existing orders from major defense contractors. As of October 31,  2018, our consolidated order backlog for the defense market was nearly $14.2 million, which included $7.2 million for the potted coil assembly.

Commercial Aerospace and Industrial Markets

We provide magnetic components and electro-mechanical assemblies for a variety of applications in the commercial aerospace and industrial markets. The primary demand drivers for these markets include commercial aircraft orders, oil and gas drilling exploration activity, and general economic growth. While domestic economic growth remains positive, the above demand drivers could be impacted by short-term changes in the economy such as spikes or declines in the price of oil, war, terrorism, or changes in regulation. Other threats to our anticipated positive near-term and long-term market outlook include delays on the development and production of new commercial aircraft and competition from international suppliers. As of October 31,  2018, our consolidated order backlog for the aerospace and industrial markets was $3.1 million. However, a material portion of our business has been converted to long-term agreements. Approximately $310,000 of revenue in the quarter ended October 31, 2018 was not on our backlog as of April 30, 2018.

Business Outlook

Our non-headcoil backlog as of October 31, 2018 as compared to October 31, 2017 increased from $3.6 million to $10.1 million, an 181% increase. This was due primarily to an increase in magnetics and assembly orders.  We anticipate that net sales for fiscal year 2019 will improve from net sales for fiscal year 2018. This is primarily due to the timing of newer program revenue that is projected to ship in fiscal year 2019.

Consolidated Results of Operations

The following management comments regarding Torotel’s results of operations and outlook should be read in conjunction with the Consolidated Condensed Financial Statements and Notes to the Consolidated Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report.

This discussion and analysis of the results of operations include the operations of Torotel and its subsidiary Torotel Products as of October 31, 2018.

Net Sales

	Three Months Ended		Six Months Ended
	October 31, 2018	October 31, 2017	October 31, 2018	October 31, 2017
Magnetic components	$2,386,000	$2,499,000	$4,543,000	$4,643,000
Potted coil assembly	1,586,000	1,443,000	2,865,000	2,813,000
Electro-mechanical assemblies	902,000	696,000	1,659,000	1,693,000
Large transformers	—	46,000	280,000	65,000
Total	$4,874,000	$4,684,000	$9,347,000	$9,214,000

Consolidated net sales in the three and six months ended October 31,  2018 increased 4% or $190,000 and 1% or $133,000, respectively compared to the three and six months ended October 31, 2017.    Consolidated net sales increased primarily because of  increased demand in the potted coil assembly combined with an increase in the demand for the large transformers in the first quarter and electro-mechanical assemblies in the second quarter of fiscal year 2019.

Gross Profit

	Three Months Ended		Six Months Ended
	October 31, 2018	October 31, 2017	October 31, 2018	October 31, 2017
Gross profit	$1,674,000	$1,362,000	$3,153,000	$2,618,000
Gross profit % of net sales	34%	29%	34%	28%

Consolidated gross profit increased by 23% or $312,000 and increased by 20% or $535,000, in the three and six months ended October 31,  2018 compared to the three and six months ended October 31, 2017.  Consolidated gross profit of Torotel increased primarily due to increased direct labor efficiencies during the first quarter of fiscal year 2019 coupled with lower costs associated with material in the second quarter of fiscal year 2019.

Operating Expenses

	Three Months Ended		Six Months Ended
	October 31, 2018	October 31, 2017	October 31, 2018	October 31, 2017
Engineering	$313,000	$273,000	$615,000	$539,000
Selling, general and administrative	1,290,000	1,358,000	2,501,000	2,644,000
Total	$1,603,000	$1,631,000	$3,116,000	$3,183,000

Engineering expenses increased 15%, or $40,000 and 14%, or $76,000 in the three and six months ended October 31,  2018 compared to the three and six months ended October 31, 2017.  The increase primarily resulted from an increase in salaries and wages.

Selling, general and administrative expenses decreased 5%, or $68,000 and 5%, or $143,000 in the three and six months ended October 31,  2018 compared to the three and six months ended October 31, 2017.  The decrease resulted primarily from a decrease in advertising expenses, as well as a decrease in building repair and maintenance costs.

Earnings (loss) from Operations

	Three Months Ended		Six Months Ended
	October 31, 2018	October 31, 2017	October 31, 2018	October 31, 2017
Torotel Products	$259,000	$(118,000)	$363,000	$(260,000)
Torotel	(188,000)	(151,000)	(326,000)	(305,000)
Total	$71,000	$(269,000)	$37,000	$(565,000)

For the reasons discussed under each of the Gross Profit, and Operating Expenses headings above, consolidated earnings (loss) from operations decreased by 126%, or $340,000 and 107%, or $602,000 for the three and six months ended October 31,  2018 when compared to the three and six months ended October 31, 2017.

Other Earnings Items

	Three Months Ended		Six Months Ended
	October 31, 2018	October 31, 2017	October 31, 2018	October 31, 2017
Earnings (loss) from operations	$71,000	$(269,000)	$37,000	$(565,000)
Interest expense	24,000	13,000	48,000	25,000
Earnings (loss) before income taxes	47,000	(282,000)	(11,000)	(590,000)
Income tax expense (benefit)	15,000	(111,000)	—	(226,000)
Net earnings (loss)	$32,000	$(171,000)	$(11,000)	$(364,000)

We anticipate that our effective income tax rate for fiscal year 2019 will be 26.0%. However, the year-to-date effective income tax rate as of October 31, 2018 was 0.0% as a result of the year-to-date net loss.  The effective tax rate was 39.4% for the same period in the prior year. For additional discussion related to Income Taxes, see Note 5 of Notes to the Consolidated Financial Statements.

Financial Condition and Liquidity

Cash generated by operations together with the borrowing under our lines of credit are our primary sources of liquidity. The following table highlights the sources of liquidity available to us as of October 31,  2018 compared to October 31, 2017.

	2018	2017
Cash	$147,000	$247,000
Amount available under our building line of credit	-	35,000
Amount available under our equipment loan	196,000	378,000
Amount available under our working capital line of credit	229,000	500,000
Total funds available	$572,000	$1,160,000

Operating Activities

The following table compares net cash used in operating activities during the three and six months ended October 31, 2018 compared to the three and six months ended October 31, 2017.

	2018	2017
Net cash used in operating activities	$(277,000)	$(673,000)

Net cash used in operating activities decreased $396,000 during the six months ended October 31, 2018 versus the comparable period of the 2018 fiscal year primarily due to increases in accounts payable and decreases in accounts receivable, deferred income taxes, and operating losses.

Investing Activities

	2018	2017
Net cash used in investing activities	$(81,000)	$(51,000)

The increase of $30,000 in net cash used in investing activities during the six months ended October 31, 2018 compared to the comparable period of fiscal year 2018 was due to higher capital expenditures.  Capital expenditures during the six months ended October 31, 2019 were primarily related to the purchase of design engineering software.  We expect capital expenditure spending to rise moderately during the remainder of fiscal year 2019 which is consistent with the anticipated needs of our business.

Financing Activities

	2018	2017
Net cash provided by (used in) financing activities	$(70,000)	$673,000

The change of $743,000 for the six month period of fiscal year 2019 from the comparable period in fiscal year 2018 is due primarily to proceeds from the line of credit in fiscal year 2018.

Capital Resources

We believe that the projected cash flow from operations, combined with existing cash balances and available borrowings under our existing financing arrangements to supplement our working capital needs, will be sufficient to meet our anticipated funding requirements for the foreseeable future, based on historical levels. As of October 31, 2018,  we had $781,000 drawn on the $1,000,000 asset-based revolving line of credit and $54,000 drawn on the $250,000 guidance line of credit.  As of October 31, 2018  our total borrowing capacity is approximately $1,250,000, of which approximately $835,000 has been drawn, under our existing financing arrangements, plus $147,000 of cash on hand.

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
Exhibit 10.1

Business Loan Agreement (asset based revolving line of credit) dated as of October 19, 2018, by and between the Company and the Bank (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the SEC on October 25, 2018)

Exhibit 10.2

Business Loan Agreement (real estate term loan) dated as of October 19, 2018, by and between the Company and the Bank (incorporated by reference to Exhibit 10.2 of Form 8-K filed with the SEC on October 25, 2018)

Exhibit 10.3

Business Loan Agreement (guidance line of credit) dates as of October 19, 2018, by and between the Company and the Bank (incorporated by reference to Exhibit 10.3 of Form 8-K filed with the SEC on October 25, 2018)

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

Torotel, Inc.
December 13, 2018	/s/ Heath C. Hancock
Date	Heath C. Hancock
Chief Financial Officer
Principal Financial Officer