Form 10-Q
period 2019-01-31
TOROTEL INC
filed 2019-03-13
CIK 98752

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31,  2019

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

As of  March  13, 2019, there were 5,995,750 shares of Common Stock, $0.01 par value, outstanding.

TOROTEL, INC. AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	January 31, 2019	April 30, 2018
ASSETS
Current assets:
Cash	$40,000	$575,000
Trade receivables, net	1,451,000	2,193,000
Contract assets	1,003,000	—
Inventories	2,897,000	2,362,000
Prepaid expenses	178,000	238,000
Property held for sale	734,000	694,000
	6,303,000	6,062,000

Leasehold improvements	458,000	616,000
Equipment	4,009,000	3,951,000
	4,467,000	4,567,000
Less accumulated depreciation	3,320,000	3,235,000
Property, plant and equipment, net	1,147,000	1,332,000

Deferred income taxes	68,000	68,000
Other assets	153,000	209,000

Total Assets	$7,671,000	$7,671,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$1,173,000	$1,706,000
Trade accounts payable	1,457,000	1,045,000
Accrued liabilities	670,000	817,000
Customer deposits	25,000	219,000
	3,325,000	3,787,000
Long-term debt, less current maturities	826,000	130,000
Stockholders' equity:
Common stock; par value $0.01; 6,000,000 shares authorized; 5,995,750 shares issued and outstanding	60,000	60,000
Capital in excess of par value	12,518,000	12,437,000
Accumulated deficit	(9,058,000)	(8,743,000)
	3,520,000	3,754,000

Total Liabilities and Stockholders' Equity	$7,671,000	$7,671,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	January 31, 2019	January 31, 2018	January 31, 2019	January 31, 2018
Net sales	$4,750,000	$4,529,000	$14,097,000	$13,742,000
Cost of goods sold	3,680,000	3,091,000	9,874,000	9,686,000
Gross profit	1,070,000	1,438,000	4,223,000	4,056,000
Operating expenses:
Engineering	351,000	267,000	966,000	806,000
Selling, general and administrative	1,089,000	1,140,000	3,590,000	3,783,000
	1,440,000	1,407,000	4,556,000	4,589,000
Income (loss) from operations	(370,000)	31,000	(333,000)	(533,000)
Other expense:
Interest expense, net	36,000	28,000	84,000	53,000
Income (loss) before income tax expense	(406,000)	3,000	(417,000)	(586,000)
Income tax expense	—	310,000	—	85,000
Net loss	$(406,000)	$(307,000)	$(417,000)	$(671,000)
Basic loss per share	$(0.08)	$(0.06)	$(0.08)	$(0.13)

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

					Total
		Common	Excess of	Accumulated	Stockholders'
	Shares	Stock	Par Value	Deficit	Equity
For The Three Months Ended January 31, 2018:
Balance, October 31, 2017	5,995,750	$60,000	$12,383,000	$(7,093,000)	$5,350,000
Stock compensation earned	—	—	27,000	—	27,000
Net loss	—	—	—	(307,000)	(307,000)
Balance, January 31, 2018	5,995,750	60,000	12,410,000	(7,400,000)	5,070,000

For The Nine Months Ended January 31, 2018:
Balance, April 30, 2017	5,995,750	$60,000	$12,329,000	$(6,729,000)	$5,660,000
Stock compensation earned	—	—	81,000	—	81,000
Net loss	—	—	—	(671,000)	(671,000)
Balance, January 31, 2018	5,995,750	60,000	12,410,000	(7,400,000)	5,070,000

For The Three Months Ended January 31, 2019:
Balance, October 31, 2018	5,995,750	$60,000	$12,491,000	$(8,652,000)	$3,899,000
Stock compensation earned	—	—	27,000	—	27,000
Net loss	—	—	—	(406,000)	(406,000)
Balance, January 31, 2019	5,995,750	60,000	12,518,000	(9,058,000)	3,520,000

For The Nine Months Ended January 31, 2019:
Balance, April 30, 2018	5,995,750	$60,000	$12,437,000	$(8,743,000)	$3,754,000
Stock compensation earned	—	—	81,000	—	81,000
Net loss	—	—	—	(417,000)	(417,000)
Cumulative effect of adoption of new accounting principle (see Note 1)	—	—	—	102,000	102,000
Balance, January 31, 2019	5,995,750	60,000	12,518,000	(9,058,000)	3,520,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	January 31, 2019	January 31, 2018
Cash flows from operating activities:
Net loss	$(417,000)	$(671,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation cost amortized	81,000	81,000
Depreciation	253,000	233,000
Deferred income taxes	—	103,000
Changes in operating assets and liabilities:
Trade receivables	742,000	94,000
Contract assets	(901,000)	—
Inventories	(535,000)	(214,000)
Prepaid expenses and other assets	116,000	13,000
Trade accounts payable	412,000	(415,000)
Accrued liabilities	(147,000)	324,000
Customer deposits	(194,000)	(10,000)
Net cash used in operating activities	(590,000)	(462,000)
Cash flows from investing activities:
Capital expenditures	(108,000)	(52,000)
Net cash used in investing activities	(108,000)	(52,000)
Cash flows from financing activities:
Principal payments on long-term debt	(1,671,000)	(99,000)
Payments on capital lease obligations	(53,000)	(26,000)
Payments on line of credit	(1,258,000)	—
Proceeds from long-term debt	859,000	—
Proceeds from line of credit	2,286,000	750,000
Net cash provided by financing activities	163,000	625,000
Net increase (decrease) in cash	(535,000)	111,000
Cash, beginning of period	575,000	298,000
Cash, end of period	$40,000	$409,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$81,298	$53,000
Non-cash investing and financing activities:
Equipment financed with proceeds from capital lease	$—	$225,000

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The consolidated condensed balance sheet as of April 30, 2018, which has been derived from the audited financial statements of Torotel, Inc. ("Torotel" or the “Company”), is accompanied by the unaudited interim consolidated condensed financial statements, which reflect the normal recurring adjustments that in the opinion of management are necessary to present fairly Torotel’s consolidated financial position at January 31,  2019, and the consolidated results of operations and cash flows for the three and nine months ended January 31,  2019, and 2018, respectively.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842),  which replaces or supersedes ASC Topic 840, Leases, and is intended to increase the transparency and comparability of accounting for lease transactions. ASU 2016-02 requires most leases to be recognized on the balance sheet as lessees will need to recognize a right-of-use asset and a lease liability for virtually all leases with a term longer than twelve months. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting remains similar to the current model. Targeted improvements were made to lessor accounting to align, where necessary, with certain changes to the lessee model and the new revenue recognition standard. The ASU will require both quantitative and qualitative disclosures regarding key information about leasing arrangements. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, and the Company expects to adopt the standard on May 1, 2019. The Company plans to elect the optional transition method that applies the new lease requirements through a cumulative-effect adjustment in the period of adoption. Based on the results of our preliminary evaluation, the most significant impact is expected to relate to the recognition of right-of-use assets and lease liabilities on the Company's condensed consolidated balance sheets for long-term operating leases and is expected to be material in the first quarter of fiscal year 2020.  We have implemented a project plan where contracts and assets are being reviewed for identifying leases under the new standard, evaluating the components of the lease, determining the initial recognition of each lease liability and right-of-use asset, and presentation based on the classification of the lease as an operating or finance lease.    The Company's assessment and implementation plan will be ongoing and will include evaluating the impact of this standard on the consolidated financial statements and footnotes.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASC 606). ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition standard also requires disclosures that sufficiently describe the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This ASU was amended by ASU No. 2015-14, issued in August 2015, which deferred the original effective date by one year; the effective date of this ASU is for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017, using one of two retrospective application methods. In addition, the FASB issued other amendments during 2016 to ASC 606, which include implementation guidance to principal versus agent considerations, guidance to identifying performance obligations and licensing guidance and other narrow scope improvements. The Company adopted this new guidance on May 1, 2018 using the modified retrospective application method. As part of the Company's implementation plan for this new standard, the Company assessed the impact of these new standards on its business processes, business and accounting systems, and consolidated financial statements and related disclosures by evaluating the terms and conditions of samples of both standard and non-

standard contracts across the Company's in-scope business segments in light of the new standards. Specifically, the Company recognized the cumulative effect of initially applying the new revenue standard as an increase to the opening balance of retained earnings of $102,000 as of May 1, 2018. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

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

In accordance with the new revenue recognition requirements relative to the revenue recognition requirements under ASC 605, the disclosure of the impact of adoption on our consolidated condensed balance sheet, consolidated condensed statement of operations, and consolidated condensed statement of cash flows as of and for the nine months ended January 31, 2019 was as follows:

		Balances Without Adoption
		of ASC 606	Effect of Change
	As Reported	as of January 31, 2019	Higher/(Lower)
Balance Sheet
Assets
Contract assets	$1,003,000	$—	$1,003,000
Inventories	2,897,000	3,404,000	(507,000)
Accumulated deficit	(9,058,000)	(8,562,000)	(496,000)

	Three Months Ended January 31, 2019
		Balances Without Adoption	Effect of Change
	As Reported	of ASC 606	Higher/(Lower)
Statement of Operations
Net sales	$4,750,000	$4,214,000	$536,000
Cost of goods sold	3,680,000	3,377,000	303,000
Gross profit	1,070,000	837,000	233,000
Loss from operations	(370,000)	(603,000)	233,000
Loss before income tax expense	(406,000)	(639,000)	233,000
Net loss	(406,000)	(639,000)	233,000

	Nine Months Ended January 31, 2019
		Balances Without Adoption	Effect of Change
	As Reported	of ASC 606	Higher/(Lower)
Statement of Operations
Net sales	$14,097,000	$13,094,000	$1,003,000
Cost of goods sold	9,874,000	9,367,000	507,000
Gross profit	4,223,000	3,727,000	496,000
Loss from operations	(333,000)	(829,000)	496,000
Loss before income tax expense	(417,000)	(913,000)	496,000
Net loss	(417,000)	(913,000)	496,000

Statement of Cash Flows
Net loss	$(417,000)	$(913,000)	$496,000
Contract assets	(901,000)	—	(901,000)
Inventories	(535,000)	(1,042,000)	507,000
Net cash used in operating activities	(590,000)	(590,000)	—

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

NOTE 3—INVENTORIES

The following table summarizes the components of inventories:

	January 31, 2019	April 30, 2018
Raw materials	$1,580,000	$1,278,000
Work in process	1,107,000	635,000
Finished goods	210,000	449,000
	$2,897,000	$2,362,000

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

On October 19, 2018, Torotel entered into three new business loan agreements (the “financing agreements”) with Cornerstone Bank (the “Bank”).  The financing agreements provide for an asset-backed revolving line of credit, a guidance line of credit, and a real estate term loan.  A summary of the notes issued under the financing agreements is provided below:

	January 31, 2019	April 30, 2018
6.25% asset-based line of credit with a maturity date of October 19, 2019	$1,028,000	$-
6.25% guidance line of credit with a maturity date of October 19, 2019	54,000	-
5.35% mortgage note payable in monthly installments of $5,573, including interest, with final payment of $690,829 due October 19, 2023	800,000	-
Capital lease obligations (see Note 12)	117,000	170,000
4.05% mortgage note payable in monthly installments of $4,873, including interest, with final payment of $349,000 due January 27, 2019	-	373,000
4.00% working capital line of credit with a maturity date of October 20, 2018	-	751,000
4.00% building line of credit with a maturity date of October 20, 2018	-	465,000
Borrowings under an equipment financing line of credit:
4.75% note payable in monthly installments of $2,269, including interest, with final payment made on May 27, 2018	-	2,000
4.05% note payable in monthly installments of $3,680, including interest, with final payment due January 10, 2020	-	75,000
Total long-term debt	1,999,000	1,836,000
Less current installments	1,173,000	1,706,000
Long-term debt, excluding current installments	$826,000	$130,000

The asset-based revolving line of credit is intended to be used for working capital purposes and has a capacity of $1,250,000.  The asset-based revolving line of credit is renewable annually upon mutual agreement of Torotel and the Bank. The associated interest rate is equal to the greater of the floating Cornerstone Bank Corporate Base Rate (6.25%  as of January 31, 2019) or a floor of 5% (as listed above).  Monthly repayments of interest only are required under the asset-based revolving line of credit promissory note with the principal due at maturity.  The borrowing base of the revolving line of credit is limited to 80% of eligible accounts receivable, plus 50% of eligible inventory, plus 80% of eligible equipment.  This asset-based revolving line of credit is cross collateralized and cross defaulted with all other financing agreements of Torotel with the Bank.  Pursuant to a Commercial Security Agreement dated October 19, 2018, between Torotel and the Bank (the “Commercial Security Agreement”), which was entered into in connection with the financiang agreements, the asset-based revolving line of credit is secured by a first lien on all business assets of Torotel. Under the revolving line of credit, if the aggregate principal amount of the outstanding advances exceeds the applicable borrowing base, Torotel must pay the Bank an amount equal to the difference between the outstanding principal balance of the revolving line of credit and the borrowing base.

The equipment note is a guidance line of credit to be used for equipment purchases and has a capacity of $250,000 with a 12-month term that is renewable annually upon mutual agreement of Torotel and the Bank. Monthly repayments of interest are required, with principal due at maturity.  The associated advance rate is equal to the greater of the floating Cornerstone Bank Corporate Base Rate (currently 6.25%) or a floor of 5% (as listed above). Monthly repayments of interest only are required, with the principal due at maturity.  This note is cross collateralized and cross defaulted with all other financing agreements of Torotel and is secured by a purchase money security interest in the assets purchased as well as a first lien on all business assets of Torotel.  Upon execution of the agreement, Torotel received initial advances of $54,000 under the guidance line of credit.

The real estate term loan is in the principal amount of $815,000 and contains a 5-year term with a 20-year amortization period, with the balance at maturity on October 19, 2023.  The associated interest rate is fixed at 5.35%.  Monthly repayments of approximately $5,573, consisting of both interest and principal, are required.  The final payment of approximately $690,829 is due on the maturity date.  This real estate term loan is cross collateralized and cross defaulted with the other financing agreements.  The real estate term loan is secured by a first lien priority real estate mortgage on the property located at 620 North Lindenwood Drive in Olathe, Kansas pursuant to the Commercial Security Agreement.

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

Irrevocable Standby Letter of Credit

Under the terms of a lease amendment for its manufacturing facility located in Olathe, Kansas (see Note 12), Torotel provided the landlord an irrevocable standby letter of credit in the original amount of $300,000 as additional security. The balance under the letter of credit will automatically reduce in accordance with the below schedule if not drawn upon:

Date of Reduction	Amount of Reduction	Balance of Letter of Credit
January 1, 2020	$75,000	$225,000
January 1, 2021	75,000	150,000
January 1, 2022	75,000	75,000
January 1, 2023	75,000	-

NOTE 5—INCOME TAXES

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to: (1) reducing the maximum U.S. federal corporate tax rate from 35%  to a flat 21% effective for tax years beginning after January 1, 2018; (2) extending bonus depreciation that will allow for full expensing of qualified property; and (3) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized.

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

The Company’s financial statements for the year ended April 30, 2018, reflect certain effects of the Tax Act, which includes a reduction in the corporate tax rate from 34% to 21%, as well as other changes. As a result of the changes to tax laws and tax rates under the Tax Act, the Company incurred incremental income tax expense of $467,000 during the year ended April 30, 2018, which consisted primarily of the remeasurement of deferred tax assets and liabilities from a 34% to a 21% tax rate.

As of January 31, 2019, the federal tax returns for the fiscal years ended 2016 through 2018 are open to audit until the statute of limitations closes for the years in which our net operating losses are utilized. We would recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense. As of January 31, 2019, we recorded no accrued interest or penalties related to uncertain tax positions. We expect no significant change in the amount of unrecognized tax benefit, accrued interest or penalties within the next twelve months.

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

Stock Compensation Costs and Restricted Stock Activity

Total stock compensation cost was $81,000 for each of the nine months ended January 31,  2019 and 2018.

Restricted stock activity for each nine month period through January 31 is summarized as follows:

	2019		2018
	Restricted	Weighted	Restricted	Weighted
	Shares	Average	Shares	Average
	Under	Grant	Under	Grant
	Option	Price	Option	Price
Outstanding at May 1	730,000	$0.740	730,000	$0.740
Granted	—	—	—	—
Forfeited	—	—	—	—
Outstanding at January 31	730,000	$0.740	730,000	$0.740

NOTE 7—STOCKHOLDERS' EQUITY

The shares of common stock outstanding as each nine month period ended as of January 31 are summarized as follows:

	2019	2018
Balance, May 1	5,995,750	5,995,750
Shares released from treasury for restricted stock grants	—	—
Newly issued shares for restricted stock grants	—	—
Shares reverted to treasury for restricted stock forfeitures	—	—
Balance, January 31	5,995,750	5,995,750

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

The basic earnings per common share were computed as follows:

	Three Months Ended		Nine Months Ended
	January 31, 2019	January 31, 2018	January 31, 2019	January 31, 2018
Net loss	$(406,000)	$(307,000)	$(417,000)	$(671,000)
Amounts allocated to participating securities (nonvested restricted shares)	—	—	—	—
Net loss attributable to common shareholders	$(406,000)	$(307,000)	$(417,000)	$(671,000)
Basic weighted average common shares	5,265,750	5,265,750	5,265,750	5,265,750
Loss per share attributable to common shareholders:
Basic loss per share	$(0.08)	$(0.06)	$(0.08)	$(0.13)

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

	January 31, 2019	April 30, 2018
Contract assets	$1,003,000	$—

Contract assets increased $1,003,000 between April 30, 2018 and January 31, 2019 due to the adoption of the new revenue standard, and relates to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations for which we have not yet billed.

NOTE 10 — CUSTOMER DEPOSITS

For certain customers, we collect payment at the time the order is placed.  These deposits are classified as a liability and will be recognized as revenue at the time of shipment in accordance with our revenue recognition policy.  As of January 31, 2019 and April 30, 2018, we had approximately $25,000 and $219,000, respectively, in customer deposits related to these arrangements.

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

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Torotel is obligated under several capital leases for the lease of various information technology equipment that expire at various dates during the next three years.  All of these leases are non-cancellable and are presented in the accompanying consolidated financial statements as long-term debt.  At January 31, 2019 and April 30, 2018, the gross amount of equipment under capital lease was $225,000.  Related accumulated depreciation recorded under capital lease were $65,000 and $48,000, respectively.

Amortization of assets held under capital lease is included with depreciation expense.

On August 30, 2017, Torotel entered into a Third Amendment (“Amendment”) to the lease for its manufacturing facility located in Olathe, Kansas. The Amendment reconfigured the Suite 520 entry design, and granted Torotel a $37,500 lump sum net base rent abatement, applied at $18,750 per month from September 1, 2017 through October 31, 2017.  The Amendment also reduced the letter of credit requirement from $350,000 to $300,000.  The Amendment did not change the term of the lease, which continues through December 31, 2026 (subject to early termination options and two separate options to extend the lease term for additional five year periods).

Future minimum lease payments on the amended operating lease and future minimum capital lease payments as of January 31, 2019 are as follows:

	Capital	Operating
Fiscal Years Ending April 30,	Leases	Leases
2019	$15,000	$110,000
2020	75,000	415,000
2021	27,000	410,000
2022	—	430,000
2023	—	442,000
2024	—	452,000
2025	—	456,000
2026	—	467,000
2027	—	350,000
	117,000	3,532,000
Less: Amounts representing interest	(5,000)	—
Total	$112,000	$3,532,000

NOTE 13 – SUBSEQUENT EVENT

We evaluated events that occurred subsequent to January 31, 2019 and have identified the following subsequent event.

On February 15, 2019, a lease agreement became effective for tenant occupancy of the 23,924 square foot building owned by Torotel.  Monthly installment payments  of $11,500 began to be paid to us on March 1, 2019.  The lease is for a  sixty-two month term with monthly payments escalating periodically from $11,500 to $15,500.  The tenant has the right to elect to purchase the building.  The election to purchase must be made within the lease term or Torotel is permitted to place the building up for public sale.  This event will result in current assets currently classified as property held for sale to be reclassified as noncurrent assets associated with property, plant and equipment.

There have been no other subsequent events that occurred during such period that require disclosure in, or adjustment to, the consolidated financial statements as of and for the quarter and nine months ended January 31, 2019.

N

Forward-Looking Information

This report, as well as our other reports filed with or furnished to the Securities and Exchange Commission (the “SEC”), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast,” “may,” “should,” “predict,” and similar expressions are intended to identify forward-looking statements. Statements regarding expectations, including performance assumptions and estimates relating to capital requirements, as well as other statements that are not historical facts, are forward-looking statements. This report contains forward-looking statements regarding, among other topics, our expected financial position, results of operations, cash flows, strategy, budgets and management's plans and objectives. Accordingly, these forward-looking statements are based on management’s judgments based on currently available information and assumptions about a number of important factors. While we believe that our assumptions about such factors are reasonable, such factors involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These factors include,without limitation:

•	economic, political and legislative factors that could impact defense spending;
•	continued production of the Hellfire II missile system for which we supply parts;
•	loss of key customers and our relatively concentrated customer base;
•	risks in fulfilling military subcontracts;
•	our ability to finance operations;
•	our on-going analysis of the effect on our financial position and results of operations from changes in tax law;
•	our ability to adequately pass through to customers unanticipated future increases in raw material and labor costs;
•	delays in developing new products;
•	markets for new products and the cost of developing new markets;
•	expected orders that do not occur;
•	our ability to adequately protect and safeguard our network infrastructure from cyber security vulnerabilities;
•	our on-going ability to satisfy our debt covenant requirements and debt repayment obligations;
•	our ability to generate sufficient taxable income to realize the amount of our deferred tax assets; and
•	the impact of competition and price erosion as well as supply and manufacturing constraints;

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

The industry mix of the customers that accounted for Torotel’s net sales for the first nine months of the fiscal year ending April 30, 2019 (“fiscal year 2019”) was 47%  defense, 48% commercial aerospace, and 5% industrial compared to 51% defense, 44% commercial aerospace, and 5% industrial for the same period in the fiscal year ending April 30, 2018 (“fiscal year 2018”).  Approximately 91% of Torotel’s sales during the first nine months of fiscal year 2019 have been derived from domestic customers.

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

Business and Industry Considerations

Defense Markets

During the first nine months of fiscal years 2019 and 2018 the amount of consolidated revenues derived from contracts with prime contractors of the U.S. Department of Defense (“DoD”) was approximately 47% and 51%

respectively. As a result, our financial results in any period could be impacted substantially by spending cuts or increases in the DoD budget and the funds appropriated for certain military programs.

Despite ongoing uncertainty associated with the DoD budget, we believe our overall defense business outlook remains favorable due to the present demand for the potted coil assembly and other existing orders from major defense contractors. As of January 31,  2019, our consolidated order backlog for the defense market was nearly $12.2 million, which included $5.9 million for the potted coil assembly.

Commercial Aerospace and Industrial Markets

We provide magnetic components and electro-mechanical assemblies for a variety of applications in the commercial aerospace and industrial markets. The primary demand drivers for these markets include commercial aircraft orders, oil and gas drilling exploration activity, and general economic growth. While domestic economic growth remains positive, the above demand drivers could be impacted by short-term changes in the economy such as spikes or declines in the price of oil, war, terrorism, or changes in regulation. Other threats to our anticipated positive near-term and long-term market outlook include delays on the development and production of new commercial aircraft and competition from international suppliers. As of January 31,  2019, our consolidated order backlog for the aerospace and industrial markets was $4.3 million. However, a material portion of our business has been converted to long-term agreements.

Business Outlook

Our backlog as of January 31, 2019 as compared to January 31, 2018 increased from $10.1 million to $16.5 million, a 63% increase. This was due primarily to an increase in magnetics and assembly orders.  We anticipate that net sales for fiscal year 2019 will improve from net sales for fiscal year 2018. This is primarily due to the timing of newer program revenue that is projected to ship in fiscal year 2019.  We anticipate that 34% and 62% of our $16.5 million backlog as of January 31, 2019 is expected to ship and be converted to sales in the fourth quarter of fiscal 2019, and in the ensuing twelve months of fiscal 2020, respectively.

Consolidated Results of Operations

The following management comments regarding Torotel’s results of operations and outlook should be read in conjunction with the Consolidated Condensed Financial Statements and Notes to the Consolidated Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report.

This discussion and analysis of the results of operations include the operations of Torotel and its subsidiary Torotel Products as of January 31, 2019.

Net Sales

	Three Months Ended		Nine Months Ended
	January 31, 2019	January 31, 2018	January 31, 2019	January 31, 2018
Magnetic components	$2,440,000	$2,428,000	$6,983,000	$7,070,000
Potted coil assembly	1,321,000	1,465,000	4,186,000	4,278,000
Electro-mechanical assemblies	972,000	617,000	2,631,000	2,310,000
Large transformers	17,000	19,000	297,000	84,000
Total	$4,750,000	$4,529,000	$14,097,000	$13,742,000

Consolidated net sales in the three and nine months ended January 31,  2019 increased 5% or $221,000 and 3% or $355,000, respectively compared to the three and nine months ended January 31, 2018.    Consolidated net sales increased primarily because of  increased demand in electro-mechanical assemblies in the third quarter of fiscal year 2019.  Increased demand in electro-mechanical assemblies combined with increased demand in large transformers resulted in an increase in consolidated net sales for both the three months and the nine months ended January 31, 2019.  Net sales for the three month period and nine month period ending January 31, 2019 were impacted favorably by the new revenue recognition standard under ASC 606 in the amounts of $536,000 and $1,003,000, respectively.

Gross Profit

	Three Months Ended		Nine Months Ended
	January 31, 2019	January 31, 2018	January 31, 2019	January 31, 2018
Gross profit	$1,070,000	$1,438,000	$4,223,000	$4,056,000
Gross profit % of net sales	23%	32%	30%	30%

Consolidated gross profit decreased by 26% or $368,000 and increased by 4% or $167,000, in the three and nine months ended January 31,  2019 compared to the three and nine months ended January 31, 2018.  Consolidated gross profit decreased for the three months ended January 31, 2019 compared to the three months ended January 31, 2018 primarily due to the approximate $487,000 increase in costs of goods sold during the third quarter of fiscal year 2019 when compared to the third quarter of fiscal year 2018, which increased costs associated with the sale of products with a higher material content and increased direct labor costs in the third quarter of fiscal year 2019.  Consolidated gross profit increased for the nine months ended January 31, 2019 compared to the nine months ended January 31, 2018 primarily due to increased net sales arising from increased demand in electro-mechanical assemblies combined with increased demand in large transformers during the nine months ended Janaury 31, 2019 when compared to the nine months ended January 31, 2018.  Gross profit for the three month period and nine month period ending January 31, 2019 was impacted favorably by the new revenue recognition standard under ASC 606 in the amounts of $233,000 and $496,000, respectively.

Operating Expenses

	Three Months Ended		Nine Months Ended
	January 31, 2019	January 31, 2018	January 31, 2019	January 31, 2018
Engineering	$351,000	$267,000	$966,000	$806,000
Selling, general and administrative	1,089,000	1,140,000	3,590,000	3,783,000
Total	$1,440,000	$1,407,000	$4,556,000	$4,589,000

Engineering expenses increased 31%, or $84,000 and 20%, or $160,000 in the three and nine months ended January 31,  2019 compared to the three and nine months ended January 31, 2018.  The increase primarily resulted from an increase in headcount during the third quarter of fiscal year 2019.

Selling, general and administrative expenses decreased 4%, or $51,000 and 5%, or $193,000 in the three and nine months ended January 31,  2019 compared to the three and nine months ended January 31, 2018.  The decrease resulted primarily from a decrease in advertising expenses, as well as a decrease in building repair and maintenance costs.

Earnings (loss) from Operations

	Three Months Ended		Nine Months Ended
	January 31, 2019	January 31, 2018	January 31, 2019	January 31, 2018
Torotel Products	$(294,000)	$142,000	$69,000	$(117,000)
Torotel	(76,000)	(111,000)	(402,000)	(416,000)
Total	$(370,000)	$31,000	$(333,000)	$(533,000)

For the reasons discussed under each of the Gross Profit and Operating Expenses headings above, consolidated earnings from operations decreased by 1,294%, or $401,000 and changed to a loss position, for the three months ended January 31, 2019 when compared to the three months ended January 31, 2018.  Consolidated loss from operations decreased 38%, or $200,000 for the three months ended January 31,  2019 when compared to the nine months ended January 31, 2018.

Other Earnings Items

	Three Months Ended		Nine Months Ended
	January 31, 2019	January 31, 2018	January 31, 2019	January 31, 2018
Earnings (loss) from operations	$(370,000)	$31,000	$(333,000)	$(533,000)
Interest expense	36,000	28,000	84,000	53,000
Earnings (loss) before income taxes	(406,000)	3,000	(417,000)	(586,000)
Income tax expense	—	310,000	—	85,000
Net loss	$(406,000)	$(307,000)	$(417,000)	$(671,000)

We anticipate that our effective income tax rate for fiscal year 2019 will be 0.0%. For additional discussion related to Income Taxes, see Note 5 of Notes to the Consolidated Financial Statements.

Financial Condition and Liquidity

Cash generated by operations together with the borrowing under our lines of credit are our primary sources of liquidity. The following table highlights the sources of liquidity available to us as of January 31,  2019 compared to January 31, 2018.

	2019	2018
Cash	$40,000	$409,000
Amount available under our building line of credit	-	35,000
Amount available under our equipment loan	196,000	400,000
Amount available under our working capital line of credit	222,000	655,000
Total funds available	$458,000	$1,499,000

Operating Activities

The following table compares net cash used in operating activities during the three and nine months ended January 31, 2019 compared to the three and nine months ended January 31, 2018.

	2019	2018
Net cash used in operating activities	$(590,000)	$(462,000)

Net cash used in operating activities decreased $128,000 during the nine months ended January 31, 2019 versus the comparable period of the 2018 fiscal year primarily due to increases in inventories, contract assets, and accounts payable and decreases in accounts receivable and operating losses.

Investing Activities

	2019	2018
Net cash used in investing activities	$(108,000)	$(52,000)

The increase of $56,000 in net cash used in investing activities during the nine months ended January 31, 2019 compared to the comparable period of fiscal year 2018 was due to higher capital expenditures.  Capital expenditures during the nine months ended January 31, 2019 were primarily related to the purchase of design engineering software.  We expect capital expenditure spending to rise moderately during the remainder of fiscal year 2019 which is consistent with the anticipated needs of our business.

Financing Activities

	2019	2018
Net cash provided by financing activities	$163,000	$625,000

The change of $462,000 for the nine month period of fiscal year 2019 from the comparable period in fiscal year 2018 is due primarily to proceeds from the long-term debt in fiscal year 2018.

Capital Resources

We believe that the projected cash flow from operations, and available borrowings under our existing financing arrangements to supplement our working capital needs, will be sufficient to meet our anticipated funding requirements for the foreseeable future, based on historical levels. Our asset-based revolving line of credit and guidance line of credit are scheduled to mature on October 19, 2019.  We expect to renew each of the financing agreements, if deemed necessary.  As of January 31, 2019,  we had $1,028,000 drawn on the $1,250,000 asset-based revolving line of credit and $54,000 drawn on the $250,000 guidance line of credit, primarily utilized to finance equipment.   As of January 31, 2019  our total borrowing capacity is approximately $1,500,000, of which approximately $1,082,000 has been drawn, under our existing financing arrangements, plus $40,000 of cash on hand.

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

Torotel, Inc.
March 13, 2019	/s/ Heath C. Hancock
Date	Heath C. Hancock
Chief Financial Officer
Principal Financial Officer