Form 10-K
period 2019-04-30
TOROTEL INC
filed 2019-07-23
CIK 98752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2019
◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [ ] to [ ]

Commission File No. 001-8125

TOROTEL, INC.

(Exact name of registrant as specified in its charter)

MISSOURI (State or other jurisdiction of incorporation or organization)	44-0610086 (I.R.S. Employer Identification No.)

520 N. ROGERS ROAD, OLATHE, KANSAS (Address of principal executive offices)	66062 (Zip Code)

Registrant's telephone number, including area code (913) 747-6111

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None		N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed based on the closing sale price reported on the OTC Market-Pink on October 30, 2018, was $3,597,450. As of July 23, 2019, there were 5,995,750 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its 2019 Annual Meeting of Shareholders to be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report.

TOROTEL, INC. FORM 10-K

Fiscal Year Ended April 30, 2019

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

•our ability to finance operations;

•our on-going analysis of the effect on our financial position and results of operations from changes in tax law;

•ability to adequately pass through to customers unanticipated future increases in raw material and labor costs;

•delays in developing new products;

•markets for new products and the cost of developing new markets;

•expected orders that do not occur;

•our ability to adequately protect and safeguard our network infrastructure from cyber security vulnerabilities;

•our on-going ability to satisfy our debt covenant requirements and debt repayment obligations;

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

The following discussion includes the business operations of Torotel as of and for the fiscal year ended April 30, 2019 (“fiscal year 2019”).

Principal Products

Torotel specializes in the custom design and manufacture of a wide variety of precision magnetic components, and electro-mechanical assemblies for use in military, commercial aerospace and industrial electronic applications. These products are used to modify and control electrical voltages and currents in electronic devices. For example, if equipment containing one of these components receives an electrical voltage or current which is too high, the component would modify and control the electrical voltage or current to allow proper operation of the equipment. While Torotel primarily manufactures these products in accordance with pre-developed mechanical and electrical requirements, in some cases Torotel will be responsible for both the overall design and manufacturing. These products are sold to manufacturers who incorporate them into an end-product. The major applications include aircraft navigational equipment, digital control devices, medical equipment, avionics systems, down-hole drilling, conventional missile guidance systems, and other defense related applications. Torotel has a line of 400 Hz miniature power transformers listed on the Qualified Products List ("QPL") of the Department of Defense ("DoD"), which requires re-qualification with the DoD every five years.  Sales of the QPL products represented approximately 2% of the net sales of Torotel for fiscal year 2019.

Marketing and Customers

Torotel’s sales do not represent a significant portion of any particular market.  While approximately 42% of annual sales in fiscal year 2019 came from select commercial markets, such as commercial aerospace, and oil drilling, historically Torotel has primarily focused its activities on the military market.  As a result, the business of Torotel is subject to various risks including, without limitation, dependence on government appropriations and program allocations, potential cutbacks in military spending, the requirement that some of our products be approved and qualified by the federal government before we can sell them, and the competition for available military business. Torotel pursues revenue opportunities in electro-mechanical assemblies, which we expect to continue as a major focus for Torotel.  Torotel also pursues revenue opportunities in larger and higher voltage transformers, plus products sourced from low-cost manufacturers in overseas markets who are compliant with aerospace standards.

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

Torotel currently has a primary base of approximately 15 customers that together provide 91% of its annual sales volume. This customer base includes many large prime defense and commercial aerospace companies. Torotel’s primary strategy focuses on providing superior service to this core group of customers, including engineering support and new product design. The objective is to achieve growth with these customers or other targeted companies that possess the potential for inclusion into the core group. During fiscal year 2019, sales to a single customer accounted for 30%, and sales to another customer accounted for 21% of the net sales of Torotel. A loss of, or material reduction in orders from, these customers could have a material adverse effect on sales.

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

Essential materials used by Torotel in the manufacturing process include magnetic materials, copper wire, plastic housings and epoxies. We believe these materials are available from many sources. Major suppliers include Magnetics Inc., Electrical Insulation Suppliers, Inc., Mod & Fab,  Magnetic Metals-Western Division, TTI, Inc., Krayden Inc., and Exxelia Dearborn, Inc. Special contact plates purchased from Fotofab, LLC and polycarbonate materials purchased from Florida Custom Mold and Spectrum Plastics are used in manufacturing the potted coil assembly. Fotofab, Florida Custom Mold, and Spectrum Plastics are the only qualified approved sources for the materials they provide. As a result, Torotel maintains contingent business interruption insurance on these three suppliers' facilities, as well as the customers' production facility, to insure against loss of business income associated with a disruption in production by either supplier or at the customer as a result of a fire, tornado, explosion or other similar type loss.

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

Intellectual Property

The products sold by Torotel are not protected by patents or licenses. Torotel relies on the expertise of its employees in both the design and manufacture of its products. Because of the highly competitive nature of the industry, it is possible that a competitor may also learn to design and produce products with similar performance characteristics. Torotel has been issued U.S. Trademark Registration #1,123,071 for "TOROTEL". This trademark registration expires July 24, 2019.  Torotel is currently in the process of renewing the trademark.

Environmental Laws

In fiscal year 2019, Torotel incurred costs of approximately $42,000 to ensure compliance with federal, state and local regulations on the proper handling, storage, disposal, and discharge of hazardous materials into the environment, or otherwise relating to the protection of employees, the community, and the environment. Torotel anticipates similar costs to be incurred in the fiscal year ending April 30, 2020.

Employees

Torotel presently employs approximately 155 full-time and 18 part-time employees. We believe an adequate supply of qualified personnel is available in our immediate vicinity. Torotel's employees are not affiliated with any union.

ITEM 1A.    Risk Factors

Not Applicable

ITEM 2.    Properties

Torotel leases approximately 72,000 square feet of space located at 520 N. Rogers Road in Olathe, Kansas.  This facility serves as our corporate executive office and our primary manufacturing facility. The lease for this property continues through December 31, 2026. Through December 31, 2019, the monthly base rate is $29,257, and subsequently through December 31, 2020, the monthly base rate is $32,876, escalating annually thereafter.

Torotel leases approximately 5,000 square feet for manufacturing electro-mechanical assemblies and other transformers. This facility is located in Hatfield, Pennsylvania. The lease for this facility commenced on August 1, 2014 and continues through July 31, 2019.  The monthly base rent is $3,450.  During fiscal year 2019, the lease was automatically extended, as stated within the original lease agreement, for an additional one year period to July 31, 2020.

In general, we believe that our properties are suitable and adequate for us to operate at present levels, and the productive capacity and extent of utilization of the facilities are appropriate for our existing and reasonably anticipated manufacturing requirements.

Torotel owns a 24,000 square foot building located at 620 N. Lindenwood Drive in Olathe, Kansas. This facility was previously held for sale through February 2019.  A lease between Torotel and a tenant commenced on September 25, 2018, and continues through December 31, 2023.  The tenant began occupying the building in February 2019.  Monthly base rent is $11,500 with escalations each year.

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

	2019		2018
Fiscal Period	High	Low	High	Low
May to July	$0.70	$0.51	$0.86	$0.60
August to October	0.81	0.56	0.70	0.43
November to January	1.04	0.63	0.74	0.46
February to April	0.95	0.71	0.72	0.52

(b)Approximate Number of Equity Security Holders

Number of
Record Holders as of
Title of Class	July 23, 2019
Common stock, $0.01 par value	416

(c)Dividends

Torotel has never paid a cash dividend on its common stock and has no present intention of paying cash dividends in the foreseeable future. Certain of Torotel's current borrowing agreements restrict the payment of cash dividends without the consent of the lender.

 (d)Securities Authorized for Issuance under Equity Compensation Plans

Torotel has certain long-term incentive plans, including a Stock Award Plan (see Note 7 of the Notes to Consolidated Financial Statements). The table below includes the number of shares authorized for the Stock Award Plan.

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

There were no unregistered sales of securities by Torotel, or any share repurchases by Torotel, during the fourth quarter of fiscal year 2019.

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

•airport runway lighting devices;

•medical equipment;

•avionics systems;

•radar systems;

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

The industry mix of Torotel’s net sales in fiscal year 2019  was 58% defense, 37% commercial aerospace and 5% industrial compared to 52% defense, 43% commercial aerospace and 5% industrial in the fiscal year ended April 30, 2018 (“fiscal year 2018”). We believe the mix in the fiscal year ended April 30, 2019 (“fiscal year 2019”) will remain weighted primarily towards defense.    Approximately 90% of Torotel’s sales during fiscal year 2019 were derived from domestic customers.

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

Business and Industry Considerations

Defense Markets

During fiscal year 2019 and fiscal year 2018, the amount of consolidated revenues derived from contracts with prime contractors of the U.S. Department of Defense (as previously defined, the “DoD”) was approximately 47% and 52%, respectively. Our financial results in any period could be impacted substantially by spending cuts in the DoD budget and the funds appropriated for certain military programs.

Despite ongoing uncertainty and potential constraints associated with the DoD budget, we believe our overall defense business outlook remains favorable due to the present demand for the potted coil assembly and other existing orders from major defense contractors. As of April 30, 2019, our consolidated order backlog for the defense market was $11.2 million, which included approximately $4.3 million for the potted coil assembly.

Commercial Aerospace and Industrial Markets

We provide magnetic components and electro-mechanical assemblies for a variety of applications in the commercial aerospace and industrial markets. The primary demand drivers for these markets include commercial aircraft orders, oil and gas drilling exploration activity, and general economic growth.  The above demand drivers could be impacted by short-term changes in the economy such as spikes or declines in the price of oil, war, terrorism, or changes in regulation. Other threats to our anticipated positive near-term and long-term market outlook include delays on the development and production of new commercial aircraft and competition from international suppliers.  As of April 30, 2019, our consolidated order backlog for the aerospace and industrial markets was $3.5 million.

Business Outlook

Our backlog as of April 30, 2019 as compared to April 30, 2018 increased to $14.7 million from $5.2 million, a 181% increase.  This increase was driven primarily by growth in new programs.  We anticipate that net sales for fiscal year 2020 will improve from fiscal year 2019.  This is primarily due to the timing of newer program revenue that is projected to positively impact fiscal year 2020.    We anticipate that 33% and 64% of our $14.7 million backlog as of April 30, 2019 is expected to ship and be converted to sales in the first quarter of fiscal 2020, and in the ensuing nine months of fiscal 2020, respectively.

Consolidated Results of Operations

The following management comments regarding Torotel's results of operations and outlook should be read in conjunction with the Consolidated Financial Statements included pursuant to Item 8 of this Annual Report.

Net Sales

Years ended April 30,	2019	2018
Magnetic components	$10,600,000	$9,251,000
Potted coil assembly	5,751,000	5,962,000
Electro-mechanical assemblies	3,920,000	3,060,000
Large transformers	284,000	123,000
Total consolidated net sales	$20,555,000	$18,396,000

The amounts presented above for fiscal year 2018 are recognized under ASC 605.  The amounts presented for fiscal year 2019 are recognized under ASC 606.  See the policy on revenue recognition within Note 1 and further disclosures of the effects associated with the adoption of ASC 606 within Note 3 – Revenue.

Consolidated net sales in fiscal year 2019 increased  $2,159,000, or 12%, as compared to fiscal year 2018,  primarily due to higher demand for magnetic components and electro-mechanical assemblies along with the change in

revenue recognition policy (described in Note 1).    The change in revenue recognition policy caused an impact of $1,104,000 increase from fiscal year 2018 to fiscal year 2019.  The increase was expected as a number of products had an increase in demand from customers.

Consolidated net sales in fiscal year 2018 increased 13%, or $2,094,000, as compared to fiscal year 2017, primarily due to higher demand for potted coil and magnetic components.

Gross Profit

Years ended April 30,	2019	2018
Gross profit	$6,964,000	$4,781,000
Gross profit % of net sales	34%	26%

The amounts presented above for fiscal year 2018 are recognized under ASC 605.  The amounts presented for fiscal year 2019 are recognized under ASC 606.  See the policy on revenue recognition within Note 1 and further disclosures of the effects associated with the adoption of ASC 606 within Note 3 – Revenue.

Gross profit as a percentage of net sales in fiscal year 2019 increased 8% as compared to fiscal year 2018.  The gross profit percentage for fiscal year 2019 increased primarily due to higher demand for magnetic components and electro-mechanical assemblies, lower manufacturing costs and scrap, and the change in revenue recognition policy (described in Note 1).  The change in the revenue recognition policy increased gross profit by $546,000 from fiscal year 2018 to fiscal year 2019.

Gross profit as a percentage of net sales in fiscal year 2018 decreased 6% as compared to fiscal year 2017. The gross profit percentage for fiscal year 2018 decreased primarily due to higher manufacturing costs, changing product mix, higher scrap, and an increase in inventory obsolescence.

Operating Expenses

Years ended April 30,	2019	2018
Engineering	$1,316,000	$1,082,000
Selling, general and administrative	4,881,000	4,967,000
Total	$6,197,000	$6,049,000

Engineering expense increased 22%, or $234,000, in fiscal year 2019 as compared to fiscal year 2018.  This increase primarily resulted from the hiring of additional engineers to provide expanded technical capabilities.

Engineering expense increased 19%, or $176,000, in fiscal year 2018 as compared to fiscal year 2017.  This increase also primarily resulted from the hiring of additional engineers to provide expanded technical capabilities.

Selling, general and administrative expenses decreased 2%, or $86,000, in fiscal year 2019 as compared to fiscal year 2018. The decrease resulted from a decrease in income tax expense.

Selling, general and administrative expenses increased 5%, or $230,000, in fiscal year 2018 as compared to fiscal year 2017.  The increase resulted from an increase in headcount and an increase in occupancy costs related to the new facility.  These additional costs were incurred as part of our overall growth strategy, as evidenced by our stronger backlog year-over-year.

Earnings (loss) from Operations

Years ended April 30,	2019	2018
Torotel Products	$1,296,000	$(701,000)
Torotel	(529,000)	(567,000)
Total	$767,000	$(1,268,000)

The amounts presented above for fiscal year 2018 are recognized under ASC 605.  The amounts presented for fiscal year 2019 are recognized under ASC 606.  See the policy on revenue recognition within Note 1 and further disclosures of the effects associated with the adoption of ASC 606 within Note 3 – Revenue.

For the reasons discussed in the Net Sales, Gross Profit, and Operating Expenses above, consolidated earnings from operations increased by $2,035,000, in fiscal year 2019 as compared to fiscal year 2018, and decreased by $880,000, in fiscal year 2018 as compared to fiscal year 2017.

Other Earnings Items

Years ended April 30,	2019	2018
Earnings (loss) from operations	$767,000	$(1,268,000)
Interest expense	112,000	74,000
Gain on asset disposal	—	(8,000)
Earnings (loss) before income taxes	655,000	(1,334,000)
Income tax expense	13,000	681,000
Net earnings (loss)	$642,000	$(2,015,000)

The amounts presented above for fiscal year 2018 are recognized under ASC 605.  The amounts presented for fiscal year 2019 are recognized under ASC 606.  See the policy on revenue recognition within Note 1 and further disclosures of the effects associated with the adoption of ASC 606 within Note 3 – Revenue.

Interest expense increased by 51%, or $38,000, in fiscal year 2019 as compared to fiscal year 2018, primarily due to higher levels of outstanding indebtedness for most of the year.  Income tax provision decreased by $668,000 in fiscal year 2019 as compared to fiscal year 2018,  with our income tax provision for fiscal year 2018 being related primarily to tax reform that became effective in January 2018 and an increase in deferred tax asset valuation allowance in fiscal year 2018, with no corresponding tax provisions for fiscal year 2019.

Interest expense increased by 160%, or $50,000, in fiscal year 2018, as compared to fiscal year 2017, primarily due to higher obligations under capital leases and outstanding indebtedness for most of the 2018 fiscal year. Income tax provision increased by $833,000 in fiscal year 2018 as compared to fiscal year 2017, which was related primarily to tax reform, and an increase in deferred tax asset valuation allowance.

We evaluate the appropriateness of our deferred income tax asset valuation allowance on a quarterly basis and continue to consider positive and negative trends in our industry that affect our determination.  During the fourth quarter of fiscal year 2018, we determined we were no longer in a positive cumulative earnings position which is significant negative evidence indicating the need for a valuation allowance.  As a result, we concluded it unlikely the full benefit of our deferred tax assets will more-likely-than-not be fully realized and our valuation allowance has been increased accordingly.   See Note 5 in the consolidated financial statements for further details.

Financial Condition and Liquidity

The following table highlights the funds available to us as of April 30, 2019 and 2018:

	2019	2018
Cash	$58,000	$575,000
Amount available under our building line of credit	-	35,000
Amount available under our equipment loan	196,000	423,000
Amount available under our working capital line of credit	275,000	100,000
Total funds available	$529,000	$1,133,000

Operating Activities

	2019	2018
Net cash used in operating activities	$(453,000)	$(186,000)

The amounts presented above for fiscal year 2018 are recognized under ASC 605.  The amounts presented for fiscal year 2019 are recognized under ASC 606.  See the policy on revenue recognition within Note 1 and further disclosures of the effects associated with the adoption of ASC 606 within Note 3 – Revenue.

The increase of $267,000 of net cash used in operating activities between fiscal year 2019 and fiscal year 2018 is primarily due to a increases in net income, contract assets, inventory and accounts payable along with a decrease in customer deposits in fiscal year 2019.

Investing Activities

	2019	2018
Net cash used in investing activities	$(150,000)	$(100,000)

The increase of $50,000 of net cash used in investing activities during fiscal year 2019 as compared to fiscal year 2018 was due to an increase in capital expenditures in fiscal year 2019 as compared to fiscal year 2018.  We expect capital expenditure spending will continue to increase during fiscal year 2020 as compared to fiscal year 2019.

Financing Activities

	2019	2018
Net cash provided by financing activities	$86,000	$563,000

The decrease of $477,000 in net cash provided by financing activities between fiscal year 2019 and fiscal year 2018 is due to an increase in payments on outstanding debt obligations during fiscal year 2019.

Liquidity and Capital Resources

We believe that the projected cash flow from operations, and available borrowings under our existing financing arrangements to supplement our working capital needs, will be sufficient to meet our anticipated funding requirements for the foreseeable future, based on historical levels. Our asset-based revolving line of credit and guidance line of credit are scheduled to mature on October 19, 2019.  We expect to renew each of the financing agreements, if deemed necessary.  As of April 30, 2019, we had $975,000 drawn on the $1,250,000 asset-based revolving line of credit and $54,000 drawn on the $250,000 guidance line of credit, primarily utilized to finance equipment.  As of April 30, 2019 our total borrowing capacity is approximately $1,500,000, of which approximately $1,029,000 has been drawn, under our existing financing arrangements, plus $58,000 of cash on hand.

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

Revenue Recognition

Under ASC 605 – For the Year ended April 30, 2018

Revenue is recognized when a fixed price contract or purchase order exists; delivery has occurred; and collection is reasonably assured. Selling terms are generally FOB Shipping Point so we consider our products delivered once they have been shipped and title and risk of loss have been transferred.

Under ASC 606 – For the Year ended April 30, 2019

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASC 606). ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition standard also requires disclosures that sufficiently describe the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This ASU was amended by ASU No. 2015-14, issued in August 2015, which deferred the original effective date by one year; the effective date of this ASU is for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017, using one of two retrospective application methods. In addition, the FASB issued other amendments during 2016 to ASC 606, which include implementation guidance to principal versus agent considerations, guidance to identifying performance obligations and licensing guidance and other narrow scope improvements. The Company adopted this new guidance on May 1, 2018 using the modified retrospective application method. As part of the Company's implementation plan for this new standard, the Company assessed the impact of these new standards on its business processes, business and accounting systems, and consolidated financial statements and related disclosures by evaluating the terms and conditions of samples of both standard and non-standard contracts across the Company's in-scope business segments in light of the new standards. Specifically, the Company recognized the cumulative effect of initially applying the new revenue standard as a decrease to the opening balance of accumulated deficit of $102,000 as of May 1, 2018.  See Note 3 – Revenue for further details.  We determine revenue recognition through the following steps:

1)

Identification of the contract, or contracts, with a customer

A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the services to be transferred and identifies the payment terms related to these services, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for goods or services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

2)

Identification of the performance obligations in the contract

Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the goods or services are separately identifiable from other promises in the contract. To the extent a contract includes multiple promised goods or services, the Company must apply judgment to determine whether promised goods or services are capable of being distinct and distinct in the context of the contract. If these criteria are not met the promised goods or services are accounted for as a combined performance obligation.

3)

Determination of the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods or services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company's contracts as of April 30, 2019 contained a significant financing component. Determining the transaction price requires significant judgment, which is discussed by revenue category in further detail below.

4)

Allocation of the transaction price to the performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. However, if a series of distinct goods or services that are substantially the same qualifies as a single performance obligation in a contract with variable consideration, the Company must determine if the variable consideration is attributable to the entire contract or to a specific part of the contract. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. The Company determines standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

5)

Recognition of revenue when, or as, we satisfy a performance obligation

The Company satisfies performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised service to a customer.

Performance Obligations Satisfied Over Time

We recognize revenue on agreements for the sale of customized goods including magnetic components, consisting of transformers, inductors, reactors, chokes, toroidal coils, high voltage transformers, dry-type transformers and electro-mechanical assemblies for use in commercial aerospace and military electronics on an over time basis.

Commercial Aerospace and Defense Parts

Performance obligations under long-term agreements are considered to be under contract at the time that authorization to ship has been obtained from the customer. Performance obligations under standalone purchase orders are considered to be under contract at the time that the purchase order is received. Parts manufactured for customers in our aerospace and defense product revenue stream must be built to certain specifications that are then qualified by the customer. Due to the proprietary nature of our custom-built products designed for a specific use by our aerospace and defense customers, control is considered to be with the customer as the products are finalized and placed into finished goods.  Goods within this revenue stream do not provide simultaneous receipt and benefit to the customer.  The goods are controlled by our customers once the finished parts are created.  The customers prevent any alternative use of the asset and an enforceable right to payment does exist.  We provide for potential losses on any of these agreements when it is probable that we will incur the loss.

Our billing terms for these over-time contracts vary, but are generally based on ship date.  Control is transferred as products are completed and closed to finished goods.

Product fees and engineering and design services

For product fees along with engineering and design services, transfer of control is determined by the revenue stream of the associated product. Percentage-of-completion revenue recognition is utilized when revenue recognized exceeds the amount billed to the customer for any project-related services, utilizing labor as the input method.

Performance Obligations Satisfied at a Point in Time

We recognize revenue on agreements for the sale of customized goods including magnetic components, consisting of transformers, inductors, reactors, chokes, toroidal coils, high voltage transformers, dry-type transformers and electro-mechanical assemblies for use in the industrial and commercial market on point in time basis.

Industrial and Commercial Parts

Performance obligations under long-term agreements are considered to be under contract at the time that authorization to ship has been obtained from the customer. Performance obligations under standalone purchase orders are considered to be under contract at the time that the purchase order is received. For our commercial customers, control of the underlying product design is retained by Torotel, therefore the products are considered in our control until the moment of shipment.  Also, upon shipment the customers have an obligation to pay for the asset and we have an enforceable right to payment.  We provide for potential losses on any of these agreements when it is probable that we will incur the loss.

Our billing terms for these point in time sales are generally based on ship date.  Control is transferred as products are shipped to the customers.

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.  Shipping and handling costs do not have a material impact to the financial statements.  No impairment losses were recognized in fiscal year 2019 relating to receivables or contract assets arising from contracts with customers.

Allowance for Doubtful Accounts

Gross trade accounts receivable are offset with an allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review the allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectability. Account balances are charged against the allowance when placed for collection. Recoveries of receivables previously written off are recorded when received. The majority of the customer accounts are considered past due after the invoice becomes older than the customer's normal credit terms. Interest is not charged on past due accounts. The allowance for doubtful accounts was $12,000 at the end of each fiscal year 2019 and 2018.

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

ITEM 8.    Financial Statements and Supplementary Data

Report Of Independent

Registered Public Accounting Firm

Shareholders and Board of Directors

Torotel, Inc.

Opinion On The Financial Statements

We have audited the accompanying consolidated balance sheets of Torotel, Inc. and subsidiary (collectively, the Company) as of April 30, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows, for the years then ended and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Pronouncements

As discussed in Notes 1 and 3 to the consolidated financial statements, the Company changed its method of accounting for revenue beginning on May 1, 2018 due to the adoption of ASC Topic 606, Revenue from Contracts with Customers.

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

Kansas City, Missouri

July 23, 2019

CONSOLIDATED BALANCE SHEETS

	As of April 30,
	2019	2018
ASSETS
Current assets:
Cash	$58,000	$575,000
Trade receivables, net	2,590,000	2,193,000
Contract assets	1,104,000	—
Inventories	3,054,000	2,362,000
Prepaid expenses	152,000	238,000
Property held for sale	—	694,000
	6,958,000	6,062,000

Land	265,000	—
Buildings and improvements	1,569,000	616,000
Equipment	4,045,000	3,951,000
	5,879,000	4,567,000
Less accumulated depreciation	4,056,000	3,235,000
Property, plant and equipment, net	1,823,000	1,332,000

Deferred income taxes	34,000	68,000
Other assets	186,000	209,000

Total Assets	$9,001,000	$7,671,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$1,121,000	$1,706,000
Trade accounts payable	1,625,000	1,045,000
Accrued liabilities	824,000	817,000
Customer deposits	24,000	219,000
	3,594,000	3,787,000
Long-term debt, less current maturities	801,000	130,000
Stockholders' equity:
Common stock; par value $0.01; 6,000,000 shares authorized; 5,995,750 shares issued and outstanding	60,000	60,000
Capital in excess of par value	12,545,000	12,437,000
Accumulated deficit	(7,999,000)	(8,743,000)
	4,606,000	3,754,000

Total Liabilities and Stockholders' Equity	$9,001,000	$7,671,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended April 30,

	2019	2018
Net sales	$20,555,000	$18,396,000
Cost of goods sold	13,591,000	13,615,000
Gross profit	6,964,000	4,781,000
Operating expenses:
Engineering	1,316,000	1,082,000
Selling, general and administrative	4,881,000	4,967,000
	6,197,000	6,049,000
Income (loss) from operations	767,000	(1,268,000)
Other expense:
Interest expense, net	112,000	74,000
Gain on asset disposal	—	(8,000)
Income (loss) before income tax expense	655,000	(1,334,000)
Income tax expense	13,000	681,000
Net income (loss)	$642,000	$(2,015,000)
Basic earnings (loss) per share	$0.11	$(0.38)

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

					Total
		Common	Excess of	Accumulated	Stockholders'
	Shares	Stock	Par Value	Deficit	Equity
Balance, April 30, 2017	5,995,750	$60,000	$12,329,000	$(6,728,000)	$5,661,000
Stock compensation earned	—	—	108,000	—	108,000
Net loss	—	—	—	(2,015,000)	(2,015,000)
Balance, April 30, 2018	5,995,750	60,000	12,437,000	(8,743,000)	3,754,000
Stock compensation earned	—	—	108,000	—	108,000
Net income	—	—	—	642,000	642,000
Cumulative effect of adoption of new accounting principle (see Note 1)	—	—	—	102,000	102,000
Balance, April 30, 2019	5,995,750	$60,000	$12,545,000	$(7,999,000)	$4,606,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASHFLOWS

Years ended April 30,

	2019	2018
Cash flows from operating activities:
Net income (loss)	$642,000	$(2,015,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock compensation cost amortized	108,000	108,000
Depreciation	353,000	314,000
Gain on disposal of equipment	—	(8,000)
Deferred income taxes	34,000	679,000
Changes in operating assets and liabilities:
Trade receivables	(397,000)	(186,000)
Contract assets	(1,002,000)	—
Inventories	(692,000)	377,000
Prepaid expenses and other assets	109,000	20,000
Trade accounts payable	580,000	(159,000)
Accrued liabilities	7,000	498,000
Customer deposits	(195,000)	186,000
Net cash used in operating activities	(453,000)	(186,000)
Cash flows from investing activities:
Capital expenditures	(152,000)	(122,000)
Proceeds from disposal of equipment	2,000	22,000
Net cash used in investing activities	(150,000)	(100,000)
Cash flows from financing activities:
Principal payments on long-term debt	(1,677,000)	(132,000)
Payments on capital lease obligations	(71,000)	(55,000)
Payments on line of credit	(4,581,000)	—
Proceeds from long-term debt	859,000	—
Proceeds from line of credit	5,556,000	750,000
Net cash provided by financing activities	86,000	563,000
Net increase (decrease) in cash	(517,000)	277,000
Cash, beginning of period	575,000	298,000
Cash, end of period	$58,000	$575,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$108,000	$74,000
Non-cash investing and financing activities:
Property, plant and equipment reclassified as held for sale	$—	$6,000
Property held for sale reclassified as property, plant and equipment	$694,000	$—
Equipment financed with proceeds from capital lease	$—	$225,000

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Torotel, Inc. ("Torotel") conducts business primarily through its wholly owned subsidiary, Torotel Products, Inc. ("Torotel Products").  The terms “we,” “us,” “our,” and the “Company” as used in these notes include Torotel and all of its subsidiaries, including Torotel Products, unless the context otherwise requires.  Torotel specializes in the custom design and manufacture of a wide variety of precision magnetic components, consisting of transformers, inductors, reactors, chokes, toroidal coils, high voltage transformers, dry-type transformers and electro-mechanical assemblies for use in aerospace, industrial and military electronics.

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

Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. We grant unsecured credit to most of our customers. We do not believe that we are exposed to any extraordinary credit risk as a result of this policy. Cash balances did not exceed federally insured limits at April 30, 2019.  At other various times and at April 30, 2018, cash balances exceeded federally insured limits. We have not experienced any losses in the cash accounts and we do not believe we are exposed to any significant credit risk with respect to our cash.

Fair Value of Financial Instruments

The carrying amounts of certain financial instruments, including cash, trade receivables and trade accounts payable approximate fair value due to their short maturities. As of April 30, 2019 and 2018, the amount of our long-term debt approximates fair value based on the present value of estimated future cash flows using a discount rate commensurate with a borrowing rate available to us.

Revenue Recognition

Under ASC 605 – For the Year ended April 30, 2018

Revenue is recognized when a fixed price contract or purchase order exists; delivery has occurred; and collection is reasonably assured. Selling terms are generally FOB Shipping Point so we consider our products delivered once they have been shipped and title and risk of loss have been transferred.

Under ASC 606 – For the Year ended April 30, 2019

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASC 606). ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition standard also requires disclosures that sufficiently describe the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This ASU was amended by ASU No. 2015-14, issued in August 2015, which deferred the original effective date by one year; the effective date of this ASU is for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017, using one of two retrospective application methods. In addition, the FASB issued other amendments during 2016 to ASC 606, which include implementation guidance to principal versus agent considerations, guidance to identifying performance obligations and licensing guidance and other narrow scope improvements. The Company adopted this new guidance on May 1, 2018 using the modified retrospective application method. As part of the Company's implementation plan for this new standard, the Company assessed the impact of these new standards on its business processes, business and accounting systems, and consolidated financial statements and related disclosures by evaluating the terms and conditions of samples of both standard and non-standard contracts across the Company's in-scope business segments in light of the new standards. Specifically, the Company recognized the cumulative effect of initially applying the new revenue standard as a decrease to the opening balance of accumulated deficit of $102,000 as of May 1, 2018.  See Note 3 – Revenue for further details.  We determine revenue recognition through the following steps:

1)

Identification of the contract, or contracts, with a customer

A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the services to be transferred and identifies the payment terms related to these services, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for goods or services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

2)

Identification of the performance obligations in the contract

Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the goods or services are separately identifiable from other promises in the contract. To the extent a contract includes multiple promised goods or services, the Company must apply judgment to determine whether promised goods or services are capable of being distinct and distinct in the context of the contract. If these criteria are not met the promised goods or services are accounted for as a combined performance obligation.

3)

Determination of the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods or services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company's contracts as of April 30, 2019 contained a significant financing component. Determining the transaction price requires significant judgment, which is discussed by revenue category in further detail below.

4)

Allocation of the transaction price to the performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. However, if a series of distinct goods or services that are substantially the same qualifies as a single performance obligation in a contract with variable consideration, the Company must determine if the variable consideration is attributable to the entire contract or to a specific part of the contract. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. The Company determines standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

5)

Recognition of revenue when, or as, we satisfy a performance obligation

The Company satisfies performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised service to a customer.

Performance Obligations Satisfied Over Time

We recognize revenue on agreements for the sale of customized goods including magnetic components, consisting of transformers, inductors, reactors, chokes, toroidal coils, high voltage transformers, dry-type transformers and electro-mechanical assemblies for use in commercial aerospace and military electronics on an over time basis.

Commercial Aerospace and Defense Parts

Performance obligations under long-term agreements are considered to be under contract at the time that authorization to ship has been obtained from the customer. Performance obligations under standalone purchase orders are considered to be under contract at the time that the purchase order is received. Parts manufactured for customers in our aerospace and defense product revenue stream must be built to certain specifications that are then qualified by the customer. Due to the proprietary nature of our custom-built products designed for a specific use by our aerospace and defense customers, control is considered to be with the customer as the products are finalized and placed into finished goods.  Goods within this revenue stream do not provide simultaneous receipt and benefit to the customer.  The goods are controlled by our customers once the finished parts are created.  The customers prevent any alternative use of the asset and an enforceable right to payment does exist.  We provide for potential losses on any of these agreements when it is probable that we will incur the loss.

Our billing terms for these over-time contracts vary, but are generally based on ship date.  Control is transferred as products are completed and closed to finished goods.

Product fees and engineering and design services

For product fees along with engineering and design services, transfer of control is determined by the revenue stream of the associated product. Percentage-of-completion revenue recognition is utilized when revenue recognized exceeds the amount billed to the customer for any project-related services, utilizing labor as the input method.

Performance Obligations Satisfied at a Point in Time

We recognize revenue on agreements for the sale of customized goods including magnetic components, consisting of transformers, inductors, reactors, chokes, toroidal coils, high voltage transformers, dry-type transformers and electro-mechanical assemblies for use in the industrial and commercial market on point in time basis.

Industrial and Commercial Parts

Performance obligations under long-term agreements are considered to be under contract at the time that authorization to ship has been obtained from the customer. Performance obligations under standalone purchase orders are considered to be under contract at the time that the purchase order is received. For our commercial customers, control of the underlying product design is retained by Torotel, therefore the products are considered in our control until the moment of shipment.  Also, upon shipment the customers have an obligation to pay for the asset and we have an enforceable right to payment.  We provide for potential losses on any of these agreements when it is probable that we will incur the loss.

Our billing terms for these point in time sales are generally based on ship date.  Control is transferred as products are shipped to the customers.

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.  Shipping and handling costs do not have a material impact to the financial statements.  No impairment losses were recognized in fiscal year 2019 relating to receivables or contract assets arising from contracts with customers.

Allowance for Doubtful Accounts

Gross trade accounts receivable are offset with an allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review the allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectability. Account balances are charged against the allowance when placed for collection. Recoveries of receivables previously written off are recorded when received. The majority of the customer accounts are considered past due after the invoice becomes older than the customer's credit terms. Interest is not charged on past due accounts. The allowance for doubtful accounts as of both April 30, 2019 and 2018 was $12,000.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using a FIFO approximated weighted average cost method of valuation. Our industry is characterized by short-term customer commitments and changes in demand, as well as other market considerations. Provisions for obsolete and excess inventory are based on reviews of inventory usage, quantities on hand and latest product demand information from customers. Inventories are reviewed in detail utilizing a 12-month time horizon. Individual part numbers that have not had any usage or purchases in a 12-month time period and do not have any known usage requirements are categorized as obsolete; individual part numbers having more than a 12-month supply based on the current year's usage are categorized as excess. Once specific inventory has been identified as excess or obsolete, the cost of the identified inventory is fully reserved and the cost of the inventory is not recovered until it is sold. The reserve balance is analyzed for adequacy as part of the inventory review each quarter.  The reserve for inventory as of April 30, 2019 and 2018 was $332,000 and $364,000, respectively.

Property, Plant and Equipment

               Property, plant and equipment are carried at cost. Depreciation and amortization are provided in amounts sufficient to relate the costs of depreciable assets to operations primarily using the straight-line method over estimated useful lives of three to ten years for equipment and three and a half to twenty years for buildings and improvements.

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

Advertising Costs

Advertising costs are expensed as incurred. For the year ended April 30, 2019 there were no advertising costs.  For the year ended April 30, 2018 advertising costs were $22,000.

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

Share-Based Compensation

We have a share-based compensation plan that provides for awards of restricted stock, which is described more fully in Note 8 of the Notes to the Consolidated Financial Statements. We account for the share-based compensation plan in accordance with authoritative guidance under which the estimated fair value of share-based awards granted under our share-based compensation plan is recognized as compensation expense over the vesting period of the award.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which replaced or superseded ASC Topic 840, Leases, and is intended to increase the transparency and comparability of accounting for lease transactions. ASU 2016-02 requires most leases to be recognized on the balance sheet as lessees will need to recognize a right-of-use asset and a lease liability for virtually all leases with a term longer than twelve months. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting remains similar to the current model. Targeted improvements were made to lessor accounting to align, where necessary, with certain changes to the lessee model and the new revenue recognition standard. The ASU will require both quantitative and qualitative disclosures regarding key information about leasing arrangements. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, and the Company adopted the standard effective May 1, 2019. The Company elected the optional transition method that applies the new lease requirements through a cumulative-effect adjustment in the period of adoption. Based on the results of our preliminary evaluation, the most significant impact is expected to relate to the recognition of right-of-use assets and lease liabilities on the Company's condensed consolidated balance sheets for long-term operating leases and is expected to be material in the first quarter of fiscal year 2020.  We have implemented a project plan where contracts and assets are being reviewed for identifying leases under the new standard, evaluating the components of the lease, determining the initial recognition of each lease liability and right-of-use asset, and presentation based on the classification of the lease as an operating or finance lease.  The potential impact on our consolidated financial statements is largely based on the present value of future minimum lease payments, the amount of which will depend upon the population of leases in effect at the date of adoption.  Future minimum lease payments totaled $3,456,000 as of April 30, 2019, as disclosed in Note 6 – Commitments and Contingencies. Torotel believes the impact to the financial statements will result in recognition of additional right of use assets and lease liabilities between $2,183,000 and $2,683,000.  Any differences between the recognition of the right of use asset and the lease liability will be recorded as an adjustment to retained earnings.

NOTE 2—INVENTORIES

The following table summarizes the components of inventories, as of April 30 of each year:

	2019	2018
Raw materials	$1,723,000	$1,278,000
Work in process	1,052,000	635,000
Finished goods	279,000	449,000
	$3,054,000	$2,362,000

NOTE 3—REVENUE

As described in Note 1, Torotel adopted Topic 606 on May 1, 2018.  The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company's goods and services and will provide financial statement readers with enhanced disclosures as shown below.

Impacts on Consolidated Financial Statements

The following table summarizes the cumulative effect of the changes to our consolidated balance sheet as of May 1, 2018 from the adoption of ASC 606:

		Adjustments due to
	April 30, 2018	ASC 606	May 1, 2018
Assets
Contract assets	$—	$102,000	$102,000

Equity
Accumulated deficit	$(8,743,000)	$102,000	$(8,641,000)

In accordance with the new revenue recognition requirements relative to the revenue recognition requirements under ASC 605, the disclosure of the impact of adoption on our consolidated balance sheet, consolidated statement of operations, and consolidated statement of cash flows as of and for the year ended April 30, 2019 was as follows:

		Balances Without Adoption
		of ASC 606	Effect of Change
	As Reported	as of April 30, 2019	Higher/(Lower)
Balance Sheet
Contract assets	$1,104,000	$—	$1,104,000
Inventories	3,054,000	3,612,000	(558,000)
Accumulated deficit	(7,999,000)	(7,453,000)	(546,000)

		Balances Without Adoption
		of ASC 606 for the	Effect of Change
	As Reported	year ended April 30, 2019	Higher/(Lower)
Statement of Operations
Net sales	$20,555,000	$19,451,000	$1,104,000
Cost of goods sold	13,591,000	13,033,000	558,000
Gross profit	6,964,000	6,418,000	546,000
Income from operations	767,000	221,000	546,000
Income before income tax expense	655,000	109,000	546,000
Net income	642,000	96,000	546,000

Statement of Cash Flows
Net income	$642,000	$96,000	$546,000
Contract assets	(1,002,000)	—	(1,002,000)
Inventories	(692,000)	(1,250,000)	558,000
Net cash used in operating activities	(453,000)	(453,000)	—

Disaggregation of Revenue

The following tables summarize revenue from contracts with customers for the fiscal year ended April 30, 2019.

		Balances Without Adoption
		of ASC 606 for the	Effect of Change
	As Reported	year ended April 30, 2019	Higher/(Lower)
Markets
Commercial Aerospace	$7,690,000	$7,616,000	$74,000
Defense	11,849,000	10,822,000	1,027,000
Industrial	1,016,000	1,013,000	3,000
Total consolidated net sales	$20,555,000	$19,451,000	$1,104,000

		Balances Without Adoption
		of ASC 606 for the	Effect of Change
	As Reported	year ended April 30, 2019	Higher/(Lower)
Product Line
Magnetic components	$10,600,000	$10,197,000	$403,000
Potted coil assembly	5,751,000	5,094,000	657,000
Electro-mechanical assemblies	3,920,000	3,876,000	44,000
Large transformers	284,000	284,000	—
Total consolidated net sales	$20,555,000	$19,451,000	$1,104,000

		Balances Without Adoption
		of ASC 606 for the	Effect of Change
	As Reported	year ended April 30, 2019	Higher/(Lower)
Geography
Domestic	$18,472,000	$17,392,000	$1,080,000
Foreign	2,083,000	2,059,000	24,000
Total consolidated net sales	$20,555,000	$19,451,000	$1,104,000

Contract balances

All receivable balances relate to customer contracts entered into during the fiscal year 2019.  We have no contract liabilities other than customer deposits which represent prepaid consideration for contracts with customers.  There have been no significant adjustments to contract asset balances related to contract modifications.  We have certain customers totaling revenue of $4,301,000 with variable payment terms related to discounts in the amount of $32,000 in fiscal year 2019.

Remaining performance obligation

As of April 30, 2019, the aggregate amount of the contracted revenues allocated to our unsatisfied (or partially unsatisfied) performance obligations was $4,591,000. The balance of unsatisfied performance obligations excludes contracts with original maturities of one year or less.  We expect to recognize revenue as we satisfy our remaining performance obligations.  Total remaining performance obligation to be recognized in fiscal year 2020 is expected to be $4,571,000.  Total remaining performance obligation to be recognized in fiscal year 2021 is expected to be $20,000.

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

On October 19, 2018, Torotel entered into three new business loan agreements (the “financing agreements”) with Cornerstone Bank (the “Bank”).  The financing agreements provide for an asset-backed revolving line of credit, a guidance line of credit, and a real estate term loan.  A summary of the notes issued under the financing agreements and debt outstanding as of April 30, 2018 and April 30, 2019 is provided below:

	2019	2018
6.25% asset-based revolving line of credit with a maturity date of October 19, 2019	$975,000	$-
6.25% guidance line of credit with a maturity date of October 19, 2019	54,000	-
5.35% mortgage note payable in monthly installments of $5,573, including interest, with final payment of $690,829 due October 19, 2023	795,000	-
Capital lease obligations (see Note 6)	98,000	170,000
4.05% mortgage note payable in monthly installments of $4,873, including interest, with final payment of $349,000 due January 27, 2019*	-	373,000
4.00% working capital line of credit with a maturity date of October 20, 2018*	-	751,000
4.00% building line of credit with a maturity date of October 20, 2018*	-	465,000
Borrowings under an equipment financing line of credit:
4.75% note payable in monthly installments of $2,269, including interest, with final payment made on May 27, 2018*	-	2,000
4.05% note payable in monthly installments of $3,680, including interest, with final payment due January 10, 2020*	-	75,000
Total long-term debt	1,922,000	1,836,000
Less current installments	1,121,000	1,706,000
Long-term debt, excluding current installments	$801,000	$130,000

* Represents amounts previously due under the previous financing agreement that were repaid in full in October 2018.

The asset-based revolving line of credit is intended to be used for working capital purposes and has a capacity of $1,250,000.  The asset-based revolving line of credit is renewable annually upon mutual agreement of Torotel and the Bank. The associated interest rate is equal to the greater of the floating Cornerstone Bank Corporate Base Rate (6.25%  as of April 30, 2019) or a floor of 5%.  Monthly repayments of interest only are required under the asset-based revolving line of credit promissory note with the principal due at maturity.  The borrowing base of the revolving line of credit is limited to 80% of eligible accounts receivable, plus 50% of eligible inventory, plus 80% of eligible equipment.  This asset-based revolving line of credit is cross collateralized and cross defaulted with all other financing agreements of Torotel with the Bank.  Pursuant to a Commercial Security Agreement dated October 19, 2018, between Torotel and the Bank (the “Commercial Security Agreement”), which was entered into in connection with the financing agreements, the asset-based revolving line of credit is secured by a first lien on all business assets of Torotel. Under the revolving line of credit, if the aggregate principal amount of the outstanding advances exceeds the applicable borrowing base, Torotel must pay the Bank an amount equal to the difference between the outstanding principal balance of the revolving line of credit and the borrowing base.

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

The real estate term loan is in the principal amount of $815,000 and has a 5-year term with a 20-year amortization period, with the balance at maturity on October 19, 2023.  The associated interest rate is fixed at 5.35%.  Monthly repayments of approximately $5,573, consisting of both interest and principal, are required.  The final payment of approximately $690,829 is due on the maturity date.  This real estate term loan is cross collateralized and cross defaulted with the other financing agreements.  The real estate term loan is secured by a first lien priority real estate mortgage on the property located at 620 North Lindenwood Drive in Olathe, Kansas pursuant to the Commercial Security Agreement.

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

The amount of long-term debt maturities by year is as follows:

Year Ending April 30,	Amount
2020	$1,121,000
2021	47,000
2022	23,000
2023	25,000
2024	706,000
$1,922,000

Irrevocable Standby Letter of Credit

Under the terms of a lease amendment for its manufacturing facility located in Olathe, Kansas (see Note 6), Torotel provided the landlord an irrevocable standby letter of credit in the original amount of $300,000 as additional security. The balance under the letter of credit will automatically reduce in accordance with the below schedule if not drawn upon:

Date of Reduction	Amount of Reduction	Balance of Letter of Credit
January 1, 2020	$75,000	$225,000
January 1, 2021	75,000	150,000
January 1, 2022	75,000	75,000
January 1, 2023	75,000	-

NOTE 5—INCOME TAXES

The components of the provision (benefit) for income taxes are as follows:

	2019	2018
Current tax expense (benefit)
Federal	$(34,000)	$—
State	13,000	2,000
	(21,000)	2,000
Deferred tax expense
Federal	34,000	612,000
State	—	67,000
	34,000	679,000
Total income tax provision	$13,000	$681,000

The provision for income taxes reflected in the consolidated statements of operations differs from the amounts computed at the federal statutory tax rates.

The principal differences between our statutory income tax expense and the effective provision for income taxes are summarized as follows:

	2019	2018
Computed tax expense at statutory rates	$137,000	$(405,000)
Permanent differences	6,000	11,000
State tax and credits	56,000	(49,000)
Adjustments required by change in method of accounting as a result of adopting ASC 606	31,000	—
Return to provision	—	6,000
Impact of federal rate change	—	467,000
Increase (decrease) in valuation allowance	(217,000)	651,000
	$13,000	$681,000

We have available as benefits to reduce future income taxes, subject to applicable limitations, estimated federal net operating loss carryforward amounts as described below.

Net Operating Loss
Year of Expiration	Carryforwards
2037	$48,000
2038	909,000
$957,000

The following table summarizes the components of the net deferred income tax asset:

	2019	2018
Net operating loss carryforwards	$226,000	$574,000
Inventory valuation reserve	89,000	98,000
Loss on equity and impairment in investee	301,000	301,000
Tax credit carryforward	34,000	68,000
Adjustments required by change in method of accounting as a result of adopting ASC 606	(31,000)	—
Cost of sales adjustment from ASC 606	163,000	—
Depreciation expense	(111,000)	(118,000)
Uniform capitalization	19,000	12,000
Bad debt reserve	3,000	3,000
Warranty reserve	9,000	80,000
Accrued vacation	7,000	12,000
Accrued bonuses	42,000	19,000
Accrued commissions	16,000	16,000
Claims reserve	7,000	7,000
Stock compensation	76,000	47,000
Deferred rent	55,000	36,000
Other	—	1,000
	905,000	1,156,000
Less: valuation allowance	(871,000)	(1,088,000)
	$34,000	$68,000

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act make broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent effective for tax years beginning after January 1, 2018; (2) extending bonus depreciation that will allow for full expensing of qualified property; and, (3) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized. The corporate tax rate change is administratively effective at the beginning of our fiscal year, using a blended statutory rate of 30.4% for the annual period.

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

As of April 30, 2018, the Company had federal minimum tax credit carryforwards of $68,000. In 2019, 50% of the federal minimum tax credit carryforwards were refunded.

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

The net change in the valuation allowance for the year ended April 30, 2019 was a decrease of $217,000.  Valuation allowances are reviewed on a quarterly basis and adjustments made as appropriate.  The decrease in the valuation allowance in 2019 resulted from utilization of NOLs and credits.

The Company's determination of the realizable deferred tax assets requires the exercise of significant judgment, based in part on business plans and expectations about future outcomes. In the event the actual results differ from these estimates in future periods, the Company may need to adjust the valuation allowance, which could materially impact our financial position and results of operations. The Company will continue to assess the need for a valuation allowance in future periods. As of April 30, 2019 and 2018, the Company maintained a valuation allowance of $871,000 and $1,088,000, respectively, for its deferred tax assets.

As of April 30, 2019, the federal tax returns for the fiscal years ended 2016 through 2018 remain subject to examination and assessment. Fiscal years ending before 2016 remain open solely for purposes of examination of our loss and credit carryforwards. As of April 30, 2019, the Company has no federal or state examinations ongoing.

We recognize accrued interest and penalties related to unrecognized tax benefits, as well as interest received from favorable tax settlements, within income tax expense. As of April 30, 2019 and 2018, we recorded no accrued interest or penalties related to uncertain tax positions. We expect no significant change in the amount of unrecognized tax benefit, accrued interest or penalties within the next twelve months.

NOTE 6—COMMITMENTS AND CONTINGENCIES

As part of our ongoing operations, we enter into arrangements that obligate us to make future payments to various parties. Some of these contractual obligations are not reflected on the accompanying consolidated balance sheets due to the nature of the obligations. Such obligations include operating leases for production space and for equipment.

On July 10, 2014, we entered into a real estate lease agreement in Hatfield, Pennsylvania to lease approximately 5,000 square feet for manufacturing electromechanical assemblies and other transformers.  This agreement commenced on August 1, 2014 and continues through July 31, 2019.  During fiscal year 2019, the lease was automatically extended, as stated within the original lease agreement, for an additional one year period to July 31, 2020.

On October 31, 2016, Torotel entered into the Second Amendment (“Second Amendment”) to the lease for its Rogers Road facility located in Olathe, Kansas. The Second Amendment became effective as of April 1, 2017, and served to extend the lease term through December 31, 2026 and expand the leased space from approximately 14,137 square feet to approximately 72,388 square feet. The Second Amendment provides that through December 31, 2018, the monthly base rate is $26,844, and subsequently through December 31, 2019 and 2020, the monthly base rate is $29,257 and $32,876, respectively, escalating annually thereafter as previously disclosed in our other public filings. The Second Amendment required Torotel to increase its security deposit from $12,750 to $55,000 and provide a letter of credit as additional security. Additionally, the Second Amendment addressed other terms and conditions by which Torotel is leasing the facility or may terminate the lease, and provided Torotel two separate options to extend the lease term for additional five year periods.

Future minimum lease payments on operating leases are as follows:

	Capital	Operating
Fiscal Years Ending April 30,	Leases	Leases
2020	$75,000	$441,000
2021	27,000	418,000
2022	—	430,000
2023	—	442,000
2024	—	452,000
2025	—	456,000
2026	—	467,000
2027	—	350,000
	102,000	3,456,000
Less: Amounts representing interest	(4,000)	—
Total	$98,000	$3,456,000

The gross amount of assets recorded under capital leases amounted to $225,000 of equipment.

Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods free of rent. Total rent expense for all operating leases for the fiscal years ended April 30, 2019 and 2018 was $650,000 and $596,000, respectively.

Torotel is subject to legal proceedings and claims that arise in the normal course of business.  It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the financial position or results of operations of Torotel.

NOTE 7—EMPLOYEE INCENTIVE PLANS

Short-term Cash Incentive Plan

The Short-term Cash Incentive Plan ("STIP") became effective for fiscal year 2008. The purpose of the STIP is to promote the long-term financial performance of Torotel by providing key employees with the opportunity to earn cash awards for accomplishing annual goals for Return on Capital Employed ("ROCE") as defined in the STIP. For the years ended April 30, 2019 and 2018, there were no short-term cash incentive plan expenses.

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

Long-term Cash Incentive Plan

The Long-term Cash Incentive Plan ("LTCIP") provides key employees with the opportunity to earn cash awards for accomplishing plan goals based on predetermined targets for average annual sales and earnings growth, ROCE and debt to equity. Under the terms of the LTCIP, awards will not be paid if Torotel's performance on any LTCIP metric is less than the threshold level of performance defined for that LTCIP metric. For the years ended April 30, 2019 and 2018, total long-term cash incentive plan expense was $0 for both years.

Performance Bonus

We provided discretionary performance bonuses for employees.  Total expense for these bonuses was $209,000 and $71,000 for the years ended April 30, 2019 and 2018.

401(k) Retirement Plan

We have a 401(k) Retirement Plan for Torotel’s employees. Employer contributions to that plan are at the discretion of the Board of Directors. Employer contributions to the plan for the years ended April 30, 2019 and 2018 were  $148,000 and $137,000, respectively.

NOTE 8—RESTRICTED STOCK AGREEMENTS

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

The Shares were granted subject to restrictions that prohibit them from being sold, assigned, pledged or otherwise disposed of until the restrictions lapse.  The restrictions will lapse on the fifth anniversary of the date of grant if during the five year restriction period, (1) the Company's cumulative annual growth in revenue is at least 10%, and (2) the average economic value added as a percentage of revenue is at least 2%. The economic value added, which attempts to capture the true economic profit, will be calculated as the operating profit less the cost of capital with adjustments made for taxes. The restrictions will also lapse, if prior to the fifth anniversary of the date of grant, (1) the grantee's employment with the Company is terminated by reason of disability, (2) the grantee dies, or (3) the Committee, in its sole discretion, terminates the restrictions.  If the restrictions on the Shares have not lapsed by the fifth anniversary of the date of grant, the Shares will be forfeited to the Company.  For the years ended April 30, 2019 and 2018, there were no stock award plan expenses.

Stock Compensation Costs and Restricted Stock Activity

Total stock compensation cost for both years ended April 30, 2019 and 2018, was $108,000.

.

Restricted stock activity for each year ended through April 30 is summarized as follows:

	2019		2018
	Restricted	Weighted	Restricted	Weighted
	Shares	Average	Shares	Average
	Under	Grant	Under	Grant
	Option	Price	Option	Price
Outstanding at May 1	730,000	$0.740	730,000	$0.740
Granted	—	—	—	—
Forfeited	—	—	—	—
Outstanding at April 30	730,000	$0.740	730,000	$0.740

NOTE 9—STOCKHOLDERS' EQUITY

The changes in shares of common stock outstanding as of April 30 of each year are summarized as follows:

	2019	2018
Balance, May 1	5,995,750	5,995,750
Shares released from treasury for restricted stock grants	—	—
Newly issued shares for restricted stock grants	—	—
Shares reverted to treasury for restricted stock forfeitures	—	—
Balance, April 30	5,995,750	5,995,750

NOTE 10—EARNINGS (LOSS) PER SHARE

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

The basic earnings (loss) per common share were computed as follows:

	Year Ended
	2019	2018
Net income (loss)	$642,000	$(2,015,000)
Amounts allocated to participating securities (nonvested restricted shares)	(78,000)	—
Net income (loss) attributable to common shareholders	$564,000	$(2,015,000)
Basic weighted average common shares	5,265,750	5,265,750
Earnings (loss) per share attributable to common shareholders:
Basic earnings (loss) per share	$0.11	$(0.38)

ASC 260, Earnings per Share, provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be participating securities and must be included in the computation of earnings per share pursuant to the two-class method.  Diluted earnings per share is not presented as we do not have any shares considered incremental and dilutive.

NOTE 11—ACCRUED LIABILITIES

Accrued liabilities as of April 30 of each year consist of the following:

	2019	2018
Employee related expenses:
Accrued payroll	$286,000	$167,000
Accrued payroll taxes	22,000	13,000
Accrued employee benefits	165,000	129,000
	$473,000	$309,000
Other, including interest:
Warranty reserve	$22,000	$300,000
Property taxes	20,000	18,000
Deferred rent	206,000	129,000
Other	103,000	61,000
	$351,000	$508,000
	$824,000	$817,000

The changes in warranty reserve as of April 30 of each year are summarized as follows:

	2019	2018
Balance, May 1	$300,000	$24,000
Credit memos issued	(212,000)	(52,000)
Provision for warranty accrual	(66,000)	328,000
Balance, April 30	$22,000	$300,000

NOTE 12—CUSTOMER DEPOSITS

For certain customers, we collect payment at the time the order is placed.  These deposits are classified as a liability and will be recognized as revenue at the time of shipment in accordance with our revenue recognition policy.  As of April 30, 2019 and April 30, 2018 we had approximately $24,000 and $219,000, respectively in customer deposits related to this arrangement.

NOTE 13—SELF-INSURANCE CAPTIVE

We are a member of a limited liability company formed as an insurance association captive (the "captive") in order to provide partially self-insured health benefits to our employees that elect coverage under the plan. Our membership percentage in this captive is approximately 0.5% and represents an investment of $87,000.  Therefore, our investment is accounted for utilizing the cost method of accounting. Our risk of loss is limited to our investment in the captive and we are not required to fund additional capital to the captive in the event of negative capital accounts.  Our share of net income from the captive is based on our ratio of contribution to the captive.  No income has been allocated in either fiscal year 2019 or 2018.

We maintain a reserve for incurred but not reported medical claims and claim development. Our reserve is an estimate based on historical experience and other assumptions, some of which are subjective. We adjust our self-insured medical benefits reserve as we experience changes due to medical inflation, changes in the number of plan participants and changes to specific cases.  Our total reserve for these claims for both fiscal years ended April 30, 2019 and 2018 was $25,000.

NOTE 14—NET SALES BY PRODUCT LINE AND GEOGRAPHY

Torotel’s net sales by market, product line and geography for the periods presented were as follows:

Years ended April 30,	2019	2018
Commercial Aerospace	$7,690,000	7,830,000
Defense	11,849,000	9,611,000
Industrial	1,016,000	955,000
Total consolidated net sales	$20,555,000	$18,396,000

Years ended April 30,	2019	2018
Magnetic components	$10,600,000	$9,251,000
Potted coil assembly	5,751,000	5,962,000
Electro-mechanical assemblies	3,920,000	3,060,000
Large transformers	284,000	123,000
Total consolidated net sales	$20,555,000	$18,396,000

Years ended April 30,	2019	2018
Domestic	$18,472,000	$16,237,000
Foreign	2,083,000	2,159,000
Total consolidated net sales	$20,555,000	$18,396,000

The amounts presented above for fiscal year 2018 are recognized under ASC 605.  The amounts presented for fiscal year 2019 are recognized under ASC 606.  See the policy on revenue recognition within Note 1 and further disclosures of the effects associated with the adoption of ASC 606 within Note 3 – Revenue.

Torotel currently has a primary base of approximately 15 customers that provide nearly 91% of its annual sales volume.  Sales to two major customers as a percentage of consolidated net sales for the fiscal year ended April 30, 2019 was 30% and 21% respectively. Sales to two major customers as a percentage of consolidated net sales for the fiscal year ended April 30, 2018 was 34% and 18% respectively. Trade receivables from one major customer as a percentage of consolidated net trade receivables for the fiscal years ended April 30, 2019 and 2018 was 15% and 36%, respectively.

NOTE 15—LEASED PROPERTY

On February 15, 2019, a lease agreement became effective for tenant occupancy of the 23,924 square foot building owned by Torotel. Monthly installment payments of $11,500 began to be paid to us on March 1, 2019. The lease is for a sixty-two month term with monthly payments escalating periodically from $11,500 to $15,500. The tenant has the right to elect to purchase the building. The election to purchase must be made within the lease term or Torotel is not prohibited from placing the building up for public sale.

Torotel’s leased property by asset category was as follows:

Year ended April 30,	2019
Land	$265,000
Buildings and improvements	1,000,000
1,265,000
Less accumulated depreciation	(659,000)
Net leased property	$606,000

Depreciation resulting from the leased property amounted to $35,000 during fiscal year 2019.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of April 30, 2019 and based on that evaluation have concluded that these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework contained in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of April 30, 2019.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three-month period ending April 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information

None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the information contained in our definitive proxy statement to be filed with the SEC no later than 120 days after the end of our most recent fiscal year in connection with our 2019 Annual Meeting of Shareholders.

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

ITEM 11.    Executive Compensation

The information required by this item is incorporated herein by reference to the information contained in our definitive proxy statement to be filed with the SEC no later than 120 days after the end of our most recent fiscal year in connection with our 2019 Annual Meeting of Shareholders.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the information contained in our definitive proxy statement to be filed with the SEC no later than 120 days after the end of our most recent fiscal year in connection with our 2019 Annual Meeting of Shareholders.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the information contained in our definitive proxy statement to be filed with the SEC no later than 120 days after the end of our most recent fiscal year in connection with our 2019 Annual Meeting of Shareholders.

ITEM 14.    Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the information contained in our definitive proxy statement to be filed with the SEC no later than 120 days after the end of our most recent fiscal year in connection with our 2019 Annual Meeting of Shareholders.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules

(a)

(b) Exhibits (Electronic Filing Only)

Exhibit 3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of Form 8-K filed with the SEC on September 25, 2009, SEC File Number 001-08125)
Exhibit 3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 of Form 10-Q filed with the SEC on March 13, 2018, SEC File Number 001-08125)
Exhibit 4.1*	Description of Capital Stock
Exhibit 10.1#	Form of Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the SEC on July 7, 2006, SEC File Number 001-08125)
Exhibit 10.2#	Form of Restricted Stock Agreement, approved September 19, 2016 (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the SEC on September 22, 2016, SEC File Number 001-08125)
Exhibit 10.3#	Short-term Cash Incentive Plan (incorporated by reference to Exhibit 10.8 of Form 10-KSB filed with the SEC on July 30, 2007, SEC File Number 001-08125)
Exhibit 10.4#	Stock Award Plan (incorporated by reference to Exhibit 10.9 of Form 10-KSB filed with the SEC on July 30, 2007, SEC File Number 001-08125)
Exhibit 10.5#	Long-term Cash Incentive Plan (incorporated by reference to Exhibit 10.10 of Form 10-KSB filed with the SEC on July 30, 2007, SEC File Number 001-08125)
Exhibit 10.6

Standard Industrial/Commercial Multi-Tenant Lease - Net dated July 30, 2010 by and between 96-OP Prop, LLC, and Torotel (Incorporated by reference to Exhibit 10.8 of Form 8-K filed with the SEC on August 4, 2010, SEC File Number 001-08125)

Exhibit 10.7

First Amendment to Lease dated December 20, 2013 by and between 96-OP Prop, L.L.C., and Torotel (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the SEC on December 24, 2013, SEC File Number 001-08125)

Exhibit 10.8

Second Amendment to Lease, dated October 31, 2016 by and between 96-OP Prop. L.L.C. and Torotel (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the SEC on November 4, 2016, SEC File Number 001-08125)

Exhibit 10.9

Lease Agreement dated July 10, 2014 by and between Bergey Road Industrial Associates, and Torotel, Inc., a Missouri corporation (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the SEC on July 14, 2014, SEC File Number 001-08125)

Exhibit 10.10

Third Amendment to Lease, dated as of August 30, 2017, by and between 96-OP Prop, L.L.C. and Torotel, Inc. (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the SEC on September 5, 2017, SEC File Number 001-08125)

Exhibit 10.11

Business Loan Agreement (asset based revolving line of credit) dated as of October 19, 2018, by and between Torotel, Inc. and Cornerstone Bank (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the SEC on October 25, 2018, SEC File Number 001-08125)

Exhibit 10.12

Business Loan Agreement (real estate term loan) dated as of October 19, 2018, by and between Torotel, Inc. and Cornerstone Bank (incorporated by reference to Exhibit 10.3 of Form 8-K filed with the SEC on October 25, 2018, SEC File Number 001-08125)

Exhibit 10.13

Business Loan Agreement (guidance line of credit)  dated as of October 19, 2018, by and between Torotel, Inc. and Cornerstone Bank (incorporated by reference to Exhibit 10.2 of Form 8-K filed with the SEC on October 25, 2018, SEC File Number 001-08125)

Exhibit 14

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

Torotel, Inc.

By:	/s/ HEATH C. HANCOCK
Heath C. Hancock
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

	Date:	July 23, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ DALE H. SIZEMORE, JR.		By:	/s/ ANTHONY L. LEWIS
	Dale H. Sizemore, Jr.			Anthony L. Lewis
	Chairman of the Board, President,			Director
Chief Executive Officer (Principal Executive Officer) and Director

	Date:	July 23, 2019		Date:	July 23, 2019

By:	/s/ RICHARD A. SIZEMORE		By:	/s/ STEPHEN K. SWINSON
	Richard A. Sizemore			Stephen K. Swinson
	Director			Director

	Date:	July 23, 2019		Date:	July 23, 2019

By:	/s/ BARRY B. HENDRIX		By:	/s/ HEATH C. HANCOCK
	Barry B. Hendrix			Heath C. Hancock
	Director			Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

	Date:	July 23, 2019		Date:	July 23, 2019

By:	/s/ S. SCOTT STILL
S. SCOTT STILL
Director

	Date:	July 23, 2019