Form 10-Q
period 2019-07-31
TOROTEL INC
filed 2019-09-13
CIK 98752

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31,  2019

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 001-8125

TOROTEL, INC.

(Exact name of registrant as specified in its charter)

MISSOURI	44-0610086
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

520 N. ROGERS ROAD, OLATHE, KANSAS	66062
(Address of principal executive offices)	(Zip Code)

(913) 747-6111

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	N/A	N/A

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

As of  September  13, 2019, there were 5,995,750 shares of Common Stock, $0.01 par value, outstanding.

TOROTEL, INC. AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	July 31, 2019	April 30, 2019
ASSETS
Current assets:
Cash	$353,000	$58,000
Trade receivables, net	2,468,000	2,590,000
Contract assets	1,173,000	1,104,000
Inventories	3,256,000	3,054,000
Prepaid expenses	385,000	152,000
	7,635,000	6,958,000

Land	265,000	265,000
Buildings and improvements	1,578,000	1,569,000
Equipment	4,152,000	4,045,000
	5,995,000	5,879,000
Less accumulated depreciation	4,148,000	4,056,000
Property, plant and equipment, net	1,847,000	1,823,000

Operating right-of-use assets	2,214,000	—
Deferred income taxes	34,000	34,000
Other assets	152,000	186,000

Total Assets	$11,882,000	$9,001,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$666,000	$1,121,000
Current maturities of operating lease liabilities	378,000	—
Current maturities of finance lease liabilities	73,000	—
Trade accounts payable	1,671,000	1,625,000
Accrued liabilities	1,129,000	824,000
Customer deposits	26,000	24,000
	3,943,000	3,594,000

Long-term debt, less current maturities	811,000	801,000
Operating lease liabilities, less current maturities	2,042,000	—
Finance lease liabilities, less current maturities	9,000	—
	2,862,000	801,000
Stockholders' equity:
Common stock; par value $0.01; 6,000,000 shares authorized; 5,995,750 shares issued and outstanding	60,000	60,000
Capital in excess of par value	12,572,000	12,545,000
Accumulated deficit	(7,555,000)	(7,999,000)
	5,077,000	4,606,000

Total Liabilities and Stockholders' Equity	$11,882,000	$9,001,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	July 31, 2019	July 31, 2018
Net sales	$6,346,000	$4,473,000
Cost of goods sold	3,953,000	2,994,000
Gross profit	2,393,000	1,479,000
Operating expenses:
Engineering	388,000	302,000
Selling, general and administrative	1,423,000	1,211,000
	1,811,000	1,513,000
Income (loss) from operations	582,000	(34,000)
Other expense:
Interest expense, net	27,000	24,000
Income (loss) before income tax expense	555,000	(58,000)
Income tax expense (benefit)	111,000	(15,000)
Net income (loss)	$444,000	$(43,000)
Basic earnings (loss) per share	$0.07	$(0.01)

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

			Capital In		Total
		Common	Excess of	Accumulated	Stockholders'
	Shares	Stock	Par Value	Deficit	Equity
For The Three Months Ended July 31, 2018:
Balance, April 30, 2018	5,995,750	$60,000	$12,437,000	$(8,743,000)	$3,754,000
Stock compensation earned	—	—	27,000	—	27,000
Net loss	—	—	—	(43,000)	(43,000)
Cumulative effect of adoption of new accounting principle	—	—	—	102,000	102,000
Balance, July 31, 2018	5,995,750	60,000	12,464,000	(8,684,000)	3,840,000

For The Three Months Ended July 31, 2019:
Balance, April 30, 2019	5,995,750	$60,000	$12,545,000	$(7,999,000)	$4,606,000
Stock compensation earned	—	—	27,000	—	27,000
Net income	—	—	—	444,000	444,000
Balance, July 31, 2019	5,995,750	60,000	12,572,000	(7,555,000)	5,077,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	July 31, 2019	July 31, 2018
Cash flows from operating activities:
Net income (loss)	$444,000	$(43,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock compensation cost amortized	27,000	27,000
Depreciation	92,000	84,000
Deferred income taxes	—	(15,000)
Changes in operating assets and liabilities:
Trade receivables	122,000	174,000
Contract assets	(69,000)	(233,000)
Inventories	(202,000)	(539,000)
Prepaid expenses and other assets	(199,000)	71,000
Operating lease right-of-use assets	53,000	—
Trade accounts payable	46,000	59,000
Accrued liabilities	511,000	218,000
Current and long-term operating lease liabilities	(53,000)	—
Customer deposits	2,000	(61,000)
Net cash provided by (used in) operating activities	774,000	(258,000)
Cash flows from investing activities:
Capital expenditures	(116,000)	(50,000)
Net cash used in investing activities	(116,000)	(50,000)
Cash flows from financing activities:
Principal payments on long-term debt	(7,000)	(19,000)
Principal payments under capital and financing lease obligations	(16,000)	(27,000)
Payments on line of credit	(3,777,000)	—
Proceeds from line of credit	3,437,000	—
Net cash used in financing activities	(363,000)	(46,000)
Net increase (decrease) in cash	295,000	(354,000)
Cash, beginning of period	58,000	575,000
Cash, end of period	$353,000	$221,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$27,000	$24,000
Capital leases reclassified from long-term debt to finance lease liabilities	98,000	—
Deferred lease reclassified from accrued liabilities to operating right-of-use assets	206,000	—

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The consolidated condensed balance sheet as of April 30,  2019, which has been derived from the audited financial statements of Torotel, Inc. ("Torotel" or the “Company”), is accompanied by the unaudited interim consolidated condensed financial statements, which reflect the normal recurring adjustments that in the opinion of management are necessary to present fairly Torotel’s consolidated financial position at July 31,  2019, and the consolidated results of operations and cash flows for the three months ended July 31,  2019, and 2018, respectively.

The unaudited interim consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although management believes the disclosures made are adequate to make the information not misleading. The financial statements contained herein should be read in conjunction with Torotel’s consolidated financial statements and related notes filed on Torotel's Form 10-K for the year ended April 30, 2019 as filed with the SEC on July 23, 2019.

Accounting Pronouncements Recently Adopted

The Company adopted the guidance of ASU No. 2016-02, Leases, (“ASC 842”) as of May 1, 2019 using the modified retrospective transition approach with the cumulative effect recognized at the date of initial application. The comparative information in the prior year has not been adjusted and continues to be reported under ASC 840, Leases, which was the accounting standard in effect for that period. ASC 842 requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations and presentation of cash flows. See Note 5—Leases for the required disclosures of the nature, amount, timing, and uncertainty of cash flows arising from leases.

NOTE 2 — NATURE OF OPERATIONS

Torotel conducts business through its wholly owned subsidiary, Torotel Products, Inc. (“Torotel Products”). Torotel Products specializes in the custom design and manufacture of a wide variety of precision magnetic components, consisting of transformers, inductors, reactors, chokes, toroidal coils, high voltage transformers, dry-type transformers and electro-mechanical assemblies, for use in commercial, industrial and military electronics.

NOTE 3—INVENTORIES

The following table summarizes the components of inventories:

	July 31, 2019	April 30, 2019
Raw materials	$1,786,000	$1,723,000
Work in process	1,345,000	1,052,000
Finished goods	125,000	279,000
	$3,256,000	$3,054,000

NOTE 4—REVENUE

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

3)

Determination of the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods or services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company's contracts as of July 31, 2019 contained a significant financing component. Determining the transaction price requires significant judgment, which is discussed by revenue category in further detail below.

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

Performance Obligations Satisfied Over Time

We recognize revenue on agreements for the sale of customized goods for use in commercial aerospace and military electronics on an over time basis.

Commercial Aerospace and Defense Parts

Performance obligations under long-term agreements are considered to be under contract at the time that authorization to ship has been obtained from the customer, except for one long-term agreement which provides a contract for two specific parts if the ship date is within 21 days.  Performance obligations under standalone purchase orders are considered to be under contract at the time that the purchase order is received. Parts manufactured for customers in our aerospace and defense product revenue stream must be built to certain specifications that are then qualified by the customer. Due to the proprietary nature of our custom-built products designed for a specific use by our aerospace and defense customers, control is considered to be with the customer as the products are finalized and placed into finished goods.  Goods within this revenue stream do not provide simultaneous receipt and benefit to the customer.  The goods are controlled by our customers once the finished parts are created.  The customers prevent any alternative use of the asset and an enforceable right to payment does exist.  We provide for potential losses on any of these agreements when it is probable that we will incur the loss.

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

Performance Obligations Satisfied at a Point in Time

We recognize revenue on agreements for the sale of customized goods for use in the industrial and commercial market on point in time basis.

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

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.  Shipping and handling costs do not have a material impact to the financial statements.  No impairment losses were recognized in the three months ending July 31, 2019 and 2018, relating to receivables or contract assets arising from contracts with customers.

Disaggregation of Revenue

The following tables summarize revenue from contracts with customers for the three months ended July 31, 2019 and 2018.

	Three Months Ended
	July 31, 2019	July 31, 2018
Markets
Commercial Aerospace	$2,410,000	$1,760,000
Defense	3,823,000	2,277,000
Industrial	113,000	436,000
Total consolidated net sales	$6,346,000	$4,473,000

	Three Months Ended
	July 31, 2019	July 31, 2018
Product Line
Magnetic components	$3,254,000	$2,157,000
Potted coil assembly	1,519,000	1,279,000
Electro-mechanical assemblies	1,573,000	757,000
Large transformers	—	280,000
Total consolidated net sales	$6,346,000	$4,473,000

	Three Months Ended
	July 31, 2019	July 31, 2018
Geography
Domestic	$6,098,000	$4,094,000
Foreign	248,000	379,000
Total consolidated net sales	$6,346,000	$4,473,000

Contract balances

All contract asset balances relate to customer contracts entered into during the fiscal year ending April 30, 2020.  We have no contract liabilities other than customer deposits which represent prepaid consideration for contracts with customers.  There have been no significant adjustments to contract asset balances related to contract modifications.  We have certain customers totaling revenue of $1,592,000 with variable payment terms related to discounts in the amount of $12,000 in the fiscal year ending April 30, 2020.

Remaining performance obligation

As of July  31, 2019, the aggregate amount of the contracted revenues allocated to our unsatisfied (or partially unsatisfied) performance obligations was $5,043,000. The balance of unsatisfied performance obligations excludes contracts with original maturities of one year or less.  We expect to recognize revenue as we satisfy our remaining performance obligations.  Total remaining performance obligation to be recognized in the fiscal year ending April 30, 2020 is expected to be $4,298,000.  Total remaining performance obligation to be recognized in the fiscal year ending April 30, 2021 is expected to be $745,000.

NOTE 5—LEASES

The Company adopted ASC 842 on May 1, 2019 using the modified retrospective transition method; and therefore, the comparative information has not been adjusted for the three months ended July 31, 2018 or as of April 30, 2019. Upon transition to the new standard, the Company elected the package of practical expedients, which permitted the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs.

The Company leases buildings and equipment under operating and finance leases. The majority of the Company’s operations are conducted in premises occupied under lease agreements with initial base terms ranging from 5 to 15 years, with certain leases containing options to extend the leases for up to an additional 10 years. The Company typically does not believe that exercise of the renewal options is reasonably assured at the inception of the lease agreements and, therefore, considers the initial base term as the lease term. Lease terms vary but generally the leases provide for fixed and escalating rentals or contingent escalating rentals based on the Consumer Price Index.

Operating lease ROU assets and lease liabilities were recognized at commencement date based on the present value of minimum lease payments over the remaining lease term. The minimum lease payments include base rent  payments. The Company’s leases have remaining lease terms of approximately 1 year to 8 years, which may include the option to extend the lease when it is reasonably certain the Company will exercise that option. The present value of the lease payments is calculated using the incremental borrowing rate for operating leases, which was determined using a portfolio approach based on the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company’s lease agreements do not contain any material residual value guarantees. The Company elected the practical expedient to not separate lease and non-lease components and also elected the short-term practical expedient for all leases that qualify. As a result, the Company will not recognize ROU assets or liabilities for short-term leases that qualify for the short-term practical expedient, but instead will recognize the lease payments as lease cost on a straight-line basis over the lease term.

As a result of adopting ASC 842, the Company’s consolidated balance sheet includes additional operating ROU lease assets and total operating lease liabilities of $2,214,000 and $2,420,000, respectively, at July 31, 2019. The initial measurement occurring on May 1, 2019, resulted in operating lease ROU assets of $2,267,000, finance lease ROU assets of $98,000, current operating lease liabilities of $380,000, current finance lease liabilities of $73,000, noncurrent operating lease liabilities of $2,093,000,  and noncurrent finance lease liabilities of $25,000.  The difference of $206,000 between the ROU assets and the lease liabilities results from a reclassification of deferred rent to the operating lease ROU asset of $206,000.

The following table provides the operating and finance ROU assets and lease liabilities:

	Balance Sheet Classification	July 31, 2019
Assets
Operating lease right-of-use assets	Operating right-of-use assets	$2,214,000
Finance lease right-of-use assets	Property, plant and equipment, net	82,000
Total leased assets		$2,296,000

Liabilities
Current
Operating lease liabilities	Current maturities of operating lease liabilities	$378,000
Finance lease liabilities	Current maturities of finance lease liabilities	73,000
Noncurrent
Operating lease liabilities	Operating lease liabilities, less current maturities	2,042,000
Finance lease liabilities	Finance lease liabilities, less current maturities	9,000
Total lease liabilities		$2,502,000

The components of lease expense were as follows:

July 31, 2019

Operating lease expense	$112,000
Finance lease expense
Amortization of right-to-use assets	10,000
Interest on lease liabilities	3,000
Total finance lease expense	13,000
Total lease expense	$125,000

The supplemental components of cash flows were as follows:

July 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$112,000
Financing cash flows from finance leases	16,000
Total cash paid for amounts included in the measurement of lease liabilities	$128,000

The following table respresents the weighted-average remaining lease term and discount rate as of July 31, 2019:

	July 31, 2019
	Weighted Average	Weighted Average
	Remaining	Discount
Lease Term and Discount Rate	Lease Term (years)	Rate
Operating leases	7.24	4.51%
Finance leases	1.12	5.45%

Future minimum lease payments on the amended operating lease and future minimum finance lease payments as of July 31, 2019 are as follows:

	Finance Lease	Operating Lease
Fiscal Years Ending April 30,	Payments	Payments
2020	$55,000	$342,000
2021	27,000	418,000
2022	—	430,000
2023	—	442,000
2024	—	452,000
2025	—	456,000
2026	—	467,000
2027	—	350,000
	82,000	3,357,000

NOTE 6—FINANCING AGREEMENTS

On October 19, 2018, Torotel entered into three new business loan agreements (the “financing agreements”) with Cornerstone Bank (the “Bank”).  The financing agreements provide for an asset-backed revolving line of credit, a guidance line of credit, and a real estate term loan.  A summary of the notes issued under the financing agreements is provided below:

	July 31, 2019	April 30, 2019
6.25% asset-based revolving line of credit with a maturity date of October 19, 2019	$636,000	$975,000
6.25% guidance line of credit with a maturity date of October 19, 2019	-	54,000
5.35% mortgage note payable in monthly installments of $5,573, including interest, with final payment of $690,829 due October 19, 2023	789,000	795,000
5.50% equipment term loan note payable in monthly installments of $1,034, including interest, with final payment of $1,034 due on May 13, 2024	52,000	-
Capital lease obligations (see Note 5)	-	98,000
Total long-term debt	1,477,000	1,922,000
Less current installments	666,000	1,121,000
Long-term debt, excluding current installments	$811,000	$801,000

The asset-based revolving line of credit is intended to be used for working capital purposes and has a capacity of $1,500,000.  The asset-based revolving line of credit is renewable annually upon mutual agreement of Torotel and the Bank. The Company intends to renew the asset-based revolving line of credit.  The associated interest rate is equal to the greater of the floating Cornerstone Bank Corporate Base Rate (6.25%  as of July 31, 2019) or a floor of 5% (as listed above).  Monthly repayments of interest only are required under the asset-based revolving line of credit promissory note with the principal due at maturity.  The borrowing base of the revolving line of credit is limited to 80% of eligible accounts receivable, plus 50% of eligible inventory, plus 80% of eligible equipment.  This asset-based revolving line of credit is cross collateralized and cross defaulted with all other financing agreements of Torotel with the Bank.  Pursuant to a

Commercial Security Agreement dated October 19, 2018, between Torotel and the Bank (the “Commercial Security Agreement”), which was entered into in connection with the financiang agreements, the asset-based revolving line of credit is secured by a first lien on all business assets of Torotel. Under the revolving line of credit, if the aggregate principal amount of the outstanding advances exceeds the applicable borrowing base, Torotel must pay the Bank an amount equal to the difference between the outstanding principal balance of the revolving line of credit and the borrowing base.

The equipment note was a guidance line of credit to be used for equipment purchases and had a capacity of $250,000.  On May 13, 2019, Torotel converted the guidance line of credit relating to the equipment note into an equipment term loan.  The equipment term loan is in the principal amount of $54,000 and contains a 5-year term with a 5-year amortization period, with the balance at maturity on May 13, 2024.  The associated interest rate is fixed at 5.50%.  Monthly repayments of approximately $1,034, consisting of both interest and principal, are required.  This final payment of approximately $1,034 is due on the maturity date.  This equipment term loan is cross collateralized and cross defaulted with the other financing agreements of Torotel and is secured by a purchase money security interest in the assets purchased as well as a first lien on all business assets of Torotel.

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

Irrevocable Standby Letter of Credit

Under the terms of a lease amendment for its manufacturing facility located in Olathe, Kansas, Torotel provided the landlord an irrevocable standby letter of credit in the original amount of $300,000 as additional security. The balance under the letter of credit will automatically reduce in accordance with the below schedule if not drawn upon:

Date of Reduction	Amount of Reduction	Balance of Letter of Credit
January 1, 2020	$75,000	$225,000
January 1, 2021	75,000	150,000
January 1, 2022	75,000	75,000
January 1, 2023	75,000	-

NOTE 7—INCOME TAXES

The Company incurred income tax expense of $111,000 during the three months ended July 31, 2019 with an effective tax rate of 19.9%,  compared to income tax benefit of $15,000 during the three months ended July 31, 2018.

As of July 31, 2019, the federal tax returns for the fiscal years ended 2017 through 2019 are open to audit until the statute of limitations closes for the years in which our net operating losses are utilized. We would recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense. As of July 31, 2019, we recorded no accrued interest or penalties related to uncertain tax positions. We expect no significant change in the amount of unrecognized tax benefit, accrued interest or penalties within the next twelve months.

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

Stock Compensation Costs and Restricted Stock Activity

Total stock compensation cost was $27,000 for each of the three months ended July 31,  2019 and 2018.

Restricted stock activity for each three month period through July 31 is summarized as follows:

	2019		2018
	Restricted	Weighted	Restricted	Weighted
	Shares	Average	Shares	Average
	Under	Grant	Under	Grant
	Option	Price	Option	Price
Outstanding at May 1	730,000	$0.740	730,000	$0.740
Granted	—	—	—	—
Forfeited	—	—	—	—
Outstanding at July 31	730,000	$0.740	730,000	$0.740

NOTE 9—STOCKHOLDERS' EQUITY

The shares of common stock outstanding as each three month period ended as of July 31 are summarized as follows:

	2019	2018
Balance, May 1	5,995,750	5,995,750
Shares released from treasury for restricted stock grants	—	—
Newly issued shares for restricted stock grants	—	—
Shares reverted to treasury for restricted stock forfeitures	—	—
Balance, July 31	5,995,750	5,995,750

NOTE 10—EARNINGS PER SHARE

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

The basic earnings (loss) per common share were computed as follows:

	Three Months Ended
	July 31, 2019	July 31, 2018
Net income (loss)	$444,000	$(43,000)
Amounts allocated to participating securities (nonvested restricted shares)	(54,000)	—
Net income (loss) attributable to common shareholders	$390,000	$(43,000)
Basic weighted average common shares	5,265,750	5,265,750
Earnings (loss) per share attributable to common shareholders:
Basic earnings (loss) per share	$0.07	$(0.01)

ASC 260, Earnings per Share, provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be participating securities and must be considered in the computation of earnings per share pursuant to the two-class method.  Diluted earnings per share is not presented as we do not have any shares considered incremental and dilutive.

NOTE 11—CONTRACT ASSETS

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

	July 31, 2019	April 30, 2019
Contract assets	$1,173,000	$1,104,000

Contract assets increased $69,000 between April 30, 2019 and July 31, 2019 due to increased customer contracts, and relates to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations for which we have not yet billed.

NOTE 12 — CUSTOMER DEPOSITS

For certain customers, we collect payment at the time the order is placed.  These deposits are classified as a liability and will be recognized as revenue at the time performance obligations are satisfied in accordance with our revenue recognition policy.  As of July 31, 2019 and April 30, 2019, we had approximately $26,000 and $24,000, respectively, in customer deposits related to these arrangements.

NOTE 13 — CONCENTRATIONS OF CREDIT RISK

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

NOTE 14 – LEASED PROPERTY

The Company adopted ASC 842 on May 1, 2019 using the modified retrospective transition method; and therefore, the comparative information has not been adjusted for the three months ended July 31, 2018 or as of April 30, 2019. Upon transition to the new standard, the Company elected the package of practical expedients, which permitted the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs.

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

Future minimum lease payments on the operating lease as of July 31, 2019 are as follows:

Operating Lease
Fiscal Years Ending April 30,	Payments
2020	$107,500
2021	154,000
2022	166,000
2023	178,000
2024	124,000
Total	$729,500

Torotel’s leased property (where Torotel is the leesor) by asset category was as follows:

	July 31, 2019	April 30, 2019
Land	$265,000	$265,000
Buildings and improvements	1,000,000	1,000,000
	1,265,000	1,265,000
Less accumulated depreciation	(672,000)	(659,000)
Net leased property	$593,000	$606,000

Depreciation resulting from the leased property amounted to $13,000 during the three months ending July 31, 2019.

Forward-Looking Information

This report, as well as our other reports filed with or furnished to the Securities and Exchange Commission (the “SEC”), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast,” “may,” “should,” “predict,” and similar expressions are intended to identify forward-looking statements. Statements regarding expectations, including performance assumptions and estimates relating to capital requirements, as well as other statements that are not historical facts, are forward-looking statements. This report contains forward-looking statements regarding, among other topics, our expected financial position, results of operations, cash flows, strategy, budgets and management's plans and objectives. Accordingly, these forward-looking statements are based on management’s judgments based on currently available information and assumptions about a number of important factors. While we believe that our assumptions about such factors are reasonable, such factors involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These factors include,without limitation:

•	economic, political and legislative factors that could impact defense spending;
•	continued production of the Hellfire II missile system for which we supply parts;
•	loss of key customers and our relatively concentrated customer base;
•	risks in fulfilling military subcontracts;
•	our ability to finance operations;
•	our ability to adequately pass through to customers unanticipated future increases in raw material and labor costs;
•	delays in developing new products;
•	markets for new products and the cost of developing new markets;
•	expected orders that do not occur;
•	our ability to adequately protect and safeguard our network infrastructure from cyber security vulnerabilities;
•	our on-going ability to satisfy our debt repayment obligations;
•	our ability to generate sufficient taxable income to realize the amount of our deferred tax assets; and
•	the impact of competition and price erosion as well as supply and manufacturing constraints;

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

The industry mix of the customers that accounted for Torotel’s net sales for the first three months of the fiscal year ending April 30, 2020 (“fiscal year 2020”) was 60%  defense, 38% commercial aerospace, and 2% industrial compared to 51% defense, 39% commercial aerospace, and 10% industrial for the same period in the fiscal year ending April 30, 2019 (“fiscal year 2019”).  Approximately 96% of Torotel’s sales during the first three months of fiscal year 2020 have been derived from domestic customers.

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

Business and Industry Considerations

Defense Markets

During the first three months of fiscal years 2020 and 2019 the amount of consolidated revenues derived from contracts with prime contractors of the U.S. Department of Defense (“DoD”) was approximately 60% and 51%

respectively. As a result, our financial results in any period could be impacted substantially by spending cuts or increases in the DoD budget and the funds appropriated for certain military programs.

Despite ongoing uncertainty associated with the DoD budget, we believe our overall defense business outlook remains favorable due to the present demand for the potted coil assembly and other existing orders from major defense contractors. As of July 31,  2019, our consolidated order backlog for the defense market was nearly $9.2 million, which included $2.8 million for the potted coil assembly.

Commercial Aerospace and Industrial Markets

We provide magnetic components and electro-mechanical assemblies for a variety of applications in the commercial aerospace and industrial markets. The primary demand drivers for these markets include commercial aircraft orders, oil and gas drilling exploration activity, and general economic growth. While domestic economic growth remains positive, the above demand drivers could be impacted by short-term changes in the economy such as spikes or declines in the price of oil, war, terrorism, or changes in regulation. Other threats to our anticipated positive near-term and long-term market outlook include delays on the development and production of new commercial aircraft and competition from international suppliers. As of July 31,  2019, our consolidated order backlog for the aerospace and industrial markets was $3.8 million. However, a material portion of our business has been converted to long-term agreements.

Business Outlook

Our backlog as of July 31, 2019 as compared to July 31, 2018 increased from $9.6 million to $12.9 million, a 35% increase. This was due primarily to an increase in magnetics and assembly orders.  We anticipate that net sales for fiscal year 2020 will improve from net sales for fiscal year 2019. This is primarily due to the timing of newer program revenue that is projected to ship in fiscal year 2020.  We anticipate that 85% of our $12.9 million backlog as of July 31, 2019 is expected to ship and be converted to sales in fiscal year 2020.

Consolidated Results of Operations

The following management comments regarding Torotel’s results of operations and outlook should be read in conjunction with the Consolidated Condensed Financial Statements and Notes to the Consolidated Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report.

This discussion and analysis of the results of operations include the operations of Torotel and its subsidiary Torotel Products as of July 31, 2019.

Net Sales

	Three Months Ended
	July 31, 2019	July 31, 2018
Magnetic components	$3,254,000	$2,157,000
Potted coil assembly	1,519,000	1,279,000
Electro-mechanical assemblies	1,573,000	757,000
Large transformers	—	280,000
Total	$6,346,000	$4,473,000

Consolidated net sales in the three months ended July 31,  2019 increased 42%, or $1,873,000, compared to the three months ended July 31, 2018.    Consolidated net sales increased primarily because of  increased demand in magnetic components and electro-mechanical assemblies.

Gross Profit

	Three Months Ended
	July 31, 2019	July 31, 2018
Gross profit	$2,393,000	$1,479,000
Gross profit % of net sales	38%	33%

Consolidated gross profit increased by 62%, or $914,000, in the three months ended July 31,  2019 compared to the three months ended July 31, 2018.  Consolidated gross profit increased primarily due to increased direct labor efficiencies during the first quarter of fiscal year 2020, as well as change in product mix.

Operating Expenses

	Three Months Ended
	July 31, 2019	July 31, 2018
Engineering	$388,000	$302,000
Selling, general and administrative	1,423,000	1,211,000
Total	$1,811,000	$1,513,000

Engineering expenses increased 28%, or $86,000, in the three months ended July 31,  2019 compared to the three months ended July 31, 2018.  The increase primarily resulted from an increase in headcount during the first quarter of fiscal year 2020.

Selling, general and administrative expenses increased 18%, or $212,000, in the three months ended July 31,  2019 compared to the three months ended July 31, 2018.  The increase primarily resulted from an increase in headcount during the first quarter of fiscal year 2020.

Earnings (loss) from Operations

	Three Months Ended
	July 31, 2019	July 31, 2018
Torotel Products	$765,000	$104,000
Torotel	(183,000)	(138,000)
Total	$582,000	$(34,000)

For the reasons discussed under each of the Gross Profit and Operating Expenses headings above, consolidated earnings from operations increased by $616,000 and changed to an income position, for the three months ended July 31, 2019 when compared to the three months ended July 31, 2018.

Other Earnings Items

	Three Months Ended
	July 31, 2019	July 31, 2018
Income (loss) from operations	$582,000	$(34,000)
Interest expense	27,000	24,000
Income (loss) before income taxes	555,000	(58,000)
Income tax expense (benefit)	111,000	(15,000)
Net income (loss)	$444,000	$(43,000)

We anticpate that our effective income tax rate for fiscal year ending April 30, 2020 will be 19.9%. For additional discussion related to Income Taxes, see Note 7 of Notes to the Consolidated Financial Statements.

Financial Condition and Liquidity

Cash generated by operations together with the borrowing under our lines of credit are our primary sources of liquidity. The following table highlights the sources of liquidity available to us as of July 31,  2019 compared to July 31, 2018.

	July 31,
	2019	2018
Cash	$353,000	$221,000
Amount available under our building line of credit	-	35,000
Amount available under our equipment loan	-	436,000
Amount available under our 6.25% asset-based revolving line of credit	864,000	100,000
Total funds available	$1,217,000	$792,000

Operating Activities

The following table compares net cash provided by (used in) operating activities during the three months ended July 31, 2019 compared to the three months ended July 31, 2018.

	Three Months Ended
	July 31, 2019	July 31, 2018
Net cash provided by (used in) operating activities	$774,000	$(258,000)

Net cash provided by operating activities increased $1,032,000 during the three months ended July 31, 2019 versus the comparable period of the 2018 fiscal year primarily due to increases in operating income, inventories, contract assets, and accrued liabilities and decreases in prepaid expenses and other assets and trade receivables.

Investing Activities

	Three Months Ended
	July 31, 2019	July 31, 2018
Net cash used in investing activities	$(116,000)	$(50,000)

The increase of $66,000 in net cash used in investing activities during the three months ended July 31, 2019 compared to the comparable period of fiscal year 2019 was due to higher capital expenditures.  Capital expenditures during the three months ended July 31, 2020 were primarily related to the purchase of system upgrades and automation equipment.  We expect capital expenditure spending to rise moderately during the remainder of fiscal year 2020 which is consistent with the anticipated needs of our business.

Financing Activities

	Three Months Ended
	July 31, 2019	July 31, 2018
Net cash used in financing activities	$(363,000)	$(46,000)

The  increase of $317,000 for the three months ended July 31, 2019 from the comparable period in fiscal year 2019 is due primarily to payments made on the asset-based revolving line of credit in the first quarter of fiscal year 2020.

Capital Resources

We believe that the projected cash flow from operations, and available borrowings under our existing financing arrangements to supplement our working capital needs, will be sufficient to meet our anticipated funding requirements for the foreseeable future, based on historical levels. Our asset-based revolving line of credit is scheduled to mature on October 19, 2019.  We expect to renew the asset-based revolving line of credit, if deemed necessary.  As of July 31, 2019, our total borrowing capacity is $1,500,000, of which approximately $636,000 has been drawn, under our asset-based revolving line of credit, plus $353,000 of cash on hand.

We believe that inflation will have only a minimal effect on future operations since such effects are expected to be offset by sales price increases, which are not expected to have a significant effect upon demand.

Critical Accounting Policies

We discuss our critical accounting policies and estimates in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended April 30, 2019 filed with the SEC on July 23, 2019. We have made no significant change in our critical accounting policies since April 30, 2019.

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

PART II.   OTHER INFORMATION

Item 5.   Other Information

Compensatory Arrangements of Certain Officers.

On September 12, 2019, the Company entered into an employment agreement with Heath C. Hancock, Vice President of Finance, Treasurer, and Chief Financial Officer of the Company.  The following description of the employment agreement is a summary and is qualified in its entirety by the Employment Agreement, which is filed as Exhibit 10.1 attached hereto and incorporated herein by reference.

The agreement will expire on September 30, 2022, provided, however, that on September  30, 2020, and on September  30 of each year thereafter, the term shall be automatically extended for one additional year and shall continue in this manner until the agreement is terminated in accordance with Section 8 thereunder.  The agreement provides for a minium base monthly salary of $13,790.40, plus other benefits and incentive awards as determined by the Board of Directors.  The agreement further provides that if Mr. Hancock’s employment is terminated by the Company without cause, Mr. Hancock will receive a lump-sum severance payment equal to one year of salary, bonus and benefits.  In the event of a change of control, if Mr. Hancock is terminated other than for cause or if Mr. Hancock terminates for good reason, Mr. Hancock shall be entitled to receive the greater of (i) one year of salary, bonus and benefits or (ii) the total salary, bonus and benefits for the remaining then-existing term of the employment agreement.  The agreement also provides for a restrictive covenant of non-solicitation for a period of two years following termination of employment.

Item 6.   Exhibits

a)  Exhibits

Exhibit 3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of Form 8-K filed with the SEC on September 25, 2009)
Exhibit 3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 of Form 10-Q filed with the SEC on March 13, 2018)
Exhibit 10.1*†	Employment Agreement dated September 12, 2019, by and between the Company and Heath C. Hancock
Exhibit 31.1*	Officer Certification
Exhibit 31.2*	Officer Certification
Exhibit 32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** The Certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Torotel, Inc., irrespective of any general incorporation language contained in such filing.

† Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Torotel, Inc.
Date: September 13, 2019	/s/ Heath C. Hancock
Heath C. Hancock
Chief Financial Officer
Principal Financial Officer