Form 10-Q
period 2019-10-31
TOROTEL INC
filed 2019-12-12
CIK 98752

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31,  2019

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

As of  December  12, 2019, there were 5,995,750 shares of Common Stock, $0.01 par value, outstanding.

TOROTEL, INC. AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	October 31, 2019	April 30, 2019
ASSETS
Current assets:
Cash	$457,000	$58,000
Trade receivables, net	2,713,000	2,590,000
Contract assets	1,145,000	1,104,000
Inventories	3,413,000	3,054,000
Prepaid expenses	304,000	152,000
	8,032,000	6,958,000

Land	265,000	265,000
Buildings and improvements	1,580,000	1,569,000
Equipment	4,275,000	4,045,000
	6,120,000	5,879,000
Less accumulated depreciation	4,202,000	4,056,000
Property, plant and equipment, net	1,918,000	1,823,000

Operating right-of-use assets	2,152,000	—
Deferred income taxes	34,000	34,000
Other assets	153,000	186,000

Total Assets	$12,289,000	$9,001,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$688,000	$1,121,000
Current maturities of operating lease liabilities	395,000	—
Current maturities of finance lease liabilities	63,000	—
Trade accounts payable	1,937,000	1,625,000
Accrued liabilities	965,000	824,000
Customer deposits	22,000	24,000
	4,070,000	3,594,000

Long-term debt, less current maturities	803,000	801,000
Operating lease liabilities, less current maturities	2,006,000	—
	2,809,000	801,000
Stockholders' equity:
Common stock; par value $0.01; 6,000,000 shares authorized; 5,995,750 shares issued and outstanding	60,000	60,000
Capital in excess of par value	12,599,000	12,545,000
Accumulated deficit	(7,249,000)	(7,999,000)
	5,410,000	4,606,000

Total Liabilities and Stockholders' Equity	$12,289,000	$9,001,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	October 31, 2019	October 31, 2018	October 31, 2019	October 31, 2018
Net sales	$6,792,000	$4,874,000	$13,138,000	$9,347,000
Cost of goods sold	4,113,000	3,200,000	8,066,000	6,194,000
Gross profit	2,679,000	1,674,000	5,072,000	3,153,000
Operating expenses:
Engineering	394,000	313,000	782,000	615,000
Selling, general and administrative	1,881,000	1,290,000	3,304,000	2,501,000
	2,275,000	1,603,000	4,086,000	3,116,000
Income from operations	404,000	71,000	986,000	37,000
Other expense:
Interest expense, net	23,000	24,000	50,000	48,000
Income (loss) before income tax expense	381,000	47,000	936,000	(11,000)
Income tax expense	75,000	15,000	186,000	—
Net income (loss)	$306,000	$32,000	$750,000	$(11,000)
Basic earnings (loss) per share	$0.05	$0.01	$0.13	$(0.00)

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

			Capital In		Total
		Common	Excess of	Accumulated	Stockholders'
	Shares	Stock	Par Value	Deficit	Equity
For The Three Months Ended October 31, 2018:
Balance, July 31, 2018	5,995,750	$60,000	$12,464,000	$(8,684,000)	$3,840,000
Stock compensation earned	—	—	27,000	—	27,000
Net income	—	—	—	32,000	32,000
Balance, October 31, 2018	5,995,750	60,000	12,491,000	(8,652,000)	3,899,000

For The Six Months Ended October 31, 2018:
Balance, April 30, 2018	5,995,750	$60,000	$12,437,000	$(8,743,000)	$3,754,000
Stock compensation earned	—	—	54,000	—	54,000
Net loss	—	—	—	(11,000)	(11,000)
Cumulative effect of adoption of new accounting principle	—	—	—	102,000	102,000
Balance, October 31, 2018	5,995,750	60,000	12,491,000	(8,652,000)	3,899,000

For The Three Months Ended October 31, 2019:
Balance, July 31, 2019	5,995,750	$60,000	$12,572,000	$(7,555,000)	$5,077,000
Stock compensation earned	—	—	27,000	—	27,000
Net income	—	—	—	306,000	306,000
Balance, October 31, 2019	5,995,750	60,000	12,599,000	(7,249,000)	5,410,000

For The Six Months Ended October 31, 2019:
Balance, April 30, 2019	5,995,750	$60,000	$12,545,000	$(7,999,000)	$4,606,000
Stock compensation earned	—	—	54,000	—	54,000
Net income	—	—	—	750,000	750,000
Balance, October 31, 2019	5,995,750	60,000	12,599,000	(7,249,000)	5,410,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	October 31, 2019	October 31, 2018
Cash flows from operating activities:
Net income (loss)	$750,000	$(11,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock compensation cost amortized	54,000	54,000
Depreciation	181,000	169,000
Changes in operating assets and liabilities:
Trade receivables	(123,000)	35,000
Contract assets	(41,000)	(365,000)
Inventories	(359,000)	(927,000)
Prepaid expenses and other assets	(119,000)	49,000
Operating lease right-of-use assets	115,000	—
Trade accounts payable	312,000	549,000
Accrued liabilities	347,000	260,000
Current and long-term operating lease liabilities	(72,000)	—
Customer deposits	(2,000)	(90,000)
Net cash provided by (used in) operating activities	1,043,000	(277,000)
Cash flows from investing activities:
Capital expenditures	(277,000)	(81,000)
Proceeds from disposal of equipment	1,000	—
Net cash used in investing activities	(276,000)	(81,000)
Cash flows from financing activities:
Principal payments on long-term debt	(15,000)	(1,625,000)
Principal payments under capital and financing lease obligations	(35,000)	(85,000)
Payments on line of credit	(7,854,000)	—
Proceeds from long-term debt	—	815,000
Proceeds from line of credit	7,536,000	825,000
Net cash used in financing activities	(368,000)	(70,000)
Net increase (decrease) in cash	399,000	(428,000)
Cash, beginning of period	58,000	575,000
Cash, end of period	$457,000	$147,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$51,000	$44,626
Capital leases reclassified from long-term debt to finance lease liabilities	98,000	—
Deferred rent reclassified from accrued liabilities to operating right-of-use assets	206,000	—

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The consolidated condensed balance sheet as of April 30,  2019, which has been derived from the audited financial statements of Torotel, Inc. ("Torotel" or the “Company”), is accompanied by the unaudited interim consolidated condensed financial statements, which reflect the normal recurring adjustments that in the opinion of management are necessary to present fairly Torotel’s consolidated financial position at October 31,  2019, and the consolidated results of operations and cash flows for the three and six months ended October 31,  2019, and 2018, respectively.

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

NOTE 3—INVENTORIES

The following table summarizes the components of inventories:

	October 31, 2019	April 30, 2019
Raw materials	$2,069,000	$1,723,000
Work in process	1,185,000	1,052,000
Finished goods	159,000	279,000
	$3,413,000	$3,054,000

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

3)

Determination of the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods or services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company's contracts as of October 31, 2019 contained a significant financing component. Determining the transaction price requires significant judgment, which is discussed by revenue category in further detail below.

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

5)

Recognition of revenue when, or as, we satisfy a performance obligation

The Company satisfies performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised good or service to a customer.

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

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.  Shipping and handling costs do not have a material impact to the financial statements.  No impairment losses were recognized in the six months ending October 31, 2019 and 2018, relating to receivables or contract assets arising from contracts with customers.

Disaggregation of Revenue

The following tables summarize revenue from contracts with customers for the three and six months ended October 31, 2019 and 2018.

	Three Months Ended		Six Months Ended
	October 31, 2019	October 31, 2018	October 31, 2019	October 31, 2018
Markets
Commercial Aerospace	$2,749,000	$2,637,000	$5,159,000	$4,743,000
Defense	3,874,000	2,055,000	7,697,000	4,124,000
Industrial	169,000	182,000	282,000	480,000
Total consolidated net sales	$6,792,000	$4,874,000	$13,138,000	$9,347,000

	Three Months Ended		Six Months Ended
	October 31, 2019	October 31, 2018	October 31, 2019	October 31, 2018
Product Line
Magnetic components	$3,910,000	$2,386,000	$7,164,000	$4,543,000
Potted coil assembly	1,408,000	1,586,000	2,927,000	2,865,000
Electro-mechanical assemblies	1,474,000	902,000	3,047,000	1,659,000
Large transformers	—	—	—	280,000
Total consolidated net sales	$6,792,000	$4,874,000	$13,138,000	$9,347,000

	Three Months Ended		Six Months Ended
	October 31, 2019	October 31, 2018	October 31, 2019	October 31, 2018
Geography
Domestic	$6,586,000	$4,501,000	$12,684,000	$8,655,000
Foreign	206,000	373,000	454,000	692,000
Total consolidated net sales	$6,792,000	$4,874,000	$13,138,000	$9,347,000

Contract balances

All contract asset balances relate to customer contracts entered into during the fiscal year ending April 30, 2020.  We have no contract liabilities other than customer deposits which represent prepaid consideration for contracts with customers.  There have been no significant adjustments to contract asset balances related to contract modifications.  We have certain customers totaling revenue of $3,310,000 with variable payment terms related to discounts in the amount of $26,000 in the fiscal year ending April 30, 2020.

Remaining performance obligations

As of October  31, 2019, the aggregate amount of the contracted revenues allocated to our unsatisfied (or partially unsatisfied) performance obligations was $5,748,000. The balance of unsatisfied performance obligations excludes contracts with original maturities of one year or less.  We expect to recognize revenue as we satisfy our remaining performance obligations.  Total remaining performance obligations to be recognized in the fiscal year ending April 30, 2020 is expected to be $2,949,000.  Total remaining performance obligations to be recognized in the fiscal year ending April 30, 2021 is expected to be $2,799,000.

NOTE 5—LEASES

The Company adopted ASC 842 on May 1, 2019 using the modified retrospective transition method; and therefore, the comparative information has not been adjusted for the three and six months ended October 31, 2018 or as of April 30, 2019. Upon transition to the new standard, the Company elected the package of practical expedients, which permitted the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs.

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

As a result of adopting ASC 842, the Company’s consolidated balance sheet includes additional operating ROU lease assets and total operating lease liabilities of $2,152,000 and $2,401,000, respectively, at October 31, 2019. The initial measurement occurring on May 1, 2019, resulted in operating lease ROU assets of $2,267,000, finance lease ROU assets of $98,000, current operating lease liabilities of $380,000, current finance lease liabilities of $73,000, noncurrent operating lease liabilities of $2,093,000, and noncurrent finance lease liabilities of $25,000. The difference of $206,000 between the ROU assets and the lease liabilities results from a reclassification of deferred rent to the operating lease ROU asset of $206,000.

The following table provides the operating and finance ROU assets and lease liabilities:

	Balance Sheet Classification	October 31, 2019
Assets
Operating lease right-of-use assets	Operating right-of-use assets	$2,152,000
Finance lease right-of-use assets	Property, plant and equipment, net	63,000
Total leased assets		$2,215,000

Liabilities
Current
Operating lease liabilities	Current maturities of operating lease liabilities	$395,000
Finance lease liabilities	Current maturities of finance lease liabilities	63,000
Noncurrent
Operating lease liabilities	Operating lease liabilities, less current maturities	2,006,000
Total lease liabilities		$2,464,000

The components of lease expense were as follows:

	Three Months Ended	Six Months Ended
	October 31, 2019	October 31, 2019

Operating lease expense	$126,000	$253,000
Finance lease expense
Amortization of right-to-use assets	13,000	23,000
Interest on lease liabilities	1,000	4,000
Total finance lease expense	14,000	27,000
Total lease expense	$140,000	$280,000

The supplemental components of cash flows were as follows:

Six Months Ended
October 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$210,000
Financing cash flows from finance leases	35,000
Total cash paid for amounts included in the measurement of lease liabilities	$245,000

The following table represents the weighted-average remaining lease term and discount rate as of October 31, 2019:

	October 31, 2019
	Weighted Average	Weighted Average
	Remaining	Discount
Lease Term and Discount Rate	Lease Term (years)	Rate
Operating leases	7.03	4.53%
Finance leases	0.90	5.42%

Future minimum lease payments on the amended operating lease and future minimum finance lease payments as of October 31, 2019 are as follows:

	Finance Lease	Operating Lease
Fiscal Years Ending April 30,	Payments	Payments
2020	$36,000	$234,000
2021	27,000	436,000
2022	—	448,000
2023	—	452,000
2024	—	452,000
2025	—	456,000
2026	—	467,000
2027	—	350,000
	63,000	3,295,000

NOTE 6—FINANCING AGREEMENTS

On October 19, 2018, Torotel entered into three new business loan agreements (the “financing agreements”) with Cornerstone Bank (the “Bank”).  The financing agreements provide for an asset-backed revolving line of credit, a guidance line of credit, and a real estate term loan.  On October 19, 2019, Torotel renewed the asset-backed revolving line of credit.  A summary of the notes issued under the financing agreements is provided below:

	October 31, 2019	April 30, 2019
5.50% asset-based revolving line of credit with a maturity date of October 19, 2020	$657,000	$975,000
6.25% guidance line of credit with a maturity date of October 19, 2019	-	54,000
5.35% mortgage note payable in monthly installments of $5,573, including interest, with final payment of $690,829 due October 19, 2023	784,000	795,000
5.50% equipment term loan note payable in monthly installments of $1,034, including interest, with final payment of $1,034 due on May 13, 2024	50,000	-
Capital lease obligations (see Note 5)	-	98,000
Total long-term debt	1,491,000	1,922,000
Less current installments	688,000	1,121,000
Long-term debt, excluding current installments	$803,000	$801,000

The asset-based revolving line of credit is intended to be used for working capital purposes and has a capacity of $1,500,000.  The asset-based revolving line of credit is renewable annually upon mutual agreement of Torotel and the Bank. The Company intends to renew the asset-based revolving line of credit.  The associated interest rate is equal to the greater of the floating Cornerstone Bank Corporate Base Rate (5.50%  as of October 31, 2019) or a floor of 5.0%.  Monthly repayments of interest only are required under the asset-based revolving line of credit promissory note with the principal due at maturity.  The borrowing base of the revolving line of credit is limited to 80% of eligible accounts receivable, plus

50% of eligible inventory, plus 80% of eligible equipment.  This asset-based revolving line of credit is cross collateralized and cross defaulted with all other financing agreements of Torotel with the Bank.  Pursuant to a Commercial Security Agreement dated October 19, 2018, between Torotel and the Bank (the “Commercial Security Agreement”), which was entered into in connection with the financing agreements, the asset-based revolving line of credit is secured by a first lien on all business assets of Torotel. Under the revolving line of credit, if the aggregate principal amount of the outstanding advances exceeds the applicable borrowing base, Torotel must pay the Bank an amount equal to the difference between the outstanding principal balance of the revolving line of credit and the borrowing base.

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

NOTE 7—INCOME TAXES

The Company incurred income tax expense of $75,000 and $186,000 during the three and six months ended October 31, 2019, respectively, with an effective tax rate of 19.1% and 19.9%, respectively, compared to income tax expense of $15,000 during the three months ended October 31, 2018 and no income tax expense or benefit for the six months ended October 31, 2018.

As of October 31, 2019, the federal tax returns for the fiscal years ended 2017 through 2019 are open to audit until the statute of limitations closes for the years in which our net operating losses are utilized. We would recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense. As of October 31, 2019, we recorded no accrued interest or penalties related to uncertain tax positions. We expect no significant change in the amount of unrecognized tax benefit, accrued interest or penalties within the next twelve months.

NOTE 8—RESTRICTED STOCK AGREEMENTS

Restricted Stock Agreements, and stock awards thereunder, are authorized by the Compensation and Nominating Committee (the "Committee") and the Board of Directors of Torotel (the "Board"). The terms of the Restricted Stock Agreements afford the grantees all of the rights of a stockholder with respect to the award shares, including the right to vote such shares and to receive dividends and other distributions payable with respect to such shares since the date of award. Under the terms of each agreement, the non-vested shares are restricted as to disposition and subject to forfeiture under certain circumstances. The Restricted Stock Agreements further provide, subject to certain conditions, that if prior to all of the restricted shares having vested, we undergo a change in control, then all of the restricted shares will vest and no longer be subject to restrictions under the Restricted Stock Agreements. The restricted shares are treated as non-vested stock; accordingly, the fair value of the restricted stock at the date of award is offset against capital in excess of par value in the accompanying consolidated balance sheets under stockholders' equity.

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

Stock Compensation Costs and Restricted Stock Activity

Total stock compensation cost was $54,000 for each of the six months ended October 31,  2019 and 2018.

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

NOTE 9—STOCKHOLDERS' EQUITY

The shares of common stock outstanding as of each six month period ended as of October 31 are summarized as follows:

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

The basic earnings (loss) per common share were computed as follows:

	Three Months Ended		Six Months Ended
	October 31, 2019	October 31, 2018	October 31, 2019	October 31, 2018
Net income (loss)	$306,000	$32,000	$750,000	$(11,000)
Amounts allocated to participating securities (nonvested restricted shares)	(37,000)	(2,000)	(91,000)	—
Net income (loss) attributable to common shareholders	$269,000	$30,000	$659,000	$(11,000)
Basic weighted average common shares	5,265,750	5,265,750	5,265,750	5,265,750
Earnings (loss) per share attributable to common shareholders:
Basic earnings (loss) per share	$0.05	$0.01	$0.13	$(0.00)

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

	October 31, 2019	April 30, 2019
Contract assets	$1,145,000	$1,104,000

Contract assets increased $41,000 between April 30, 2019 and October 31, 2019 due to increased customer contracts, and relates to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations for which we have not yet billed.

NOTE 12 — CUSTOMER DEPOSITS

For certain customers, we collect payment at the time the order is placed.  These deposits are classified as a liability and will be recognized as revenue at the time performance obligations are satisfied in accordance with our revenue recognition policy.  As of October 31, 2019 and April 30, 2019, we had approximately $22,000 and $24,000, respectively, in customer deposits related to these arrangements.

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

NOTE 14 – LEASED PROPERTY

The Company adopted ASC 842 on May 1, 2019 using the modified retrospective transition method; and therefore, the comparative information has not been adjusted for the three and six months ended October 31, 2018 or as of April 30, 2019. Upon transition to the new standard, the Company elected the package of practical expedients, which permitted the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs.

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

Future minimum lease payments on the operating lease as of October 31, 2019 are as follows:

Operating Lease
Fiscal Years Ending April 30,	Payments
2020	$73,000
2021	154,000
2022	166,000
2023	178,000
2024	124,000
Total	$695,000

Torotel’s leased property (where Torotel is the lessor) by asset category was as follows:

	October 31, 2019	April 30, 2019
Land	$265,000	$265,000
Buildings and improvements	1,000,000	1,000,000
	1,265,000	1,265,000
Less accumulated depreciation	(688,000)	(659,000)
Net leased property	$577,000	$606,000

Depreciation resulting from the leased property amounted to $6,000 and $10,000 during the three and six months ending October 31, 2019, respectively.

NOTE 15 – SUBSEQUENT EVENT

On November 26, 2019, Torotel, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Standex International Corporation, a Delaware corporation (“Standex”) and Shockwave Acquisition Corporation, a wholly-owned subsidiary of Standex (“Merger Sub”). Under the terms of the Merger Agreement, Merger Sub will be merged (the “Merger”) with and into Torotel, as a result of which Torotel will continue as the surviving corporation and a wholly-owned subsidiary of Standex.

Under the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of the Company’s common stock (each a “Company Share”), other than shares owned by Standex, Merger Sub, or any wholly-owned subsidiary of the Company, or held in the Company’s treasury, will be cancelled and converted into the right to receive $7.77 per share in cash (the “Merger Consideration”). The Company will cause any shares of Company restricted common stock outstanding and subject to vesting conditions as of the Effective Time (whether vested or unvested) to become fully vested and free of any restrictions immediately prior to the Effective Time, and such shares will be treated as Company Shares for all purposes of the Merger Agreement, including the right to receive the Merger Consideration, subject to any applicable withholdings.

The closing of the Merger is subject to the satisfaction of various conditions precedent, and the parties expect the Merger to be completed in the first calendar quarter of 2020.

Forward-Looking Information

This report, as well as our other reports filed with or furnished to the Securities and Exchange Commission (the “SEC”), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast,” “may,” “should,” “predict,” and similar expressions are intended to identify forward-looking statements. Statements regarding expectations, including performance assumptions and estimates relating to capital requirements, as well as other statements that are not historical facts, are forward-looking statements. This report contains forward-looking statements regarding, among other topics, our expected financial position, results of operations, cash flows, strategy, budgets and management's plans and objectives. Accordingly, these forward-looking statements are based on management’s judgments based on currently available information and assumptions about a number of important factors. While we believe that our assumptions about such factors are reasonable, such factors involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These factors include,without limitation:

•	uncertainty regarding the timing and effect of the proposed merger with Standex;
•	disruption in our business, customers and suppliers in connection with the proposed merger with Standex;
•	failure or a delay in the contemplated merger with Standex, and potential litigation related to the proposed merger;
•	economic, political and legislative factors that could impact defense spending;
•	continued production of the Hellfire II missile system for which we supply parts;
•	loss of key customers and our relatively concentrated customer base;
•	risks in fulfilling military subcontracts;
•	our ability to finance operations;
•	our ability to adequately pass through to customers unanticipated future increases in raw material and labor costs;
•	delays in developing new products;
•	markets for new products and the cost of developing new markets;
•	expected orders that do not occur;
•	our ability to adequately protect and safeguard our network infrastructure from cyber security vulnerabilities;
•	our on-going ability to satisfy our debt repayment obligations;
•	our ability to generate sufficient taxable income to realize the amount of our deferred tax assets; and
•	the impact of competition and price erosion as well as supply and manufacturing constraints.

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

The industry mix of the customers that accounted for Torotel’s net sales for the first six months of the fiscal year ending April 30, 2020 (“fiscal year 2020”) was 59%  defense, 39% commercial aerospace, and 2% industrial compared to 44% defense, 51% commercial aerospace, and 5% industrial for the same period in the fiscal year ending April 30, 2019 (“fiscal year 2019”).  Approximately 97% of Torotel’s sales during the first six months of fiscal year 2020 have been derived from domestic customers.

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

Business and Industry Considerations

Defense Markets

During the first six months of fiscal years 2020 and 2019 the amount of consolidated revenues derived from contracts with prime contractors of the U.S. Department of Defense (“DoD”) was approximately 59% and 44%

respectively. As a result, our financial results in any period could be impacted substantially by spending cuts or increases in the DoD budget and the funds appropriated for certain military programs.

Despite ongoing uncertainty associated with the DoD budget, we believe our overall defense business outlook remains favorable due to the present demand for the potted coil assembly and other existing orders from major defense contractors. As of October 31,  2019, our consolidated order backlog for the defense market was nearly $14.0 million, which included $8.0 million for the potted coil assembly.

Commercial Aerospace and Industrial Markets

We provide magnetic components and electro-mechanical assemblies for a variety of applications in the commercial aerospace and industrial markets. The primary demand drivers for these markets include commercial aircraft orders, oil and gas drilling exploration activity, and general economic growth. While domestic economic growth remains positive, the above demand drivers could be impacted by short-term changes in the economy such as spikes or declines in the price of oil, war, terrorism, or changes in regulation. Other threats to our anticipated positive near-term and long-term market outlook include delays on the development and production of new commercial aircraft and competition from international suppliers. As of October 31,  2019, our consolidated order backlog for the aerospace and industrial markets was $4.5 million. However, a material portion of our business has been converted to long-term agreements.

Business Outlook

Our backlog as of October 31, 2019 as compared to October 31, 2018 increased from $17.2 million to $18.6 million, a 8% increase. This was due primarily to an increase in magnetics and assembly orders.  We anticipate that net sales for the full fiscal year 2020 will improve from net sales for fiscal year 2019. This is primarily due to the timing of newer program revenue that is projected to ship in fiscal year 2020.  We anticipate that 56% of our $18.6 million backlog as of October 31, 2019 is expected to ship and be converted to sales in fiscal year 2020.

Proposed Merger

As previously reported, on November 26, 2019 we entered into the Merger Agreement with Standex. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein and in accordance with applicable law, the Company will merge with and into Merger Sub, with the Company continuing as the surviving entity.

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger each issued and outstanding share of the Company’s common stock will be cancelled and converted into the right to receive $7.77 per share in cash (the “Merger Consideration”). The Company will cause any shares of Company restricted common stock outstanding and subject to vesting conditions as of the effective time of the Merger (whether vested or unvested) to become fully vested and free of any restrictions immediately prior to the effective time, and such shares will be entitled to receive the Merger Consideration, subject to any applicable withholdings. The closing of the Merger is contingent upon the satisfaction of various conditions precedent set forth in the Merger Agreement and the parties expect that the Merger will be completed in the first calendar quarter of 2020.

For further information about the Merger Agreement and the proposed Merger, please see the Current Report on Form 8-K filed by us on December 3, 2019. The Merger is subject to risks and uncertainties, and we cannot assure you that we will be able to complete the Merger on the expected timeline or at all.

Consolidated Results of Operations

The following management comments regarding Torotel’s results of operations and outlook should be read in conjunction with the Consolidated Condensed Financial Statements and Notes to the Consolidated Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report.

This discussion and analysis of the results of operations include the operations of Torotel and its subsidiary Torotel Products as of October 31, 2019.

Net Sales

	Three Months Ended		Six Months Ended
	October 31, 2019	October 31, 2018	October 31, 2019	October 31, 2018
Magnetic components	$3,910,000	$2,386,000	$7,164,000	$4,543,000
Potted coil assembly	1,408,000	1,586,000	2,927,000	2,865,000
Electro-mechanical assemblies	1,474,000	902,000	3,047,000	1,659,000
Large transformers	—	—	—	280,000
Total	$6,792,000	$4,874,000	$13,138,000	$9,347,000

Consolidated net sales in the three and six months ended October 31,  2019 increased 39%, or $1,918,000 and 41%, or $3,791,000, compared to the three and six months ended October 31, 2018.    Consolidated net sales increased in both periods primarily because of  increased demand in magnetic components and electro-mechanical assemblies.

Gross Profit

	Three Months Ended		Six Months Ended
	October 31, 2019	October 31, 2018	October 31, 2019	October 31, 2018
Gross profit	$2,679,000	$1,674,000	$5,072,000	$3,153,000
Gross profit % of net sales	39%	34%	39%	34%

Consolidated gross profit increased by 60%, or $1,005,000 and 61%, or 1,919,000, in the three and six months ended October 31,  2019 compared to the three and six months ended October 31, 2018.  Consolidated gross profit increased in both periods primarily due to increased direct labor efficiencies during the first quarter of fiscal year 2020, as well as overall increases in overhead efficiencies, reduction of expenses associated with non-direct operational labor and changes in product mix during both the three and six month periods.

Operating Expenses

	Three Months Ended		Six Months Ended
	October 31, 2019	October 31, 2018	October 31, 2019	October 31, 2018
Engineering	$394,000	$313,000	$782,000	$615,000
Selling, general and administrative	1,881,000	1,290,000	3,304,000	2,501,000
Total	$2,275,000	$1,603,000	$4,086,000	$3,116,000

Engineering expenses increased 26%, or $81,000 and 27%, or $167,000, in the three and six months ended October 31,  2019 compared to the three and six months ended October 31, 2018.  The increase in both periods primarily resulted from an increase in headcount during the first quarter of fiscal year 2020.

Selling, general and administrative expenses increased 46%, or $591,000 and 32%, or 803,000, in the three and six months ended October 31,  2019 compared to the three and six months ended October 31, 2018.  The increase primarily resulted from an increase in headcount during the first quarter of fiscal year 2020 and increased expenses relating to the proposed merger during the second quarter of fiscal year 2020.    For further information about the Merger Agreement and the proposed Merger, please see the Current Report on Form 8-K filed by us on December 3, 2019.

Earnings (loss) from Operations

	Three Months Ended		Six Months Ended
	October 31, 2019	October 31, 2018	October 31, 2019	October 31, 2018
Torotel Products	$950,000	$259,000	$1,715,000	$363,000
Torotel	(546,000)	(188,000)	(729,000)	(326,000)
Total	$404,000	$71,000	$986,000	$37,000

For the reasons discussed under each of the Gross Profit and Operating Expenses headings above, consolidated earnings from operations increased by $333,000 and by $949,000, for the three and six months ended October 31, 2019 when compared to the three and six months ended October 31, 2018.

Other Earnings Items

	Three Months Ended		Six Months Ended
	October 31, 2019	October 31, 2018	October 31, 2019	October 31, 2018
Income from operations	$404,000	$71,000	$986,000	$37,000
Interest expense	23,000	24,000	50,000	48,000
Income (loss) before income taxes	381,000	47,000	936,000	(11,000)
Income tax expense	75,000	15,000	186,000	—
Net income (loss)	$306,000	$32,000	$750,000	$(11,000)

We anticipate that our effective income tax rate for fiscal year ending April 30, 2020 will be 19.1%. For additional discussion related to Income Taxes, see Note 7 of Notes to the Consolidated Financial Statements.

Financial Condition and Liquidity

Cash generated by operations together with the borrowing under our lines of credit are our primary sources of liquidity. The following table highlights the sources of liquidity available to us as of October 31,  2019 compared to October 31, 2018.

	October 31,
	2019	2018
Cash	$457,000	$147,000
Amount available under our equipment loan	-	196,000
Amount available under our 6.25% asset-based revolving line of credit	843,000	229,000
Total funds available	$1,300,000	$572,000

Operating Activities

The following table compares net cash provided by (used in) operating activities during the six months ended October 31, 2019 compared to the six months ended October 31, 2018.

	Six Months Ended
	October 31, 2019	October 31, 2018
Net cash provided by (used in) operating activities	$1,043,000	$(277,000)

Net cash provided by operating activities increased $1,320,000 during the six months ended October 31, 2019 versus the comparable period of the 2019 fiscal year primarily due to increases in operating income, inventories, accounts payable, and accrued liabilities.

Investing Activities

	Six Months Ended
	October 31, 2019	October 31, 2018
Net cash used in investing activities	$(276,000)	$(81,000)

The increase of $195,000 in net cash used in investing activities during the six months ended October 31, 2019 compared to the comparable period of fiscal year 2019 was due to higher capital expenditures.  Capital expenditures during the six months ended October 31, 2019 were primarily related to the purchase of system upgrades and automation equipment.  We expect capital expenditure spending to rise moderately during the remainder of fiscal year 2020 which is consistent with the anticipated needs of our business.

Financing Activities

	Six Months Ended
	October 31, 2019	October 31, 2018
Net cash used in financing activities	$(368,000)	$(70,000)

The  increase of $298,000 for the six months ended October 31, 2019 from the comparable period in fiscal year 2019 is due primarily to payments made on the asset-based revolving line of credit in fiscal year 2020.

Capital Resources

We believe that the projected cash flow from operations, and available borrowings under our existing financing arrangements to supplement our working capital needs, will be sufficient to meet our anticipated funding requirements for the foreseeable future, based on historical levels. As of October 31, 2019, our total borrowing capacity is $1,500,000, of which approximately $657,000 has been drawn, under our asset-based revolving line of credit, plus $457,000 of cash on hand.

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

PART II.   OTHER INFORMATION

Item 5.   Other Information

In June 2019, the Company’s Board of Directors authorized management to proceed with the procurement and integration of manufacturing automation technology with a company owned and controlled by Richard Sizemore. Mr. Sizemore serves on the Company’s Board of Directors. Company management believes that the equipment to be procured will serve specific needs of the Company and is being obtained on reasonable terms to the Company. As of October 31, 2019, the Company has entered into a purchase order and is working with the supplier to configure the automation technology. There has been no delivery of the purchased equipment and there has been no payment for the equipment, however, the Company expects payments for the equipment will total approximately $128,000. Except for his ownership and control of the supplier, Mr. Sizemore has no financial interest in the transaction.

Item 6.   Exhibits

a)  Exhibits

Exhibit 3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of Form 8-K filed with the SEC on September 25, 2009)
Exhibit 3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 of Form 10-Q filed with the SEC on March 13, 2018)
Exhibit 10.1†	Employment Agreement dated September 12, 2019, by and between the Company and Heath C. Hancock (incorporated by reference to Exhibit 10.1 of Form 10-Q filed with the SEC on September 13, 2019)
Exhibit 31.1*	Officer Certification
Exhibit 31.2*	Officer Certification
Exhibit 32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Torotel, Inc.
Date: December 12, 2019	/s/ Heath C. Hancock
Heath C. Hancock
Chief Financial Officer
Principal Financial Officer