Form 10-K
period 2020-04-30
TOROTEL INC
filed 2020-07-28
CIK 98752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

⌧	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2020
◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻   No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻   No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ⌧   No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ◻	Smaller reporting company ⌧	Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻    No ⌧

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed based on the closing sale price reported on the OTC Market-Pink on October 30, 2019, was $3,597,450. As of July 28, 2020, there were 5,995,750 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its 2020 Annual Meeting of Shareholders to be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report.

TOROTEL, INC. FORM 10-K

Fiscal Year Ended April 30, 2020

Forward-Looking Information

This report, as well as our other reports filed with or furnished to the Securities and Exchange Commission (the “SEC”), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast,” “may,” “should,” “predict” and similar expressions are intended to identify forward-looking statements. Statements regarding expectations, including performance assumptions and estimates relating to capital requirements, as well as other statements that are not historical facts, are forward-looking statements. This report contains forward-looking statements regarding, among other topics, our expected financial position, results of operations, cash flows, strategy, budgets and management's plans and objectives. Accordingly, these forward-looking statements are based on management’s judgments based on currently available information and assumptions about a number of important factors. While we believe that our assumptions about such factors are reasonable, such factors involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These risk factors include, without limitation:

● disruption in our business, customers and suppliers in connection with COVID-19;

● economic, political and legislative factors that could impact defense spending;

●	continued production of the Hellfire II missile system for which we supply parts;
●	loss of key customers and our concentrated customer base;

● risks in fulfilling military subcontracts;

● our ability to finance operations;

● our on-going analysis of the effect on our financial position and results of operations from changes in tax law;

● ability to adequately pass through to customers unanticipated future increases in raw material and labor costs;

● delays in developing new products;

● markets for new products and the cost of developing new markets;

● expected orders that do not occur;

● our ability to adequately protect and safeguard our network infrastructure from cyber security vulnerabilities;

● our on-going ability to satisfy our debt covenant requirements and debt repayment obligations;

●	fluctuations in oil prices;

● our ability to generate sufficient taxable income to realize the amount of our deferred tax assets; and

● the impact of competition and price erosion as well as supply and manufacturing constraints.

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

PART I

ITEM 1. Business

Torotel, Inc. ("Torotel") conducts substantially all of its business through its wholly owned subsidiary, Torotel Products, Inc. ("Torotel Products"). Torotel was incorporated under the laws of the State of Missouri in 1956. Torotel's offices are located at 520 North Rogers Road, Olathe, Kansas 66062. Torotel maintains a website at www.torotelinc.com. In addition, Torotel Products maintains a website at www.torotelproducts.com. Information contained on or accessible through either such website is not part of this annual report on Form 10-K. Our telephone number is (913) 747-6111. The terms "we," "us," "our," and the "Company" as used herein include Torotel and Torotel Products, unless the context otherwise requires.

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

Torotel provides end products to the defense industry and is considered part of the Defense Industrial Base (“DIB”).  The DIB is identified as a Critical Infrastructure Sector by the Department of Homeland Security and is defined as the worldwide industrial complex that enables research and development as well as design, production, delivery, and maintenance of military weapons systems/software systems, subsystems, and components or parts, as well as purchased services to meet U.S. Military requirements.  Based on this identification, and guidance from the “Memorandum for Defense Industrial Base” dated March 20, 2020, Torotel is considered an essential business by the Department of Defense during the COVID-19 pandemic.

The following discussion includes the business operations of Torotel as of and for the fiscal year ended April 30, 2020 (“fiscal year 2020”).

Principal Products

Torotel specializes in the custom design and manufacture of a wide variety of precision magnetic components, and electro-mechanical assemblies for use in military, commercial aerospace and industrial electronic applications. These products are used to modify and control electrical voltages and currents in electronic devices. For example, if equipment containing one of these components receives an electrical voltage or current which is too high, the component would modify and control the electrical voltage or current to allow proper operation of the equipment. While Torotel primarily manufactures these products in accordance with pre-developed mechanical and electrical requirements, in some cases Torotel will be responsible for both the overall design and manufacturing. These products are sold to manufacturers who incorporate them into an end-product. The major applications include aircraft navigational equipment, digital control devices, medical equipment, avionics systems, down-hole drilling, conventional missile guidance systems, and other defense related applications. Torotel has a line of 400 Hz miniature power transformers listed on the Qualified Products List ("QPL") of the Department of Defense ("DoD"), which requires re-qualification with the DoD every five years.  Sales of the QPL products represented approximately 2% of the net sales of Torotel for fiscal year 2020.

Marketing and Customers

Torotel’s sales do not represent a significant portion of any particular market in which it provides its products.  While approximately 42% of annual sales in fiscal year 2020 came from select commercial markets, such as commercial aerospace, and oil drilling, historically Torotel has primarily focused its activities on the defense industry.  As a result, the business of Torotel is subject to various risks including, without limitation, dependence on government appropriations and program allocations, potential cutbacks in military spending, the requirement that some of our products be approved and qualified by the federal government before we can sell them, and the competition for available military business. Torotel pursues revenue opportunities in electro-mechanical assemblies, in larger and higher voltage transformers, along with products sourced from low-cost manufacturers in overseas markets who are compliant with aerospace standards.

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

Torotel currently has a primary base of approximately 10 customers that together provide 95% of its annual sales volume. This customer base includes many large prime defense and commercial aerospace companies. Torotel’s primary strategy focuses on providing superior service to this core group of customers, including engineering support and new product design. The objective is to achieve growth with these customers or other targeted companies that possess the potential for inclusion into this core group. During fiscal year 2020, sales to a single customer accounted for 31%, and sales to another customer accounted for 28% of the net sales of Torotel. A loss of, or material reduction in orders from, these customers could have a material adverse effect on sales.

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

Essential materials used by Torotel in the manufacturing process include magnetic materials, copper wire, plastic housings and epoxies. We believe these materials are available from many sources. Major suppliers include MK Magnetics, Magnetic Metals-Western Division, EIS, Inc., Parkway Products, API Technologies Corporation, Krayden Inc., and Exxelia Dearborn, Inc. Special contact plates purchased from Fotofab, LLC and polycarbonate materials purchased from Florida Custom Mold and Spectrum Plastics are used in manufacturing the potted coil assembly. Fotofab, Florida Custom Mold, and Spectrum Plastics are the only qualified approved sources for the materials they provide. As a result, Torotel maintains contingent business interruption insurance on these three suppliers' facilities, as well as the customers' production facility, to insure against loss of business income associated with a disruption in production by either supplier or at the customer as a result of a fire, tornado, explosion or other similar type loss.

Torotel has not experienced any significant curtailment of production because of material shortages, but any long lead times or high dollar minimum orders could have an adverse impact on sales bookings.  Torotel does not experience seasonal variations in its business.

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

Intellectual Property

The products sold by Torotel are not protected by patents or licenses. Torotel relies on the expertise of its employees in both the design and manufacture of its products. Because of the highly competitive nature of the industry, it is possible that a competitor may also learn to design and produce products with similar performance characteristics. Torotel has been issued U.S. Trademark Registration #1,123,071 for "TOROTEL". This trademark registration expires July 24, 2029.

Environmental Laws

In fiscal year 2020, Torotel incurred costs of approximately $42,000 to ensure compliance with federal, state and local regulations on the proper handling, storage, disposal, and discharge of hazardous materials into the environment, or otherwise relating to the protection of employees, the community, and the environment. Torotel anticipates similar costs to be incurred in the fiscal year ending April 30, 2020.

Employees

Torotel presently employs approximately 170 full-time employees. We believe an adequate supply of qualified personnel is available in our immediate vicinity. Torotel's employees are not affiliated with any union.

ITEM 1A.    Risk Factors

Not applicable pursuant to Regulation S-K Item 101(h), but see “Forward Looking Information.”

ITEM 2.    Properties

Torotel leases approximately 72,000 square feet of space located at 520 N. Rogers Road in Olathe, Kansas. This facility serves as our corporate executive office and our primary manufacturing facility. The lease for this property continues through December 31, 2026. Through December 31, 2020, the monthly base rate is $32,876, and subsequently through December 31, 2021, the monthly base rate is $35,289, escalating annually thereafter.

Torotel leases approximately 5,000 square feet for manufacturing electro-mechanical assemblies and other transformers. This facility is located in Hatfield, Pennsylvania. The lease for this facility commenced on August 1, 2014 and continues through July 31, 2019.  The monthly base rent is $3,450. During fiscal year 2019, the lease was automatically extended, as stated within the original lease agreement, for an additional one year period to July 31, 2020. On June 17, 2020, Torotel entered into a new lease agreement adjusting the leased space to approximately 7,000 square feet and the monthly base rent to $4,241.

In general, we believe that our properties are suitable and adequate for us to operate at present levels, and the productive capacity and extent of utilization of the facilities are appropriate for our existing and reasonably anticipated manufacturing requirements.

Torotel owns a 24,000 square foot building located at 620 N. Lindenwood Drive in Olathe, Kansas. This facility was previously held for sale through February 2019.  A lease between Torotel and a tenant commenced on September 25, 2018, and continues through December 31, 2023.  The tenant began occupying the building in February 2019.  Through December 31, 2020, the monthly base rate is $12,500, and subsequently through December 31, 2021, the monthly base rate is $13,500, escalating annually thereafter.

ITEM 3.    Legal Proceedings

None.

ITEM 4.    Mine Safety Disclosures

None.

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information

Trading in Torotel's common stock is conducted on the OTC Market Group’s OTC Pink Open Market platform under the symbol "TTLO."

Price Range of Common Stock

The following table sets forth the high and low sales prices of Torotel's common stock as obtained from the Yahoo Finance website at www.finance.yahoo.com. These prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	2020		2019
Fiscal Period	High	Low	High	Low
May to July	$1.19	$0.75	$0.70	$0.51
August to October	1.49	1.06	0.81	0.56
November to January	7.76	1.11	1.04	0.63
February to April	7.77	0.95	0.95	0.71

(b)	Approximate Number of Equity Security Holders

Number of
Record Holders as of
Title of Class	June 28, 2019
Common stock, $0.01 par value	398

(c)	Dividends

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

Torotel specializes in the custom design and manufacture of a wide variety of precision magnetic components and electro-mechanical assemblies for use in military, commercial aerospace and industrial electronic applications. These products are used to modify and control electrical voltages and currents in electronic devices. Torotel sells these magnetic components and electro-mechanical assemblies to original equipment manufacturers, which use them in products such as:

● aircraft navigational equipment;

● digital control devices;

● airport runway lighting devices;

● medical equipment;

● avionics systems;

● radar systems;

● down-hole drilling;

● conventional missile guidance systems; and

● other aerospace and defense applications.

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

Torotel markets its components primarily through an internal sales force and independent manufacturers’ representatives paid on a commission basis.  As a result of the coronavirus (COVID-19) pandemic, we have implemented restrictions on travel, a reduction in sales conferences being attended and limitations on in-person meetings which is expected to decrease expenses relating to sales and may have an adverse effect on customer demand. These commissions are earned when a product is sold and/or shipped to a customer within the representative’s assigned territory.  Torotel also utilizes its engineering department in its direct sales efforts for the purpose of expanding its reach into new markets and/or customers.

The industry mix of Torotel’s net sales in fiscal year 2020 was 58% defense, 39% commercial aerospace and 3% industrial compared to 58% defense, 37% commercial aerospace and 5% industrial in the fiscal year ended April 30, 2019 (“fiscal year 2019”). We believe the mix in the fiscal year ended April 30, 2020 (“fiscal year 2020”) will remain weighted primarily towards defense.  Approximately 96% of Torotel’s sales during fiscal year 2020 were derived from domestic customers.

COVID-19 Impact

The COVID-19 pandemic, first identified in Wuhan, Hubei Province, China, continues to spread worldwide, causing weakened international economic conditions.  Torotel is identified as an essential business as previously discussed within the “Business” section and we have been fully operating throughout the pandemic.  Due to the concerns around the outbreak of COVID-19, we have implemented several new policies and procedures based on CDC recommendations.  All of our employees who do not have critical functions requiring them to be on-site have been working remotely to lower the number of people within the facilities. For those employees required to work on-site, we have implemented new measures including increased distancing of workstations, closed access to common areas and meeting rooms, increased cleaning efforts, implemented face mask requirements, further restricted access to our premises by suppliers and customers, and other safety precautions. We expect to continue these changes for the foreseeable future.  As a result of the pandemic, there is significant uncertainty around the U.S. and global economy, U.S. Department of Defense spending as a result of potential budget cuts, future customer demand, supply chain availability, oil price fluctuations, cash collections, and costs related to our changes to help ensure the safety and well-being of our employees.  Late in the fourth quarter of fiscal 2020, we have experienced lower commercial aerospace sales as a result of COVID-19. Due to this change in sales and the significant uncertainties outlined above in April 2020, we applied for a loan under the Paycheck Protection Program (the “PPP”) of the 2020 Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) administered by the Small Business Association.  On April 15, 2020, Torotel received $1.9 million in PPP funds. We intend to use these funds from this loan only for the purposes included in the PPP, including payroll, employee benefits, rent, utilities and interest on certain finance agreements (See Liquidity and Capital Resources).

Business and Industry Considerations

Defense Markets

During fiscal year 2020 and fiscal year 2019, the amount of consolidated revenues derived from contracts with prime contractors of the U.S. Department of Defense (as previously defined, the “DoD”) was approximately 58% for both periods. Our financial results in any period could be impacted substantially by spending cuts in the DoD budget and the funds appropriated for certain military programs.

Despite ongoing uncertainty and potential constraints associated with the DoD budget, we believe our overall defense business outlook remains favorable due to the present demand for the potted coil assembly and other existing orders from major defense contractors. As of April 30, 2020, our consolidated order backlog for the defense market was $19.4 million, which included approximately $13.4 million for the potted coil assembly.

Commercial Aerospace and Industrial Markets

We provide magnetic components and electro-mechanical assemblies for a variety of applications in the commercial aerospace and industrial markets. The primary demand drivers for these markets include commercial aircraft production orders, oil and gas drilling exploration activity, and general economic growth.  Each of these could have an ongoing impact due to the effects of the pandemic on commercial aircraft production, oil prices and general economic turmoil and uncertainty.  Producers of commercial aircraft have announced a decrease in the production of multiple models of aircraft.  This reduction adversely impacted our commercial aerospace backlog and is expected to further impact our commercial aerospace business throughout fiscal year 2021.  Other threats to our near-term and long-term market outlook in these markets include delays on the development and production of new commercial aircraft and competition from international suppliers.  As of April 30, 2020, our consolidated order backlog for the aerospace and industrial markets was $3.7 million.

Business Outlook

Our backlog as of April 30, 2020 as compared to April 30, 2019 increased to $23.0 million from $14.7 million, a 56% increase.  This increase was driven primarily by growth in new programs.  We anticipate that net sales for fiscal year 2021 will remain consistent with fiscal year 2020.  This is primarily due to an expectation that a reduction of net sales within the commercial aerospace industry, may be offset by growth within the defense industry orders for our products.  We anticipate that 22% and 47% of our $23.0 million backlog as of April 30, 2020 is expected to ship and be converted to sales in the first quarter of fiscal 2021, and in the ensuing nine months of fiscal 2021, respectively.  As noted previously, there are multiple uncertainties within our business associated with the COVID-19 pandemic; however, we believe that our large sales backlog and current defense industry opportunities will help maintain a positive business outlook.

Consolidated Results of Operations

The following management comments regarding Torotel's results of operations and outlook should be read in conjunction with the Consolidated Financial Statements included pursuant to Item 8 of this Annual Report.

Net Sales

Years ended April 30,	2020	2019
Magnetic components	$14,090,000	$10,600,000
Potted coil assembly	5,655,000	5,751,000
Electro-mechanical assemblies	6,388,000	3,920,000
Large transformers	—	284,000
Total	$26,133,000	$20,555,000

Consolidated net sales in fiscal year 2020 increased $5,578,000, or 27%, as compared to fiscal year 2019, primarily due to higher demand for magnetic components and electro-mechanical assemblies.  The increase was expected as there were increases in new commercial aerospace products and advances in production automation of our magnetic components.

Consolidated net sales in fiscal year 2019 increased $2,159,000, or 12%, as compared to fiscal year 2018, primarily due to higher demand for magnetic components and electro-mechanical assemblies along with the change in revenue recognition policy (described in Note 1).  The change in revenue recognition policy caused and impact of $1,104,000 increase from fiscal year 2018 to fiscal year 2019.  The increase was expected as a number of products had an increase in demand from customers.

Gross Profit

Years ended April 30,	2020	2019
Gross profit	$9,009,000	$6,964,000
Gross profit % of net sales	34%	34%

Gross profit as a percentage of net sales in fiscal year 2020 remained consistent at 34% when compared to fiscal year 2019. The gross profit percentage for fiscal year 2020 increased primarily due to higher demand for magnetic components and electro-mechanical assemblies and lower manufacturing costs and scrap.

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

Operating Expenses

Years ended April 30,	2020	2019
Engineering	$1,462,000	$1,316,000
Selling, general and administrative	6,662,000	4,881,000
Total	$8,124,000	$6,197,000

Engineering expense increased 11%, or $146,000, in fiscal year 2020 as compared to fiscal year 2019. This increase primarily resulted from the hiring of additional engineers to provide expanded technical capabilities.

Engineering expense increased 22%, or $234,000, in fiscal year 2019 as compared to fiscal year 2018. This increase primarily resulted from the hiring of additional engineers to provide expanded technical capabilities.

Selling, general and administrative expenses increased 36%, or $1,781,000, in fiscal year 2020 as compared to fiscal year 2019. The increase for administrative expenses in fiscal year 2020 primarily resulted from incurring transactional fees relating to the potential acquisition of Torotel in fiscal year 2020.  No transactional fees were incurred in fiscal year 2019.

Selling, general and administrative expenses decreased 2%, or $86,000, in fiscal year 2019 as compared to fiscal year 2018. The decrease resulted from a decrease in income tax expense.

Earnings (loss) from Operations

Years ended April 30,	2020	2019
Torotel Products	$2,414,000	$1,296,000
Torotel	(1,529,000)	(529,000)
Total	$885,000	$767,000

For the reasons discussed in the Net Sales, Gross Profit, and Operating Expenses above, consolidated earnings from operations increased by $118,000, in fiscal year 2020 as compared to fiscal year 2019, and increased by $2,035,000, in fiscal year 2019 as compared to fiscal year 2018.

Other Earnings Items

Years ended April 30,	2020	2019
Income from operations	$885,000	$767,000
Interest expense	96,000	112,000
Income before income taxes	789,000	655,000
Income tax expense	75,000	13,000
Net income	$714,000	$642,000

Interest expense decreased by 14%, or $16,000, in fiscal year 2020 as compared to fiscal year 2019, primarily due to lower levels of outstanding indebtedness for most of the year.  Income tax provision increased by $62,000 in fiscal year 2020 as compared to fiscal year 2019.

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

We evaluate the appropriateness of our deferred income tax asset valuation allowance on a quarterly basis and continue to consider positive and negative trends in our industry that affect our determination.  During the fourth quarter of fiscal year 2018, we determined we were no longer in a positive cumulative earnings position which is significant negative evidence indicating the need for a valuation allowance. As a result, we concluded it unlikely the full benefit of our deferred tax assets will more-likely-than-not be fully realized and our valuation allowance has been increased accordingly.   Our evaluation in fiscal years 2020 and 2019 were consistent with our 2018 conclusions.  See Note 6 in the consolidated financial statements for further details.

Financial Condition and Liquidity

The following table highlights the funds available to us as of April 30, 2020 and 2019:

	2020	2019
Cash	$2,263,000	$58,000
Amount available under our equipment loan	-	196,000
Amount available under our 5.00% asset-based revolving line of credit	2,000,000	275,000
Total funds available	$4,263,000	$529,000

Operating Activities

	2020	2019
Net cash provided by (used in) operating activities	$1,804,000	$(453,000)

The increase of $2,257,000 of net cash provided by operating activities between fiscal year 2020 and fiscal year 2019 is primarily due to increases in operating ROU assets, inventories and trade accounts payable.

Investing Activities

	2020	2019
Net cash used in investing activities	$(507,000)	$(150,000)

The increase of $357,000 of net cash used in investing activities during fiscal year 2020 as compared to fiscal year 2019 was due to an increase in capital expenditures in fiscal year 2020 as compared to fiscal year 2019.  We expect capital expenditure spending will continue to increase during fiscal year 2021 as compared to fiscal year 2020.

Financing Activities

	2020	2019
Net cash provided by financing activities	$908,000	$86,000

The increase of $822,000 in net cash used in financing activities between fiscal year 2020 and fiscal year 2019 is due to an increase in loan proceeds during fiscal year 2020.

Liquidity and Capital Resources

Due to the above-mentioned pandemic-related challenges, we are proactively managing costs and finding new sources of revenue to offset the impact of the anticipated commercial aerospace downturn.  We believe that maintaining our skilled workforce of production employees and engineers is vital to our continued success.  Without the combination of the PPP loan and the expansion of our line of credit, we would have had to make significant cost structure changes to our operations beginning near the end of fiscal year 2020. We believe that the projected cash flow from operations, additional proceeds from PPP funding and available borrowings under existing financing arrangements that supplement our working capital needs, will enable us to meet our anticipated funding requirements for the foreseeable future, based on historical levels. Our asset-based revolving line of credit and guidance line of credit are scheduled to mature on October 19, 2020.  We expect to renew each of the financing agreements, if deemed necessary.  The increase in our cash position from the prior fiscal year is due to the $1,985,000 PPP funding.  As of April 30, 2020, we had no funds drawn on the $2,000,000 asset-based revolving line of credit.  As of April 30, 2020 our total borrowing capacity is approximately $2,000,000, under our existing financing arrangements, plus $2,263,000 of cash on hand.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements.

Critical Accounting Policies

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect certain reported amounts and disclosures. Such judgments affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continuously evaluate our estimates and assumptions including those related to computing the carrying value of equipment, allowance for doubtful accounts receivable, the valuation allowance on deferred tax assets and the reserve for warranty costs. Accordingly, actual results could differ from those estimates, and such differences may be material. Any changes in estimates are recorded in the period in which they become known.  As previously described in the “Information” section, there are several risks and uncertainties which could impact our estimates.  Management continues to monitor the pandemic and adjust estimates as deemed appropriate.

The following is a summary of the most critical accounting policies used in the preparation of our consolidated financial statements.

Leases

The Company adopted the guidance of ASU No. 2016-02, Leases, (“ASC 842”) as of May 1, 2019 using the modified retrospective transition approach with the cumulative effect recognized at the date of initial application. The comparative information in the prior year has not been adjusted and continues to be reported under ASC 840, Leases, which was the accounting standard in effect for that period. ASC 842 requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations and presentation of cash flows. See Note 4—Leases for the required disclosures of the nature, amount, timing, and uncertainty of cash flows arising from leases.

Revenue Recognition

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

3)

Determination of the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods or services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company's contracts as of April 30, 2020 contained a significant financing component. Determining the transaction price requires significant judgment, which is discussed by revenue category in further detail below.

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

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.  Shipping and handling costs do not have a material impact to the financial statements.  No impairment losses were recognized in fiscal years 2020 and 2019 relating to receivables or contract assets arising from contracts with customers.

Allowance for Doubtful Accounts

Gross trade accounts receivable are offset with an allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review the allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectability. Account balances are charged against the allowance when placed for collection. Recoveries of receivables previously written off are recorded when received. The majority of the customer accounts are considered past due after the invoice becomes older than the customer's normal credit terms. Interest is not charged on past due accounts. The allowance for doubtful accounts was $41,000 and $12,000 at the end of fiscal year 2020 and 2019, respectively.

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

ITEM 8.    Financial Statements and Supplementary Data

Report Of Independent

Registered Public Accounting Firm

Shareholders and Board of Directors

Torotel, Inc.

Opinion On The Financial Statements

We have audited the accompanying consolidated balance sheets of Torotel, Inc. and subsidiary (collectively, the Company) as of April 30, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows, for each of the two years in the period ended April 30, 2020 and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Pronouncements

As discussed in Notes 1 and 4 to the consolidated financial statements, the Company changed its method of accounting for leases beginning on May 1, 2019 due to the adoption of ASC Topic 842, Leases.

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

Kansas City, Missouri

July 28, 2020

TOROTEL, INC.

CONSOLIDATED BALANCE SHEETS

	As of April 30,
	2020	2019
ASSETS
Current assets:
Cash	$2,263,000	$58,000
Trade receivables, net	2,104,000	2,590,000
Contract assets	960,000	1,104,000
Inventories	3,556,000	3,054,000
Prepaid expenses	285,000	152,000
	9,168,000	6,958,000

Land	265,000	265,000
Buildings and improvements	1,586,000	1,569,000
Equipment	4,520,000	4,045,000
	6,371,000	5,879,000
Less accumulated depreciation	4,388,000	4,056,000
Property, plant and equipment, net	1,983,000	1,823,000

Operating lease right-of-use assets	2,008,000	—
Deferred income taxes	—	34,000
Other assets	221,000	186,000

Total Assets	$13,380,000	$9,001,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$795,000	$1,121,000
Current maturities of operating lease liabilities	395,000	—
Current maturities of finance lease liabilities	27,000	—
Trade accounts payable	1,933,000	1,625,000
Accrued liabilities	899,000	824,000
Customer deposits	16,000	24,000
	4,065,000	3,594,000

Long-term debt, less current maturities	2,008,000	801,000
Operating lease liabilities, less current maturities	1,879,000	—
	3,887,000	801,000
Stockholders' equity:
Common stock; par value $0.01; 6,000,000 shares authorized; 5,995,750 shares issued and outstanding	60,000	60,000
Capital in excess of par value	12,653,000	12,545,000
Accumulated deficit	(7,285,000)	(7,999,000)
	5,428,000	4,606,000

Total Liabilities and Stockholders' Equity	$13,380,000	$9,001,000

The accompanying notes are an integral part of these statements.

TOROTEL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended April 30,

	2020	2019
Net sales	$26,133,000	$20,555,000
Cost of goods sold	17,124,000	13,591,000
Gross profit	9,009,000	6,964,000
Operating expenses:
Engineering	1,462,000	1,316,000
Selling, general and administrative	6,662,000	4,881,000
	8,124,000	6,197,000
Income from operations	885,000	767,000
Other expense:
Interest expense, net	96,000	112,000
Income before income tax expense	789,000	655,000
Income tax expense	75,000	13,000
Net income	$714,000	$642,000
Basic earnings per share	$0.12	$0.11

The accompanying notes are an integral part of these statements.

TOROTEL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

			Capital in		Total
		Common	Excess of	Accumulated	Stockholders'
	Shares	Stock	Par Value	Deficit	Equity
Balance, May 1, 2018	5,995,750	$60,000	$12,437,000	$(8,743,000)	$3,754,000
Stock compensation earned	—	—	108,000	—	108,000
Net income	—	—	—	642,000	642,000
Cumulative effect of adoption of new accounting principle	—	—	—	102,000	102,000
Balance, April 30, 2019	5,995,750	60,000	12,545,000	(7,999,000)	4,606,000
Stock compensation earned	—	—	108,000	—	108,000
Net income	—	—	—	714,000	714,000
Balance, April 30, 2020	5,995,750	$60,000	$12,653,000	$(7,285,000)	$5,428,000

The accompanying notes are an integral part of these statements.

TOROTEL, INC.

CONSOLIDATED STATEMENTS OF CASHFLOWS

Years ended April 30,

	2020	2019
Cash flows from operating activities:
Net income	$714,000	$642,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock compensation cost amortized	108,000	108,000
Depreciation	367,000	353,000
Deferred income taxes	—	34,000
Changes in operating assets and liabilities:
Trade receivables	486,000	(397,000)
Contract assets	144,000	(1,002,000)
Inventories	(502,000)	(692,000)
Prepaid expenses and other assets	(134,000)	109,000
Operating lease right-of-use assets	259,000	—
Trade accounts payable	288,000	580,000
Accrued liabilities	281,000	7,000
Current and long-term operating lease liabilities	(199,000)	—
Customer deposits	(8,000)	(195,000)
Net cash provided by (used in) operating activities	1,804,000	(453,000)
Cash flows from investing activities:
Capital expenditures	(508,000)	(152,000)
Proceeds from disposal of equipment	1,000	2,000
Net cash used in investing activities	(507,000)	(150,000)
Cash flows from financing activities:
Principal payments on long-term debt	(33,000)	(1,677,000)
Principal payments under capital and financing lease obligations	(71,000)	(71,000)
Payments on line of credit	(13,399,000)	(4,581,000)
Proceeds from line of credit	12,426,000	5,556,000
Proceeds from long-term debt	1,985,000	859,000
Net cash provided by financing activities	908,000	86,000
Net increase (decrease) in cash	2,205,000	(517,000)
Cash, beginning of period	58,000	575,000
Cash, end of period	$2,263,000	$58,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$99,000	$108,000
Income taxes	$70,750	$—
Non-cash investing and financing activities:
Tax credit reclassified from deferred tax asset to a receivable	$34,000	$—
Property held for sale reclassified as property, plant and equipment	—	694,000
Capital leases reclassified from long-term debt to finance lease liabilities	98,000	—
Deferred rent reclassified from accrued liabilities to operating lease right-of-use assets	206,000	—
Equipment financed through accounts payable	20,000	—

The accompanying notes are an integral part of these statements.

TOROTEL, INC.

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

Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. We grant unsecured credit to most of our customers. We do not believe that we are exposed to any extraordinary credit risk as a result of this policy. Cash balances did exceed federally insured limits at April 30, 2020.  At April 30, 2019, cash balances did not exceed federally insured limits. We have not experienced any losses in the cash accounts and we do not believe we are exposed to any significant credit risk with respect to our cash.

Fair Value of Financial Instruments

The carrying amounts of certain financial instruments, including cash, trade receivables and trade accounts payable approximate fair value due to their short maturities. As of April 30, 2020 and 2019, the amount of our long-term debt approximates fair value based on the present value of estimated future cash flows using a discount rate commensurate with a borrowing rate available to us.

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

3)

Determination of the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods or services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company's contracts as of April 30, 2020 and 2019, contained a significant financing component. Determining the transaction price requires significant judgment, which is discussed by revenue category in further detail below.

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

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.  Shipping and handling costs do not have a material impact to the financial statements.  No impairment losses were recognized in fiscal year 2020 relating to receivables or contract assets arising from contracts with customers.

Allowance for Doubtful Accounts

Gross trade accounts receivable are offset with an allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review the allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectability. Account balances are charged against the allowance when placed for collection. Recoveries of receivables previously written off are recorded when received. The majority of the customer accounts are considered past due after the invoice becomes older than the customer's credit terms. Interest is not charged on past due accounts. The allowance for doubtful accounts as of  April 30, 2020 and 2019 was $41,000 and $12,000, respectively.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using a FIFO approximated weighted average cost method of valuation. Our industry is characterized by short-term customer commitments and changes in demand, as well as other market considerations. Provisions for obsolete and excess inventory are based on reviews of inventory usage, quantities on hand and latest product demand information from customers. Inventories are reviewed in detail utilizing a 12-month time horizon. Individual part numbers that have not had any usage or purchases in a 12-month time period and do not have any known usage requirements are categorized as obsolete; individual part numbers having more than a 12-month supply based on the current year's usage are categorized as excess. Once specific inventory has been identified as excess or obsolete, the cost of the identified inventory is fully reserved and the cost of the inventory is not recovered until it is sold. The reserve balance is analyzed for adequacy as part of the inventory review each quarter.  The reserve for inventory as of April 30, 2020 and 2019 was $406,000 and $332,000, respectively.

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

Advertising Costs

Advertising costs are expensed as incurred. For the year ended April 30, 2020 advertising costs were $9,000.  For the year ended April 30, 2019 there were no advertising costs.

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

Paycheck Protection Program

We received funding from the Small Business Administration relating to the Paycheck Protection Program in the amount of $1,985,000 through a promissory note.  The loan and the related interest are recorded as a financial liability.  As of April 30, 2020, we have not obtained sufficient reasonable assurance that forgiveness conditions have been satisfied.  For subsequent reporting periods, we will reevaluate if there is reasonable assurance that forgiveness conditions have been satisfied. Upon obtaining reasonable assurance that the forgiveness conditions have been satisfied, the earnings will be recorded on a systematic basis over the periods in which we recognize the expenses for which the funds are intended to compensate.  In April 2020, we incurred $440,000 of eligible Paycheck Protection Program expenses.  These expenses are classified as nondeductible for income tax purposes and are recorded as permanent differences.

Accounting Pronouncements Recently Adopted

The Company adopted the guidance of ASU No. 2016-02, Leases, (“ASC 842”) as of May 1, 2019 using the modified retrospective transition approach with the cumulative effect recognized at the date of initial application. The comparative information in the prior year has not been adjusted and continues to be reported under ASC 840, Leases, which was the accounting standard in effect for that period. ASC 842 requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations and presentation of cash flows. See Note 4—Leases for the required disclosures of the nature, amount, timing, and uncertainty of cash flows arising from leases.

Accounting Pronouncements Issued, Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13 Measurement of Credit Losses on Financial Instruments. Under this guidance, a financial asset is required to be measured at amortized cost basis to be presented at the net amount expected to be collected.  The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset.  The measurement of expected credit losses will be based on current, historical, and forecasted information that impacts the collectability of the reported amount.  Additional disclosures will be required to provide information regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization's portfolio.  The original effective date for this guidance, including subsequently issued amendments, was for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. In November 2019, the FASB deferred the effective date of this guidance to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  We are currently evaluating this guidance.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.  This update removes certain exceptions and implements new requirements to help simplify the accounting for income taxes. This guidance is effective for fiscal years beginning after December 15, 2020. We are currently evaluating this guidance.

All other new accounting standards and updates of existing standards issued through the date of this filing were considered by management and did not relate to accounting policies and procedures pertinent to us at this time or were not expected to have a material impact to the consolidated financial statements.

NOTE 2—INVENTORIES

The following table summarizes the components of inventories, as of April 30 of each year:

	2020	2019
Raw materials	$2,417,000	$1,723,000
Work in process	961,000	1,052,000
Finished goods	178,000	279,000
	$3,556,000	$3,054,000

NOTE 3—REVENUE

Disaggregation of Revenue

The following tables summarize revenue from contracts with customers for the fiscal years ended April 30 of each year:

	2020	2019
Markets
Commercial Aerospace	$10,208,000	$7,690,000
Defense	15,140,000	11,849,000
Industrial	785,000	1,016,000
Total consolidated net sales	$26,133,000	$20,555,000

	2020	2019
Product Line
Magnetic components	$14,090,000	$10,600,000
Potted coil assembly	5,655,000	5,751,000
Electro-mechanical assemblies	6,388,000	3,920,000
Large transformers	—	284,000
Total consolidated net sales	$26,133,000	$20,555,000

	2020	2019
Geography
Domestic	$25,082,000	$18,472,000
Foreign	1,051,000	2,083,000
Total consolidated net sales	$26,133,000	$20,555,000

Torotel currently has a primary base of approximately 10 customers that historically provide nearly 95% of its annual sales volume.  Sales to two major customers as a percentage of consolidated net sales for the fiscal year ended April 30, 2020 was 31% and 28% respectively. Sales to two major customers as a percentage of consolidated net sales for the fiscal year ended April 30, 2019 was 30% and 21% respectively. Trade receivables from three major customers as a percentage of consolidated net trade receivables for the fiscal year ended April 30, 2020 was 48%. Trade receivables from one major customer as a percentage of consolidated net trade receivables for the fiscal year ended April 30, 2019 was 15%.

Contract balances

All receivable balances relate to customer contracts entered into during the fiscal year 2020.  We have no contract liabilities other than customer deposits which represent prepaid consideration for contracts with customers (see Note 13).  There have been no significant adjustments to contract asset balances related to contract modifications.  In fiscal year 2020 and 2019, we had certain customers totaling revenue of $7,973,000 and $4,301,000, respectively, with variable payment terms related to discounts in the amount of $59,000 and $32,000, respectively.

Remaining performance obligation

As of April 30, 2020, the aggregate amount of the contracted revenues allocated to our unsatisfied (or partially unsatisfied) performance obligations was $10,726,000. The balance of unsatisfied performance obligations excludes contracts with original maturities of one year or less.  We expect to recognize revenue as we satisfy our remaining performance obligations.  Total remaining performance obligation to be recognized in fiscal year 2021 is expected to be $4,659,000.  Total remaining performance obligation to be recognized in fiscal year 2022 is expected to be $6,067,000.

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

NOTE 4—LEASES

The Company adopted ASC 842 on May 1, 2019 using the modified retrospective transition method; and therefore, the comparative information has not been adjusted for the year ended April 30, 2019. Upon transition to the new standard, the Company elected the package of practical expedients, which permitted the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs.

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

Operating lease ROU assets and lease liabilities were recognized at commencement date based on the present value of minimum lease payments over the remaining lease term less the balance of our ASC 840 deferred rent liability. The minimum lease payments include base rent payments. The Company’s leases have remaining lease terms of approximately 1 year to 7 years, with an option to extend the lease. The present value of the lease payments is calculated using the incremental borrowing rate for operating leases, which was determined using a portfolio approach based on the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. Operating lease expense is recognized on a straight-line basis over the lease term.

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

As a result of adopting ASC 842, the Company’s consolidated balance sheet includes additional operating ROU lease assets and total operating lease liabilities of $2,008,000 and $2,274,000, respectively, at April 30, 2020. The initial measurement occurring on May 1, 2019, resulted in operating lease ROU assets of $2,267,000, finance lease ROU assets of $98,000, current operating lease liabilities of $380,000, current finance lease liabilities of $73,000, noncurrent operating lease liabilities of $2,093,000, and noncurrent finance lease liabilities of $25,000. The difference of $206,000 between the ROU assets and the lease liabilities results from a reclassification of deferred rent to the operating lease ROU asset of $206,000.

The following table provides the operating and finance ROU assets and lease liabilities at April 30:

	Balance Sheet Classification	2020
Assets
Operating lease right-of-use assets	Operating right-of-use assets	$2,008,000
Finance lease right-of-use assets	Property, plant and equipment, net	27,000
Total leased assets		$2,035,000

Liabilities
Current
Operating lease liabilities	Current maturities of operating lease liabilities	$395,000
Finance lease liabilities	Current maturities of finance lease liabilities	27,000
Noncurrent
Operating lease liabilities	Operating lease liabilities, less current maturities	1,879,000
Total lease liabilities		$2,301,000

The components of lease expense were as follows at April 30:

2020

Operating lease expense	$532,000
Finance lease expense
Amortization of right-of-use assets	71,000
Interest on lease liabilities	7,000
Total finance lease expense	78,000
Total lease expense	$610,000

The supplemental components of cash flows were as follows at April 30:

2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$472,000
Financing cash flows from finance leases	71,000
Total cash paid for amounts included in the measurement of lease liabilities	$543,000

The following table represents the weighted-average remaining lease term and discount rate as of April 30, 2020:

	2020
	Weighted Average	Weighted Average
	Remaining	Discount
Lease Term and Discount Rate	Lease Term (years)	Rate
Operating leases	6.60	4.52%
Finance leases	0.42	5.43%

Future minimum lease payments on the amended operating lease and future minimum finance lease payments as of April 30, 2020 are as follows:

	Finance Lease	Operating Lease
Fiscal Years Ending April 30,	Payments	Payments
2021	$27,000	$436,000
2022	—	448,000
2023	—	452,000
2024	—	452,000
2025	—	456,000
2026	—	467,000
2027	—	350,000
	$27,000	$3,061,000

NOTE 5—FINANCING AGREEMENTS

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

	2020	2019
5.00% asset-based revolving line of credit with a maturity date of October 19, 2020	$-	$975,000
6.25% guidance line of credit with a maturity date of October 19, 2019	-	54,000
5.35% mortgage note payable in monthly installments of $5,573, including interest, with final payment of $690,829 due October 19, 2023	773,000	795,000
5.50% equipment term loan note payable in monthly installments of $1,034, including interest, with final payment of $1,034 due on May 13, 2024	45,000	-
1.00% Paycheck Protection Program loan note payable in monthly installments of $111,712 starting after the six month payment deferment period on October 30, 2020, with a final payment of $111,712 due April 29, 2022. Interest will accrue during the deferment period.	1,985,000	-
Capital lease obligations (see Note 4)	-	98,000
Total long-term debt	2,803,000	1,922,000
Less current installments	795,000	1,121,000
Long-term debt, excluding current installments	$2,008,000	$801,000

The asset-based revolving line of credit is intended to be used for working capital purposes and has a capacity of $2,000,000.  The asset-based revolving line of credit is renewable annually upon mutual agreement of Torotel and the Bank. The associated interest rate is equal to the greater of the floating Cornerstone Bank Corporate Base Rate (5.00% as of April 30, 2020) or a floor of 5%.  Monthly repayments of interest only are required under the asset-based revolving line of credit promissory note with the principal due at maturity.  The borrowing base of the revolving line of credit is limited to 80% of eligible accounts receivable, plus 50% of eligible inventory, plus 80% of eligible equipment.  This asset-based revolving line of credit is cross collateralized and cross defaulted with all other financing agreements of Torotel with the Bank.  Pursuant to a Commercial Security Agreement dated October 19, 2018, between Torotel and the Bank (the “Commercial Security Agreement”), which was entered into in connection with the financing agreements, the asset-based revolving line of credit is secured by a first lien on all business assets of Torotel. Under the revolving line of credit, if the aggregate principal amount of the outstanding advances exceeds the applicable borrowing base, Torotel must pay the Bank an amount equal to the difference between the outstanding principal balance of the revolving line of credit and the borrowing base.

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

On April 15, 2020, Torotel entered into a promissory note with the Bank, which provides for a loan in the amount of $1,984,688 (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The Promissory Note contains events of default and other provisions customary for a loan of this type. The Paycheck Protection Program provides that the PPP Loan may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. Torotel Products intends to use the proceeds from the PPP Loan for qualifying expenses and to apply for forgiveness of the PPP Loan in accordance with the terms of the CARES Act. However, neither the Company nor Torotel Products can completely assure at this time that such forgiveness of the PPP Loan will occur.

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

The amount of long-term debt maturities by year is as follows:

Year Ending April 30,	Amount
2021	$795,000
2022	1,251,000
2023	38,000
2024	719,000
$2,803,000

Irrevocable Standby Letter of Credit

Under the terms of a lease amendment for its manufacturing facility located in Olathe, Kansas (see Note 7), Torotel provided the landlord an irrevocable standby letter of credit in the original amount of $300,000 as additional security. On January 1, 2020, the letter of credit was reduced from $300,000 to $225,000. The balance under the letter of credit will automatically reduce in accordance with the below schedule if not drawn upon:

Date of Reduction	Amount of Reduction	Balance of Letter of Credit
January 1, 2021	$75,000	$150,000
January 1, 2022	75,000	75,000
January 1, 2023	75,000	-

NOTE 6—INCOME TAXES

The components of the provision (benefit) for income taxes are as follows:

	2020	2019
Current tax expense (benefit)
Federal	$—	$(34,000)
State	75,000	13,000
	75,000	(21,000)
Deferred tax expense
Federal	—	34,000
State	—	—
	—	34,000
Total income tax provision	$75,000	$13,000

The effective tax rate as of April 30, 2020 and 2019 is 9.5% and 2.0%, respectively.

The provision for income taxes reflected in the consolidated statements of operations differs from the amounts computed at the federal statutory tax rates.

The principal differences between our statutory income tax expense and the effective provision for income taxes are summarized as follows:

	2020	2019
Computed tax expense at statutory rates	$166,000	$137,000
Permanent differences	98,000	6,000
State tax and credits	59,000	56,000
Adjustments required by change in method of accounting as a result of adopting ASC 606	(24,000)	31,000
Other	(4,000)	—
Use of net operating loss carryforward	(220,000)	(217,000)
	$75,000	$13,000

We have available as benefits to reduce future income taxes, subject to applicable limitations, estimated federal net operating loss carryforward amounts as described below.

Net Operating Loss
Year of Expiration	Carryforwards
2038	$92,000

The following table summarizes the components of the net deferred income tax asset:

	2020	2019
Net operating loss carryforwards	$19,000	$226,000
Inventory valuation reserve	109,000	89,000
Loss on equity and impairment in investee	301,000	301,000
Tax credit carryforward	—	34,000
Adjustments required by change in method of accounting as a result of adopting ASC 606	—	(31,000)
Cost of sales adjustment from ASC 606	15,000	163,000
Depreciation expense	(171,000)	(111,000)
Uniform capitalization	—	19,000
Right-of-use asset	(538,000)	—
Lease liability	609,000	—
Bad debt reserve	11,000	3,000
Warranty reserve	5,000	9,000
Accrued vacation	35,000	7,000
Accrued bonuses	65,000	42,000
Accrued commissions	15,000	16,000
Claims reserve	7,000	7,000
Stock compensation	105,000	76,000
Deferred rent	—	55,000
Other	2,000	—
	589,000	905,000
Less: valuation allowance	(589,000)	(871,000)
	$—	$34,000

As of April 30, 2018, the Company had federal minimum tax credit carryforwards of $68,000. In 2019, 50% of the federal minimum tax credit carryforwards were refunded. In 2020, the remaining 50% of the federal minimum tax credit carryforwards were eligible for refund and applied towards future period tax due.

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

The net change in the valuation allowance for the year ended April 30, 2020 and 2019, was a decrease of $282,000 and $217,000, respectively.  Valuation allowances are reviewed on a quarterly basis and adjustments made as appropriate.  The decrease in the valuation allowance in 2020 and 2019 resulted primarily from utilization of NOLs and credits.

The Company's determination of the realizable deferred tax assets requires the exercise of significant judgment, based in part on business plans and expectations about future outcomes. In the event the actual results differ from these estimates in future periods, the Company may need to adjust the valuation allowance, which could materially impact our financial position and results of operations. The Company will continue to assess the need for a valuation allowance in future periods. As of April 30, 2020 and 2019, the Company maintained a valuation allowance of $589,000 and $871,000, respectively, for its deferred tax assets.

As of April 30, 2020, the federal tax returns for the fiscal years ended 2017 through 2019 remain subject to examination and assessment. Fiscal years ending before 2017 remain open solely for purposes of examination of our loss and credit carryforwards. As of April 30, 2020, the Company has no federal or state examinations ongoing.

We recognize accrued interest and penalties related to unrecognized tax benefits, as well as interest received from favorable tax settlements, within income tax expense. As of April 30, 2020 and 2019, we recorded no accrued interest or penalties related to uncertain tax positions. We expect no significant change in the amount of unrecognized tax benefit, accrued interest or penalties within the next twelve months.

NOTE 7—COMMITMENTS AND CONTINGENCIES

As part of our ongoing operations, we enter into arrangements that obligate us to make future payments to various parties. Some of these contractual obligations are not reflected on the accompanying consolidated balance sheets due to the nature of the obligations. Such obligations include operating leases for production space and for equipment.

On July 10, 2014, we entered into a real estate lease agreement in Hatfield, Pennsylvania to lease approximately 5,000 square feet for manufacturing electromechanical assemblies and other transformers.  This agreement commenced on August 1, 2014 and continues through July 31, 2019.  During fiscal year 2019, the lease was automatically extended, as stated within the original lease agreement, for an additional one year period to July 31, 2020.  On June 17, 2020, Torotel entered into a new lease agreement adjusting the leased space to approximately 7,000 square feet and the monthly base rent to $4,241.

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

Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods free of rent. Total rent expense for all operating leases for the fiscal years ended April 30, 2020 and 2019 was $532,000 and $650,000, respectively.

Torotel is subject to legal proceedings and claims that arise in the normal course of business.  It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the financial position or results of operations of Torotel.

NOTE 8—EMPLOYEE INCENTIVE PLANS

Short-term Cash Incentive Plan

The Short-term Cash Incentive Plan ("STIP") became effective for fiscal year 2008. The purpose of the STIP is to promote the long-term financial performance of Torotel by providing key employees with the opportunity to earn cash awards for accomplishing annual goals for Return on Capital Employed ("ROCE") as defined in the STIP. For the years ended April 30, 2020 and 2019 there were no short-term cash incentive plan expenses.

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

Long-term Cash Incentive Plan

The Long-term Cash Incentive Plan ("LTCIP") provides key employees with the opportunity to earn cash awards for accomplishing plan goals based on predetermined targets for average annual sales and earnings growth, ROCE and debt to equity. Under the terms of the LTCIP, awards will not be paid if Torotel's performance on any LTCIP metric is less than the threshold level of performance defined for that LTCIP metric. For the years ended April 30, 2020 and 2020, there were no long-term cash incentive plan expenses for both years.

Performance Bonus

We provided discretionary performance bonuses for employees.  Total expense for these bonuses was $226,000 and $209,000 for the years ended April 30, 2020 and 2019.

401(k) Retirement Plan

We have a 401(k) Retirement Plan for Torotel’s employees. Employer contributions to that plan are at the discretion of the Board of Directors. Employer contributions to the plan for the years ended April 30, 2020 and 2019 were  $169,000 and $148,000, respectively.

NOTE 9—RESTRICTED STOCK AGREEMENTS

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

The Shares were granted subject to restrictions that prohibit them from being sold, assigned, pledged or otherwise disposed of until the restrictions lapse.  The restrictions will lapse on the fifth anniversary of the date of grant if during the five year restriction period, (1) the Company's cumulative annual growth in revenue is at least 10%, and (2) the average economic value added as a percentage of revenue is at least 2%. The economic value added, which attempts to capture the true economic profit, will be calculated as the operating profit less the cost of capital with adjustments made for taxes. The restrictions will also lapse, if prior to the fifth anniversary of the date of grant, (1) the grantee's employment with the Company is terminated by reason of disability, (2) the grantee dies, or (3) the Committee, in its sole discretion, terminates the restrictions.  If the restrictions on the Shares have not lapsed by the fifth anniversary of the date of grant, the Shares will be forfeited to the Company.  For the years ended April 30, 2020 and 2019, there were no stock award plan expenses.

Stock Compensation Costs and Restricted Stock Activity

Total stock compensation cost for both years ended April 30, 2020 and 2019, was $108,000.

.

Restricted stock activity for each year ended through April 30 is summarized as follows:

	2020		2019
	Restricted	Weighted	Restricted	Weighted
	Shares	Average	Shares	Average
	Under	Grant	Under	Grant
	Option	Price	Option	Price
Outstanding at May 1	730,000	$0.740	730,000	$0.740
Granted	—	—	—	—
Forfeited	—	—	—	—
Outstanding at April 30	730,000	$0.740	730,000	$0.740

NOTE 10—STOCKHOLDERS' EQUITY

The changes in shares of common stock outstanding as of April 30 of each year are summarized as follows:

	2020	2019
Balance, May 1	5,995,750	5,995,750
Shares released from treasury for restricted stock grants	—	—
Newly issued shares for restricted stock grants	—	—
Shares reverted to treasury for restricted stock forfeitures	—	—
Balance, April 30	5,995,750	5,995,750

NOTE 11—EARNINGS PER SHARE

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

The basic earnings per common share were computed as follows for the year ended April 30:

	2020	2019
Net income	$714,000	$642,000
Amounts allocated to participating securities (nonvested restricted shares)	(87,000)	(78,000)
Net income attributable to common shareholders	$627,000	$564,000
Basic weighted average common shares	5,265,750	5,265,750
Earnings per share attributable to common shareholders:
Basic earnings per share	$0.12	$0.11

ASC 260, Earnings per Share, provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be participating securities and must be included in the computation of earnings per share pursuant to the two-class method.  Diluted earnings per share is not presented as we do not have any shares considered incremental and dilutive.

NOTE 12—ACCRUED LIABILITIES

Accrued liabilities as of April 30 of each year consist of the following:

	2020	2019
Employee related expenses:
Accrued payroll	$454,000	$286,000
Accrued payroll taxes	36,000	22,000
Accrued employee benefits	252,000	165,000
	$742,000	$473,000
Other, including interest:
Warranty reserve	$20,000	$22,000
Property taxes	38,000	20,000
Deferred rent	—	206,000
Other	99,000	103,000
	$157,000	$351,000
	$899,000	$824,000

The changes in warranty reserve as of April 30 of each year are summarized as follows:

	2020	2019
Balance, May 1	$22,000	$300,000
Credit memos issued	(194,000)	(212,000)
Provision for warranty accrual	192,000	(66,000)
Balance, April 30	$20,000	$22,000

NOTE 13—CUSTOMER DEPOSITS

For certain customers, we collect payment at the time the order is placed.  These deposits are classified as a liability and will be recognized as revenue at the time of shipment in accordance with our revenue recognition policy.  As of April 30, 2020 and April 30, 2019 we had $16,000 and $24,000, respectively in customer deposits related to this arrangement.

NOTE 14—SELF-INSURANCE CAPTIVE

We are a member of a limited liability company formed as an insurance association captive (the "captive") in order to provide partially self-insured health benefits to our employees that elect coverage under the plan. Our membership percentage in this captive is approximately 0.5% and represents an investment of $87,000.  Therefore, our investment is accounted for utilizing the cost method of accounting. Our risk of loss is limited to our investment in the captive and we are not required to fund additional capital to the captive in the event of negative capital accounts.  Our share of net income from the captive is based on our ratio of contribution to the captive.  No income has been allocated in either fiscal year 2020 or 2019.

We maintain a reserve for incurred but not reported medical claims and claim development. Our reserve is an estimate based on historical experience and other assumptions, some of which are subjective. We adjust our self-insured medical benefits reserve as we experience changes due to medical inflation, changes in the number of plan participants and changes to specific cases.  Our total reserve for these claims for both fiscal years ended April 30, 2020 and 2019 was $25,000.

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

Torotel’s leased property by asset category was as follows:

	2020	2019
Land	$265,000	$265,000
Buildings and improvements	1,000,000	1,000,000
	1,265,000	1,265,000
Less accumulated depreciation	(707,000)	(659,000)
Net leased property	$558,000	$606,000

Depreciation resulting from the leased property amounted to $48,000 and $35,000 during fiscal year 2020 and 2019, respectively.

NOTE 16 – COVID-19 Impact

The COVID-19 pandemic, first identified in Wuhan, Hubei Province, China, continues to spread worldwide, causing weakened international economic conditions.  Torotel provides end products to the defense industry and is considered an essential business.  We have been fully operating throughout the pandemic.  Due to the concerns around the outbreak of COVID-19, we have implemented several new policies and procedures based on CDC recommendations.  All of our employees who do not have critical functions requiring them to be on-site have been working remotely to lower the number of people within the facilities. For those employees required to work on-site, we have implemented new measures including increased distancing of workstations, closed access to common areas and meeting rooms, increased cleaning efforts, implemented face mask requirements, further restricted access to our premises by suppliers and customers, and other safety precautions. We expect to continue these changes for the foreseeable future.  As a result of the pandemic, there is significant uncertainty around the U.S. and global economy, U.S. Department of Defense spending as a result of potential budget cuts, future customer demand, supply chain availability, oil price fluctuations, cash collections, and costs related to our changes to help ensure the safety and well-being of our employees.  Late in the fourth quarter of fiscal 2020, we have experienced lower commercial aerospace sales as a result of COVID-19. Due to this change in sales and the significant uncertainties outlined above in April 2020, we applied for a loan under the Paycheck Protection Program (the “PPP”) of the 2020 Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) administered by the Small Business Association.  On April 15, 2020, Torotel received $1.9 million in PPP funds. We intend to use these funds from this loan only for the purposes included in the PPP, including payroll, employee benefits, rent, utilities and interest on certain finance agreements (See Note 5).  At the date of this filing, the full extent of which the COVID-19 pandemic may impact our financial condition or results of operations is uncertain.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of April 30, 2020 and based on that evaluation have concluded that these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework contained in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of April 30, 2020.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the year ending April 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Additional internal controls were implemented to ensure proper custody and compliance with PPP funding.

ITEM 9B.    Other Information

None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the information contained in our definitive proxy statement to be filed with the SEC no later than 120 days after the end of our most recent fiscal year in connection with our 2020 Annual Meeting of Shareholders.

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

ITEM 11.    Executive Compensation

The information required by this item is incorporated herein by reference to the information contained in our definitive proxy statement to be filed with the SEC no later than 120 days after the end of our most recent fiscal year in connection with our 2020 Annual Meeting of Shareholders.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the information contained in our definitive proxy statement to be filed with the SEC no later than 120 days after the end of our most recent fiscal year in connection with our 2020 Annual Meeting of Shareholders.

Securities Authorized for Issuance under Equity Compensation Plans

Torotel has certain long-term incentive plans, including a Stock Award Plan (see Note 8 of the Notes to Consolidated Financial Statements). The table below includes the number of shares authorized for the Stock Award Plan.

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

There were no unregistered sales of securities by Torotel, or any share repurchases by Torotel, during the fourth quarter of fiscal year 2020.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the information contained in our definitive proxy statement to be filed with the SEC no later than 120 days after the end of our most recent fiscal year in connection with our 2020 Annual Meeting of Shareholders.

ITEM 14.    Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the information contained in our definitive proxy statement to be filed with the SEC no later than 120 days after the end of our most recent fiscal year in connection with our 2020 Annual Meeting of Shareholders.

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

Torotel, Inc.

By:	/s/ HEATH C. HANCOCK
Heath C. Hancock
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

	Date:	July 28, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ DALE H. SIZEMORE, JR.		By:	/s/ ANTHONY L. LEWIS
	Dale H. Sizemore, Jr.			Anthony L. Lewis
	Chairman of the Board, President,			Director
Chief Executive Officer (Principal Executive Officer) and Director

	Date:	July 28, 2020		Date:	July 28, 2020

By:	/s/ RICHARD A. SIZEMORE		By:	/s/ STEPHEN K. SWINSON
	Richard A. Sizemore			Stephen K. Swinson
	Director			Director

	Date:	July 28, 2020		Date:	July 28, 2020

By:	/s/ BARRY B. HENDRIX		By:	/s/ HEATH C. HANCOCK
	Barry B. Hendrix			Heath C. Hancock
	Director			Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

	Date:	July 28, 2020		Date:	July 28, 2020

By:	/s/ S. SCOTT STILL
S. SCOTT STILL
Director

	Date:	July 28, 2020