Form 10-Q
period 2020-07-31
TOROTEL INC
filed 2020-09-11
CIK 98752

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C.  20549

FORM 10-Q

⌧QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

or

◻TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ◻  No ⌧

As of September 11, 2020, there were 5,995,750 shares of Common Stock, $0.01 par value, outstanding.

TOROTEL, INC. AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	July 31, 2020	April 30, 2020
ASSETS
Current assets:
Cash	$2,017,000	$2,263,000
Trade receivables, net	3,383,000	2,104,000
Contract assets	357,000	960,000
Inventories	3,921,000	3,556,000
Prepaid expenses	471,000	285,000
	10,149,000	9,168,000

Land	265,000	265,000
Buildings and improvements	1,586,000	1,586,000
Equipment	4,561,000	4,520,000
	6,412,000	6,371,000
Less accumulated depreciation	4,484,000	4,388,000
Property, plant and equipment, net	1,928,000	1,983,000

Operating right-of-use assets	1,920,000	2,008,000
Deferred income taxes	288,000	—
Other assets	156,000	221,000

Total Assets	$14,441,000	$13,380,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$1,842,000	$795,000
Current maturities of operating lease liabilities	395,000	395,000
Current maturities of finance lease liabilities	12,000	27,000
Trade accounts payable	1,143,000	1,933,000
Accrued liabilities	1,128,000	899,000
Customer deposits	68,000	16,000
	4,588,000	4,065,000

Long-term debt, less current maturities	1,851,000	2,008,000
Operating lease liabilities, less current maturities	1,817,000	1,879,000
	3,668,000	3,887,000
Stockholders' equity:
Common stock; par value $0.01; 6,000,000 shares authorized; 5,995,750 shares issued and outstanding	60,000	60,000
Capital in excess of par value	12,680,000	12,653,000
Accumulated deficit	(6,555,000)	(7,285,000)
	6,185,000	5,428,000

Total Liabilities and Stockholders' Equity	$14,441,000	$13,380,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	July 31, 2020	July 31, 2019
Net sales	$6,019,000	$6,346,000
Cost of goods sold	3,680,000	3,953,000
Gross profit	2,339,000	2,393,000
Operating expenses:
Engineering	351,000	388,000
Selling, general and administrative	1,363,000	1,423,000
	1,714,000	1,811,000
Income from operations	625,000	582,000
Other expense:
Interest expense, net	23,000	27,000
Income before income tax expense (benefit)	602,000	555,000
Income tax expense (benefit)	(128,000)	111,000
Net income	$730,000	$444,000
Basic earnings per share	$0.12	$0.07

The accompanying notes are an integral part of these statements.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

			Capital In		Total
		Common	Excess of	Accumulated	Stockholders'
	Shares	Stock	Par Value	Deficit	Equity
For The Three Months Ended July 31, 2019:
Balance, April 30, 2019	5,995,750	$60,000	$12,545,000	$(7,999,000)	$4,606,000
Stock compensation earned	—	—	27,000	—	27,000
Net income	—	—	—	444,000	444,000
Balance, July 31, 2019	5,995,750	60,000	12,572,000	(7,555,000)	5,077,000

For The Three Months Ended July 31, 2020:
Balance, April 30, 2020	5,995,750	$60,000	$12,653,000	$(7,285,000)	$5,428,000
Stock compensation earned	—	—	27,000	—	27,000
Net income	—	—	—	730,000	730,000
Balance, July 31, 2020	5,995,750	60,000	12,680,000	(6,555,000)	6,185,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	July 31, 2020	July 31, 2019
Cash flows from operating activities:
Net income	$730,000	$444,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock compensation cost amortized	27,000	27,000
Depreciation	96,000	92,000
Deferred income taxes	(288,000)	—
Changes in operating assets and liabilities:
Trade receivables	(1,279,000)	122,000
Contract assets	603,000	(69,000)
Inventories	(365,000)	(202,000)
Prepaid expenses and other assets	(121,000)	(199,000)
Operating lease right-of-use assets	88,000	53,000
Trade accounts payable	(790,000)	46,000
Accrued liabilities	229,000	511,000
Current and long-term operating lease liabilities	(62,000)	(53,000)
Customer deposits	52,000	2,000
Net cash provided by (used in) operating activities	(1,080,000)	774,000
Cash flows from investing activities:
Capital expenditures	(41,000)	(116,000)
Net cash used in investing activities	(41,000)	(116,000)
Cash flows from financing activities:
Principal payments on long-term debt	(9,000)	(7,000)
Principal payments under capital and financing lease obligations	(15,000)	(16,000)
Payments on line of credit	(2,938,000)	(3,777,000)
Proceeds from line of credit	3,837,000	3,437,000
Net cash provided by (used in) financing activities	875,000	(363,000)
Net increase (decrease) in cash	(246,000)	295,000
Cash, beginning of period	2,263,000	58,000
Cash, end of period	$2,017,000	$353,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$23,000	$27,000
Non-cash investing and financing activities:
Capital leases reclassified from long-term debt to finance lease liabilities	—	98,000
Deferred rent reclassified from accrued liabilities to operating right-of-use assets	—	206,000

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The consolidated condensed balance sheet as of April 30, 2020, which has been derived from the audited financial statements of Torotel, Inc. ("Torotel" or the “Company”), is accompanied by the unaudited interim consolidated condensed financial statements, which reflect the normal recurring adjustments that in the opinion of management are necessary to present fairly Torotel’s consolidated financial position at July 31, 2020, and the consolidated results of operations and cash flows for the three months ended July 31, 2020, and 2019, respectively.

The unaudited interim consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although management believes the disclosures made are adequate to make the information not misleading. The financial statements contained herein should be read in conjunction with Torotel’s consolidated financial statements and related notes filed on Torotel's Form 10-K for the year ended April 30, 2020 as filed with the SEC on July 28, 2020.

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

NOTE 3—INVENTORIES

The following table summarizes the components of inventories:

	July 31, 2020	April 30, 2020
Raw materials	$2,669,000	$2,417,000
Work in process	928,000	961,000
Finished goods	324,000	178,000
	$3,921,000	$3,556,000

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

3)

Determination of the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods or services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company's contracts as of July 31, 2020 contained a significant financing component. Determining the transaction price requires significant judgment, which is discussed by revenue category in further detail below.

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

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.  Shipping and handling costs do not have a material impact to the financial statements.  No impairment losses were recognized in the three months ending July 31, 2020 and 2019, relating to receivables or contract assets arising from contracts with customers.

Disaggregation of Revenue

The following tables summarize revenue from contracts with customers for the three months ended July 31, 2020 and 2019.

	Three Months Ended
	July 31, 2020	July 31, 2019
Markets
Commercial Aerospace	$925,000	$2,410,000
Defense	4,869,000	3,823,000
Industrial	225,000	113,000
Total consolidated net sales	$6,019,000	$6,346,000

	Three Months Ended
	July 31, 2020	July 31, 2019
Product Line
Magnetic components	$3,963,000	$3,254,000
Potted coil assembly	1,735,000	1,519,000
Electro-mechanical assemblies	321,000	1,573,000
Total consolidated net sales	$6,019,000	$6,346,000

	Three Months Ended
	July 31, 2020	July 31, 2019
Geography
Domestic	$5,898,000	$6,098,000
Foreign	121,000	248,000
Total consolidated net sales	$6,019,000	$6,346,000

Contract balances

All contract asset balances relate to customer contracts entered into during the fiscal year ending April 30, 2021.  We have no contract liabilities other than customer deposits which represent prepaid consideration for contracts with customers.  There have been no significant adjustments to contract asset balances related to contract modifications.  We have certain customers totaling revenue of $337,000 with variable payment terms related to discounts in the amount of $3,000 in the fiscal year ending April 30, 2021.

Remaining performance obligations

As of July 31, 2020, the aggregate amount of the contracted revenues allocated to our unsatisfied (or partially unsatisfied) performance obligations was $10,992,000. The balance of unsatisfied performance obligations excludes contracts with original maturities of one year or less.  We expect to recognize revenue as we satisfy our remaining performance obligations.  Total remaining performance obligations to be recognized in the fiscal year ending April 30, 2021 is expected to be $4,779,000.  Total remaining performance obligations to be recognized in the fiscal year ending April 30, 2022 is expected to be $6,213,000.

NOTE 5—LEASES

The Company adopted ASC 842 on May 1, 2019 using the modified retrospective transition method. Upon transition to the new standard, the Company elected the package of practical expedients, which permitted the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs.

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

Operating lease right-of-use (ROU) assets and lease liabilities were recognized at commencement date based on the present value of minimum lease payments over the remaining lease term. The minimum lease payments include base rent payments. The Company’s leases have remaining lease terms of approximately 1 year to 8 years, which may include the option to extend the lease when it is reasonably certain the Company will exercise that option. The present value of the lease payments is calculated using the incremental borrowing rate for operating leases, which was determined using a portfolio approach based on the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. Operating lease expense is recognized on a straight-line basis over the lease term.

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

The following table provides the operating and finance ROU assets and lease liabilities:

	Balance Sheet Classification	July 31, 2020	April 30, 2020
Assets
Operating lease right-of-use assets	Operating right-of-use assets	$1,920,000	$2,008,000
Finance lease right-of-use assets	Property, plant and equipment, net	12,000	27,000
Total leased assets		$1,932,000	$2,035,000

Liabilities
Current
Operating lease liabilities	Current maturities of operating lease liabilities	$395,000	$395,000
Finance lease liabilities	Current maturities of finance lease liabilities	12,000	27,000
Noncurrent
Operating lease liabilities	Operating lease liabilities, less current maturities	1,817,000	1,879,000
Total lease liabilities		$2,224,000	$2,301,000

The components of lease expense were as follows:

	Three Months Ended
	July 31, 2020	July 31, 2019

Operating lease expense	$135,000	$112,000
Finance lease expense
Amortization of right-of-use assets	11,000	10,000
Interest on lease liabilities	-	3,000
Total finance lease expense	11,000	13,000
Total lease expense	$146,000	$125,000

The supplemental components of cash flows were as follows:

	Three Months Ended
	July 31, 2020	July 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$109,000	$112,000
Financing cash flows from finance leases	15,000	16,000
Total cash paid for amounts included in the measurement of lease liabilities	$124,000	$128,000

The following table represents the weighted-average remaining lease term and discount rate as of July 31, 2020 and April 30, 2020:

	July 31, 2020
	Weighted Average	Weighted Average
	Remaining	Discount
Lease Term and Discount Rate	Lease Term (years)	Rate
Operating leases	6.17	4.52%
Finance leases	0.25	5.44%

	April 30, 2020
	Weighted Average	Weighted Average
	Remaining	Discount
Lease Term and Discount Rate	Lease Term (years)	Rate
Operating leases	6.60	4.52%
Finance leases	0.42	5.43%

Future minimum lease payments on the amended operating lease and future minimum finance lease payments as of July 31, 2020 are as follows:

	Finance Lease	Operating Lease
Fiscal Years Ending April 30,	Payments	Payments
2021	$12,000	$371,000
2022	—	512,000
2023	—	505,000
2024	—	452,000
2025	—	456,000
2026	—	467,000
2027	—	350,000
	$12,000	$3,113,000

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

	July 31, 2020	April 30, 2020
5.00% asset-based revolving line of credit with a maturity date of October 19, 2020	$899,000	$-
5.35% mortgage note payable in monthly installments of $5,573, including interest, with final payment of $690,829 due October 19, 2023	766,000	773,000
5.50% equipment term loan note payable in monthly installments of $1,034, including interest, with final payment of $1,034 due on May 13, 2024	43,000	45,000
1.00% Paycheck Protection Program loan note payable in monthly installments of $111,712 starting after the six month payment deferment period on October 30, 2020, with a final payment of $111,712 due April 29, 2022. Interest will accrue during the deferment period.	1,985,000	1,985,000
Total long-term debt	3,693,000	2,803,000
Less current installments	1,842,000	795,000
Long-term debt, excluding current installments	$1,851,000	$2,008,000

The asset-based revolving line of credit is intended to be used for working capital purposes and has a capacity of $2,000,000.  The asset-based revolving line of credit is renewable annually upon mutual agreement of Torotel and the Bank. The Company intends to renew the asset-based revolving line of credit.  The associated interest rate is equal to the greater of the floating Cornerstone Bank Corporate Base Rate (5.50%  as of July 31, 2020) or a floor of 5.0%.  Monthly repayments of interest only are required under the asset-based revolving line of credit promissory note with the principal due at maturity.  The borrowing base of the revolving line of credit is limited to 80% of eligible accounts receivable, plus 50% of eligible inventory, plus 80% of eligible equipment.  This asset-based revolving line of credit is cross collateralized and cross defaulted with all other financing agreements of Torotel with the Bank.  Pursuant to a Commercial Security Agreement dated October 19, 2018, between Torotel and the Bank (the “Commercial Security Agreement”), which was entered into in connection with the financing agreements, the asset-based revolving line of credit is secured by a first lien on all business assets of Torotel. Under the revolving line of credit, if the aggregate principal amount of the outstanding advances exceeds the applicable borrowing base, Torotel must pay the Bank an amount equal to the difference between the outstanding principal balance of the revolving line of credit and the borrowing base.

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

NOTE 7—INCOME TAXES

The Company incurred an income tax benefit of $128,000 during the three months ended July 31, 2020 and incurred income tax expense of $111,000 during the three months ended July 31, 2019, with an effective tax rate of 26.5% and 19.9%, respectively.

The income tax benefit was derived from a release of $288,000 from the valuation allowance offset by $160,000 of income tax expense during the three months ended July 31, 2020.  The valuation allowance was $301,000 and $589,000 as of July 31, 2020 and April 30, 2020, respectively.

As of July 31, 2020, the federal tax returns for the fiscal years ended 2018 through 2020 are open to audit until the statute of limitations closes for the years in which our net operating losses are utilized. We would recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense. As of July 31, 2020, we recorded no accrued interest or penalties related to uncertain tax positions. We expect no significant change in the amount of unrecognized tax benefit, accrued interest or penalties within the next twelve months.

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

Stock Compensation Costs and Restricted Stock Activity

Total stock compensation cost was $27,000 for each of the three months ended July 31, 2020 and 2019.

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

NOTE 9—STOCKHOLDERS' EQUITY

The shares of common stock outstanding as of each three month period ended as of July 31 are summarized as follows:

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

The basic earnings per common share were computed as follows:

	Three Months Ended
	July 31, 2020	July 31, 2019
Net income	$730,000	$444,000
Amounts allocated to participating securities (nonvested restricted shares)	(89,000)	(54,000)
Net income attributable to common shareholders	$641,000	$390,000
Basic weighted average common shares	5,265,750	5,265,750
Earnings per share attributable to common shareholders:
Basic earnings per share	$0.12	$0.07

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

	July 31, 2020	April 30, 2020
Contract assets	$357,000	$960,000

Contract assets decreased $603,000 between July 31, 2020 and April 30, 2020 due to decreased satisfaction or partial satisfaction of customer contracts, and relates to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations for which we have not yet billed.

NOTE 12 — CUSTOMER DEPOSITS

For certain customers, we collect payment at the time the order is placed. These deposits are classified as a liability and will be recognized as revenue at the time performance obligations are satisfied in accordance with our revenue recognition policy. As of July 31, 2020 and April 30, 2020 we had $68,000 and $16,000, respectively in customer deposits related to this arrangement.

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

NOTE 14 – LEASED PROPERTY

The Company adopted ASC 842 on May 1, 2019 using the modified retrospective transition method. Upon transition to the new standard, the Company elected the package of practical expedients, which permitted the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs.

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

Future minimum lease payments on the operating lease as of July 31, 2020 are as follows:

Operating Lease
Fiscal Years Ending April 30,	Payments
2021	$117,000
2022	166,000
2023	178,000
2024	124,000
Total	$585,000

Torotel’s leased property (where Torotel is the lessor) by asset category was as follows:

	July 31, 2020	April 30, 2020
Land	$265,000	$265,000
Buildings and improvements	1,000,000	1,000,000
	1,265,000	1,265,000
Less accumulated depreciation	(730,000)	(707,000)
Net leased property	$535,000	$558,000

Depreciation resulting from the leased property amounted to $23,000 and $13,000 during the three months ending July 31, 2020 and 2019, respectively.

NOTE 15 – COVID-19 IMPACT

The COVID-19 pandemic, first identified in Wuhan, Hubei Province, China, continues to spread worldwide, causing weakened international economic conditions. Torotel provides end products to the defense industry and is considered an essential business. We have been fully operating throughout the pandemic. Due to the concerns around the outbreak of COVID-19, we have implemented several new policies and procedures based on CDC recommendations. All of our employees who do not have critical functions requiring them to be on-site have been working remotely to lower the number of people within the facilities. For those employees required to work on-site, we have implemented new measures including increased distancing of workstations, closed access to common areas and meeting rooms, increased cleaning efforts, implemented face mask requirements, further restricted access to our premises by suppliers and customers, and other safety precautions. We expect to continue these changes for the foreseeable future. As a result of the pandemic, there is significant uncertainty around the U.S. and global economy, U.S. Department of Defense spending as a result of potential budget cuts, future customer demand, supply chain availability, oil price fluctuations, cash collections, and costs related to our changes to help ensure the safety and well-being of our employees. Late in the fourth quarter of fiscal 2020, we have experienced lower commercial aerospace sales as a result of COVID-19. Due to this change in sales and the significant uncertainties outlined above in April 2020, we applied for a loan under the Paycheck Protection Program (the “PPP”) of the 2020 Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) administered by the Small Business Association. On April 15, 2020, Torotel received $1.9 million in PPP funds. We believe we have used these funds from this loan only for the purposes included in the PPP, including payroll, employee benefits, rent, utilities and interest on certain finance agreements (See Note 6). The aerospace industry has seen large impacts from the pandemic and this has impacted some of our customers.  As identified in Note 4, our revenue from the commercial aerospace industry for the three month period ended July 31, 2020 and 2019 was $925,000 and $2,410,000, respectively.  The $1,485,000 decrease is primarily due to the pandemic impacts from lower commercial aerospace product demand. At the date of this filing, the full extent of which the COVID-19 pandemic may impact our financial condition or results of operations is uncertain.

Forward-Looking Information

This report, as well as our other reports filed with or furnished to the Securities and Exchange Commission (the “SEC”), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast,” “may,” “should,” “predict,” and similar expressions are intended to identify forward-looking statements. Statements regarding expectations, including performance assumptions and estimates relating to capital requirements, as well as other statements that are not historical facts, are forward-looking statements. This report contains forward-looking statements regarding, among other topics, our expected financial position, results of operations, cash flows, strategy, budgets and management's plans and objectives. Accordingly, these forward-looking statements are based on management’s judgments based on currently available information and assumptions about a number of important factors. While we believe that our assumptions about such factors are reasonable, such factors involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These factors include,without limitation:

●	disruption in our business, customers and suppliers in connection with COVID-19;
●	economic, political and legislative factors that could impact defense spending;
●	continued production of the Hellfire II missile system for which we supply parts;
●	loss of key customers and our relatively concentrated customer base;
●	risks in fulfilling military subcontracts;
●	our ability to finance operations;
●	our ability to adequately pass through to customers unanticipated future increases in raw material and labor costs;
●	delays in developing new products;
●	markets for new products and the cost of developing new markets;
●	expected orders that do not occur;
●	our ability to adequately protect and safeguard our network infrastructure from cyber security vulnerabilities;
●	our on-going ability to satisfy our debt repayment obligations;
●	fluctuations in oil prices;
●	our ability to generate sufficient taxable income to realize the amount of our deferred tax assets; and
●	the impact of competition and price erosion as well as supply and manufacturing constraints.

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

The industry mix of the customers that accounted for Torotel’s net sales for the first three months of the fiscal year ending April 30, 2021 (“fiscal year 2021”) was 81% defense, 15% commercial aerospace, and 4% industrial compared to 60% defense, 38% commercial aerospace, and 2% industrial for the same period in the fiscal year ending April 30, 2020 (“fiscal year 2020”).  Approximately 97% of Torotel’s sales during the first three months of fiscal year 2021 have been derived from domestic customers.

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

COVID-19 Impact

The COVID-19 pandemic, first identified in Wuhan, Hubei Province, China, continues to spread worldwide, causing weakened international economic conditions. Torotel is identified as an essential business as previously discussed within the “Business” section and we have been fully operating throughout the pandemic. Due to the concerns around the outbreak of COVID-19, we have implemented several new policies and procedures based on CDC recommendations. All of our employees who do not have critical functions requiring them to be on-site have been working remotely to lower the number of people within the facilities. For those employees required to work on-site, we have implemented new measures including increased distancing of workstations, closed access to common areas and meeting rooms, increased cleaning efforts, implemented face mask requirements, further restricted access to our premises by suppliers and customers, and other safety precautions. We expect to continue these changes for the foreseeable future. As a result of the pandemic, there is significant uncertainty around the U.S. and global economy, U.S. Department of Defense spending as a result of potential budget cuts, future customer demand, supply chain availability, oil price fluctuations, cash collections, and costs related to our changes to help ensure the safety and well-being of our employees. Late in the fourth quarter of fiscal 2020, we have experienced lower commercial aerospace sales as a result of COVID-19. In April 2020, we applied for a loan under the Paycheck Protection Program (the “PPP”) of the 2020 Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) administered by the Small Business Association. On April 15, 2020, Torotel received $1.9 million in PPP funds. We believe we have used these funds from this loan only for the purposes included in the PPP, including payroll, employee benefits, rent, utilities and interest on certain finance agreements (See Liquidity and Capital Resources).

Business and Industry Considerations

Defense Markets

During the first three months of fiscal years 2021 and 2020 the amount of consolidated revenues derived from contracts with prime contractors of the U.S. Department of Defense (“DoD”) was approximately 81% and 60% respectively. As a result, our financial results in any period could be impacted substantially by spending cuts or increases in the DoD budget and the funds appropriated for certain military programs.

Despite ongoing uncertainty associated with the DoD budget, we believe our overall defense business outlook remains favorable due to the present demand for the potted coil assembly and other existing orders from major defense contractors. As of July 31, 2020, our consolidated order backlog for the defense market was nearly $17.2 million, which included $11.3 million for the potted coil assembly.

Commercial Aerospace and Industrial Markets

We provide magnetic components and electro-mechanical assemblies for a variety of applications in the commercial aerospace and industrial markets. The primary demand drivers for these markets include commercial aircraft production orders, oil and gas drilling exploration activity, and general economic growth.  Each of these could have an ongoing impact due to the effects of the pandemic on commercial aircraft production, oil prices and general economic turmoil and uncertainty.  Producers of commercial aircraft have announced a decrease in the production of multiple models of aircraft.  This reduction has adversely impacted our commercial aerospace backlog and is expected to further impact our commercial aerospace business throughout fiscal year 2021.  Other threats to our near-term and long-term market outlook include delays on the development and production of new commercial aircraft and competition from international suppliers.  As of July 31, 2020, our consolidated order backlog for the aerospace and industrial markets was $3.3 million.

Business Outlook

Our backlog as of July 31, 2020 as compared to July 31, 2019 increased from $12.9 million to $20.5 million, a 58% increase. This was due primarily to an increase in the potted coil assembly orders. We anticipate that net sales for fiscal year 2021 will remain consistent with fiscal year 2020 primarily due to an expectation that a reduction of net sales within the commercial aerospace industry; may be partially offset by sales growth within the defense industry.  We anticipate that 67% of our $20.5 million backlog as of July 31, 2020 is expected to ship and be converted to sales in fiscal year 2021.  As noted previously, there are multiple uncertainties within our business associated with the COVID-19 pandemic; however, we anticipate that our large sales backlog and current defense industry opportunities will help maintain our current business outlook.

Consolidated Results of Operations

The following management comments regarding Torotel’s results of operations and outlook should be read in conjunction with the Consolidated Condensed Financial Statements and Notes to the Consolidated Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report.

This discussion and analysis of the results of operations include the operations of Torotel and its subsidiary Torotel Products as of July 31, 2020.

Net Sales

	Three Months Ended
	July 31, 2020	July 31, 2019
Magnetic components	$3,963,000	$3,254,000
Potted coil assembly	1,735,000	1,519,000
Electro-mechanical assemblies	321,000	1,573,000
Total	$6,019,000	$6,346,000

Consolidated net sales in the three months ended July 31, 2020 decreased 5%, or $327,000, compared to the three months ended July 31, 2019.  Consolidated net sales decreased primarily because of decreased demand in electro-mechanical assemblies due largely to the impacts of the pandemic on the aerospace industry.

Gross Profit

	Three Months Ended
	July 31, 2020	July 31, 2019
Gross profit	$2,339,000	$2,393,000
Gross profit % of net sales	39%	38%

Consolidated gross profit decreased by 2%, or $54,000, in the three ended July 31, 2020 compared to the three months ended July 31, 2019. Consolidated gross profit decreased primarily due to decreased demand in electro-mechanical assemblies due largely to the impacts of the pandemic on the aerospace industry.

Operating Expenses

	Three Months Ended
	July 31, 2020	July 31, 2019
Engineering	$351,000	$388,000
Selling, general and administrative	1,363,000	1,423,000
Total	$1,714,000	$1,811,000

Engineering expenses decreased 10%, or $37,000, in the three months ended July 31, 2020 compared to the three months ended July 31, 2019.  The decrease in the three month period primarily resulted from a decrease in headcount and a decrease in travel expenses.

Selling, general and administrative expenses decreased 4%, or $60,000, in the three months ended July 31, 2020 compared to the three months ended July 31, 2019.  The decrease primarily resulted from a decrease in headcount.

Earnings (loss) from Operations

	Three Months Ended
	July 31, 2020	July 31, 2019
Torotel Products	$790,000	$765,000
Torotel	(165,000)	(183,000)
Total	$625,000	$582,000

For the reasons discussed under each of the Gross Profit and Operating Expenses headings above, consolidated earnings from operations increased by $43,000, for the three months ended July 31, 2020 when compared to the three months ended July 31, 2019.

Other Earnings Items

	Three Months Ended
	July 31, 2020	July 31, 2019
Income from operations	$625,000	$582,000
Interest expense	23,000	27,000
Income before income taxes	602,000	555,000
Income tax expense (benefit)	(128,000)	111,000
Net income	$730,000	$444,000

We anticipate that our effective income tax rate for fiscal year ending April 30, 2021 will be 26.5%. For additional discussion related to Income Taxes, see Note 7 of Notes to the Consolidated Financial Statements.

Financial Condition and Liquidity

Cash generated by operations together with the borrowing under our lines of credit are our primary sources of liquidity. The following table highlights the sources of liquidity available to us as of July 31, 2020 compared to July 31, 2019.

	July 31,
	2020	2019
Cash	$2,017,000	$353,000
Amount available under our 5.00% asset-based revolving line of credit	1,101,000	864,000
Total funds available	$3,118,000	$1,217,000

Operating Activities

The following table compares net cash provided by (used in) operating activities during the three months ended July 31, 2020 compared to the three months ended July 31, 2019.

	Three Months Ended
	July 31, 2020	July 31, 2019
Net cash provided by (used in) operating activities	$(1,080,000)	$774,000

Net cash provided by operating activities decreased by $1,854,000 during the three months ended July 31, 2020 versus the comparable period of the 2020 fiscal year primarily due to an increase in trade receivables and a decrease in trade accounts payable.

Investing Activities

	Three Months Ended
	July 31, 2020	July 31, 2019
Net cash used in investing activities	$(41,000)	$(116,000)

The decrease of $75,000 in net cash used in investing activities during the three months ended July 31, 2020 compared to the comparable period of fiscal year 2020 was due to lower capital expenditures.  We expect capital expenditure spending to rise moderately during the remainder of fiscal year 2021 which is consistent with the anticipated needs of our business.

Financing Activities

	Three Months Ended
	July 31, 2020	July 31, 2019
Net cash provided by (used in) financing activities	$875,000	$(363,000)

The increase of $1,238,000 in net cash provided by financing activities during the three months ended July 31, 2020 from the comparable period in fiscal year 2020 is due primarily to proceeds from the asset-based revolving line of credit in fiscal year 2021.

Liquidity and Capital Resources

Due to the above-mentioned pandemic-related challenges, we are proactively managing costs and finding new sources of revenue to offset the impact of the anticipated commercial aerospace downturn. We believe that maintaining our skilled workforce of production employees and engineers is vital to our continued success. Without the combination of the PPP loan and the expansion of our line of credit, we would have had to make significant cost structure changes to our operations beginning near the end of fiscal year 2020. We believe that the projected cash flow from operations, additional proceeds from PPP funding and available borrowings under existing financing arrangements that supplement our working capital needs, will enable us to meet our anticipated funding requirements for the foreseeable future, based on historical levels. Our asset-based revolving line of credit and guidance line of credit are scheduled to mature on October 19, 2020. We expect to renew each of the financing agreements, if deemed necessary. The increase in our cash position from the prior fiscal year is due to the $1,985,000 PPP funding. As of July 31, 2020, we had $899,000 funds drawn on the $2,000,000 asset-based revolving line of credit. As of July 31, 2020 our total borrowing capacity is approximately $1,101,000, under our existing financing arrangements, plus $2,017,000 of cash on hand.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements.

Critical Accounting Policies

We discuss our critical accounting policies and estimates in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended April 30, 2020 filed with the SEC on July 28, 2020. We have made no significant change in our critical accounting policies since April 30, 2020.

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

Torotel, Inc.
Date: September 11, 2020	/s/ Heath C. Hancock
Heath C. Hancock
Chief Financial Officer
Principal Financial Officer